Form 10-Q
period 2016-09-30
EVERBRIDGE, INC.
filed 2016-11-14
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2016, the registrant had 27,148,042 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash	$62,296	$8,578
Accounts receivable, net	15,995	15,699
Prepaid expenses	2,559	1,371
Other current assets	3,226	3,972
Total current assets	84,076	29,620
Property and equipment, net	3,128	3,620
Capitalized software development costs, net	8,955	8,178
Goodwill	7,839	7,839
Intangible assets, net	2,738	4,119
Other assets	55	133
Total assets	$106,791	$53,509
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,967	$3,521
Accrued payroll and employee related liabilities	7,620	6,062
Accrued expenses	2,348	1,460
Term loan	—	830
Deferred revenue	47,556	39,159
Notes payable	—	2,018
Other current liabilities	553	569
Total current liabilities	61,044	53,619
Long-term liabilities:
Deferred revenue, noncurrent	1,516	1,308
Line of credit	—	9,976
Term loan, net of current portion	—	4,146
Deferred tax liabilities	94	345
Other long term liabilities	106	166
Total liabilities	62,760	69,560
Commitments and contingencies
Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2016, 3,129,086 shares authorized, 3,129,084 shares issued and outstanding as of December 31, 2015; aggregate liquidation value of $11,357 as of December 31, 2015	—	3
Series A-1 preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2016, 5,870,914 shares authorized, 5,225,879 issued and outstanding as of December 31, 2015; aggregate liquidation preference of $18,291 as of December 31, 2015	—	5
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016; no shares authorized, issued or outstanding as of December 31, 2015	—	—
Class A common stock, $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2016; 1,164,497 shares authorized, 1,164,105 shares issued and outstanding as of December 31, 2015; aggregate liquidation preference of $1,339 as of December 31, 2015	—	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,148,042 and 11,106,926 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	27	11
Additional paid-in capital	131,307	62,274
Accumulated deficit	(86,990)	(78,332)
Accumulated other comprehensive loss	(313)	(13)
Total stockholders’ equity (deficit)	44,031	(16,051)
Total liabilities and stockholders’ equity (deficit)	$106,791	$53,509

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$19,932	$15,187	$55,566	$42,500
Cost of revenue	6,173	5,165	17,324	14,210
Gross profit	13,759	10,022	38,242	28,290
Operating expenses:
Sales and marketing	8,605	6,761	25,659	18,098
Research and development	3,917	3,025	10,560	8,494
General and administrative	3,666	3,863	10,252	8,441
Total operating expenses	16,188	13,649	46,471	35,033
Operating loss	(2,429)	(3,627)	(8,229)	(6,743)
Other income (expense), net:
Interest income	—	—	—	1
Interest expense	(195)	(160)	(506)	(405)
Other expenses, net	30	(20)	2	(52)
Total other expense, net	(165)	(180)	(504)	(456)
Loss before income taxes	(2,594)	(3,807)	(8,733)	(7,199)
(Provision for) benefit from income taxes	(35)	186	75	374
Net loss	$(2,629)	$(3,621)	$(8,658)	$(6,825)
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.30)	$(0.66)	$(0.56)
Diluted	$(0.18)	$(0.30)	$(0.66)	$(0.56)
Weighted-average common shares outstanding:
Basic	14,772,006	12,255,240	13,124,480	12,254,520
Diluted	14,772,006	12,255,240	13,124,480	12,254,520

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(2,629)	$(3,621)	$(8,658)	$(6,825)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	66	62	(300)	1
Total comprehensive loss	$(2,563)	$(3,559)	$(8,958)	$(6,824)

See the accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Series A preferred stock		Series A-1 preferred stock		Common stock		Class A common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	Shares	Par value	Shares	Par value	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2014	3,129,084	$3	5,225,879	$5	11,237,257	$11	1,164,105	$1	$62,203	$(67,508)	$(42)	$(5,327)
Stock-based compensation	—	—	—	—	6,023	—	—	—	1,522	—	—	1,522
Repurchase of common stock	—	—	—	—	(173,913)	—	—	—	(1,500)	—	—	(1,500)
Exercise of stock options	—	—	—	—	37,559	—	—	—	49	—	—	49
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	—	—	—	—	(10,824)	—	(10,824)
Balance at December 31, 2015	3,129,084	$3	5,225,879	$5	11,106,926	$11	1,164,105	$1	$62,274	$(78,332)	$(13)	$(16,051)
Stock-based compensation	—	—	—	—	—	—	—	—	2,165	—	—	2,165
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	6,250,000	6	—	—	66,096	—	—	66,102
Conversion of convertible preferred stock and Class A common stock into common stock	(3,129,084)	(3)	(5,225,879)	(5)	9,519,068	9	(1,164,105)	(1)	—	—	—	—
Cashless exercise of warrant	—	—	—	—	100,683	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	161,336	1	—	—	747	—	—	748
Exercise of warrant	—	—	—	—	10,029	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	—	—	—	—	—	(8,658)	—	(8,658)
Balance at September 30, 2016	—	$—	—	$—	27,148,042	$27	—	$—	$131,307	$(86,990)	$(313)	$44,031

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,658)	$(6,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,675	4,244
Loss on disposal of assets	74	—
Deferred income taxes	(224)	—
Accretion of interest on notes payable	—	105
Non-cash interest expense on line of credit and term loan	67	4
Provision for doubtful accounts	95	331
Stock-based compensation	2,127	900
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(391)	(1,098)
Prepaid expenses	(1,188)	(1,009)
Other assets	(1,743)	(734)
Accounts payable	251	1,043
Accrued payroll and employee related liabilities	1,558	472
Accrued expenses	305	(346)
Deferred revenue	8,605	6,953
Other liabilities	(18)	53
Net cash provided by operating activities	6,535	4,093
Cash flows from investing activities:
Capital expenditures	(739)	(2,330)
Additions to capitalized software development costs	(4,294)	(3,647)
Change in restricted cash	—	(77)
Net cash used in investing activities	(5,033)	(6,054)
Cash flows from financing activities:
Proceeds from line of credit	9,500	5,000
Payments on line of credit	(19,500)	(5,000)
Payments of issuance costs relating to line of credit and term loan	(19)	(59)
Principal payments on capital leases	(58)	(74)
Proceeds from initial public offering, net of underwriters discounts and commissions	69,750	—
Payments of initial public offering costs	(1,372)	(1,143)
Payments on notes payable	(2,018)	—
(Payments) proceeds from term loan	(5,000)	5,000
Proceeds from warrant exercises	25	—
Proceeds from option exercises	748	34
Repurchase of common stock	—	(1,500)
Net cash provided by financing activities	52,056	2,258
Effect of exchange rates on cash and cash equivalents	160	(29)
Net increase in cash and cash equivalents	53,718	268
Cash—beginning of year	8,578	4,412
Cash—end of year	$62,296	$4,680
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$488	$183
Taxes	—	124
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	132	46
Deferred offering costs in accounts payable and accrued expenses	885	1,366
Stock-based compensation capitalized for software development	38	—

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications automate numerous critical communications processes such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging and Internet of Things. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, the United Kingdom and China.

Initial Public Offering

On September 21, 2016, the Company completed an initial public offering (“IPO”) in which the Company sold 6,250,000 shares of its common stock at the public offering price of $12.00 per share. The Company received net proceeds of $66.1 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company, from sales of its shares in the IPO.  In connection with the closing of the IPO, all shares of Class A common stock then outstanding were converted into 1,164,105 shares of common stock and all shares of convertible preferred stock then outstanding were converted into 8,354,963 shares of common stock, in each case on a one-to-one basis.

As of September 30, 2016, 27,148,042 shares of the Company’s common stock were outstanding.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on September 16, 2016 (the “Prospectus”).

The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Assets and liabilities which are subject to judgment and use of estimates include allowances for doubtful accounts, the fair value of assets acquired and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations and, for all periods prior to the completion of the IPO, the valuation of the Company’s common stock.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. From time to time, balances may exceed amounts insured by the FDIC. The Company has not experienced any losses in such amounts.

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States and the United Kingdom and are generally denominated in U.S. dollars or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three months ended September 30, 2016 and 2015. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the nine months ended September 30, 2016 and 2015.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Prospectus.

Recently Issued Accounting Guidance, Not Yet Adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In March 2016, the FASB Accounting Standards Updates (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In February, 2016, the FASB issued ASU No. 2016-02, “Leases”. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the

Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the impact that these ASUs will have on its condensed consolidated financial statements and related disclosures and has not yet selected a transition method.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2016	December 31, 2015

Accounts receivable	$16,392	$16,080
Allowance for doubtful accounts	(397)	(381)
Net accounts receivable	$15,995	$15,699

Bad debt expense was $0.1 million and $0.1 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$422	$357	$381	$282
Additions	8	242	95	331
Write-offs	(33)	(121)	(79)	(135)
Balance, end of period	$397	$478	$397	$478

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		As of	As of
	Useful life in years	September 30, 2016	December 31, 2015

Furniture and equipment	5	$844	$822
System hardware	5	3,320	6,495
Office computers	3	1,649	2,003
Computer and system software	3	1,469	1,341
		7,282	10,661
Less accumulated depreciation and amortization		(4,154)	(7,041)
Property and equipment, net		$3,128	$3,620

Depreciation and amortization expense for property and equipment was $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of September 30, 2016

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount

Capitalized software development costs	$29,451	3 years	$(20,496)	$8,955
Total capitalized software development costs	$29,451		$(20,496)	$8,955

			As of December 31, 2015
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount

Capitalized software development costs	$25,119	3 years	$(16,941)	$8,178
Total capitalized software development costs	$25,119		$(16,941)	$8,178

The Company capitalized software development costs of $4.9 million, $1.3 million and $4.3 million during the year ended December 31, 2015 and for the three and nine months ended September 30, 2016, respectively.

Amortization expense for capitalized software development costs was $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.   Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2016, for each of the following years is as follows (in thousands):

Amounts
2016 (for the remaining three months)	$1,386
2017	3,917
2018	2,659
2019	993
$8,955

(6) Intangible Assets

Intangible assets consisted of the following (in thousands):

			As of September 30, 2016

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,101	2-7 years	$(852)	$249
Tradenames	550	2-7 years	(236)	$314
Customer relationships	4,136	5 years	(1,961)	$2,175
Total intangible assets	$5,787		$(3,049)	$2,738

			As of December 31, 2015
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,211	2-7 years	$(763)	$448
Tradenames	582	2-7 years	(223)	359
Customer relationships	4,941	5 years	(1,629)	3,312
Total intangible assets	$6,734		$(2,615)	$4,119

Amortization expense for intangible assets was $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

The expected amortization of the intangible assets, as of September 30, 2016, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2016 (for the remaining three months)	$260
2017	1,041
2018	871
2019	447
2020	60
Thereafter	59
$2,738

(7) Debt

On September 22, 2016, the Company repaid in full and terminated its term loan with Western Alliance Bank. The aggregate amount paid was $5.1 million, which included the full principal amount of $5.0 million and $0.1 million of accrued interest. The Company also repaid $5.8 million on its line of credit with Western Alliance Bank, which included $0.1 million of interest. Upon the repayment and termination of the term loan, the Company recorded a $0.1 million charge to interest expense for the unamortized portion of the debt discount. As of September 30, 2016, there was no outstanding balance on our term loan or line of credit.

The Company adopted ASU 2015-03 in the first quarter of 2016 and reclassified $48,000 of deferred financing costs, net, resulting in a deduction from the carrying value of the Company’s long term line of credit and term loan, respectively, within its December 31, 2015 consolidated balance sheet.

(8) Stockholders’ Equity

Convertible Preferred Stock

In connection with the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 8,354,963 shares of common stock on a one-to-one basis.

Class A Common Stock

In connection with the closing of the IPO, all shares of class A common stock then outstanding were automatically converted into 1,164,105 shares of common stock on a one-to-one basis.

Preferred Stock

As of September  30, 2016, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

All of the shares offered and sold by the Company in the IPO were common stock.

As of September 30, 2016, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At September 30, 2016 and December 31, 2015, there were 27,148,042 and 11,106,926 shares of common stock issued and outstanding, respectively.

Warrants

In June 2009, the Company issued a warrant to purchase 10,029 shares of the Company’s Series A-1 preferred stock at an exercise price of $2.49 per share in connection with a preferred stock offering. The warrant expires upon the earlier of (1) 10 years after the issuance date, (2) the closing of an initial public offering; or (3) when a change in control transaction takes place.

In June 2009, the Company issued a warrant to purchase 120,355 shares of the Company’s Series A-1 preferred stock at an exercise price of $2.49 per share in connection with a preferred stock offering. The warrant expires upon the earlier of (1) 10 years after the issuance date, (2) five years after the closing of an initial public offering; or (3) when a change in control transaction takes place.

These warrants to purchase an aggregate of 130,384 shares of Series A-1 preferred stock at an exercise price of $2.49 per share were exercised during the nine months ended September 30, 2016. No warrants to purchase shares of capital stock of the Company were outstanding following such exercises.

(9) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) at the time the 2016 Plan becomes effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. The 2008 Plan provided for the grant of stock options to the Company’s’ employees, directors and consultants.  Stock option awards were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant as determined by the Company’s board of directors. The option awards generally vested over four years and were exercisable any time after vesting. The stock options expire ten years after the date of grant.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on September 15, 2016. A total of 500,000 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017, by the lesser of 200,000 shares of the common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning each March and October of each fiscal year.

On each purchase date, eligible employees will purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s common stock on the offering date or (ii) the fair market value of the Company’s common stock on the purchase date.

For the three months ended September 30, 2016, no shares of common stock were purchased under the 2016 ESPP. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

The Company recorded stock-based compensation expense of $0.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively. The Company recorded stock-based compensation expense of $0.5 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

The total intrinsic value of options exercised for the three and nine months ended September 30, 2016 was $1.4 million and $2.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2016, the total intrinsic value of all outstanding options was $12.9 million.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Options:
Fair value per share on grant date	$8.94 - $9.02	$5.06 - $7.76	$8.51 - $9.02	$5.06 - $7.76
Expected term (in years)	5.99 - 6.11	5.52 - 6.15	5.29 - 6.11	5.52 - 6.15
Expected volatility	70%	60%	70%	60%
Risk-free interest rate	1.21% - 1.25%	1.47% - 1.94%	1.21% - 1.86%	1.47% - 1.94%
Dividend rate	0%	0%	0%	0%

(1)

The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company used the simplified method to compute expected term, which reflects the average of the time-to-vesting and the contractual life;

(2)

The expected volatility of the Company’s common stock on the date of grant is based on the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $6.7 million as of September 30, 2016, and is expected to be recognized over a weighted average period of 1.36 years.

A summary of activities under the 2008 Option Plan and the 2016 Option Plan is shown as follows for the years ended December 31, 2014 and 2015 and the nine months ended September 30, 2016:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2014	699,662	$2.24
Granted	1,190,317	12.19
Exercised	(37,559)	1.32
Forfeited/canceled	(30,698)	7.76
Outstanding at December 31, 2015	1,821,722	8.68
Granted	241,590	14.66
Exercised	(161,336)	4.34
Forfeited/canceled	(55,123)	8.29
Outstanding at September 30, 2016	1,846,853	$9.89

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience and future expectations.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of September 30, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of June 30, 2016	Remaining contractual life (years)	Weighted average exercise price
1,846,853	8.17	$9.89	722,492	7.20	$6.07

Outstanding as of December 31, 2015	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2015	Remaining contractual life (years)	Weighted average exercise price
1,821,722	8.62	$8.68	472,463	6.88	$1.90

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2016	722,492	$6.07	1,124,361	$12.24
Outstanding at December 31, 2015	472,463	$1.90	1,349,259	$10.87

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$46	$46	$135	$103
Sales and marketing	211	98	503	200
Research and development	87	79	263	213
General and administrative	415	319	1,264	384
Total	$759	$542	$2,165	$900

(10) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	1,846,853	1,827,157	1,846,853	1,827,157
Series A-1 preferred stock warrants	—	130,384	—	130,384
Convertible preferred stock	—	8,354,963	—	8,354,963
Total	1,846,853	10,312,504	1,846,853	10,312,504

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

(11) Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions, as well as the portions of stock-based compensation that will either not generate tax benefits or the tax benefit is unpredictable and reflected when realized by employees.

For the three months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $0.1 million and a tax benefit of $0.2 million, respectively, resulting in an effective tax rate of 1.3% and 4.9%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded a benefit for income taxes of $0.1 million and a benefit of $0.4 million, respectively, resulting in an effective tax rate of 0.9% and 5.2%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of September 30, 2016, the Company had gross tax-effected unrecognized tax benefits of $0.2 million, of which $0.2 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2016 and 2015, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(12) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or (“CODM”), who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, all of the Company’s applications operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

(13) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90% and 89% of the Company’s revenue was from the United States for the three and nine months ended September 30, 2016, respectively. No other individual country comprised more than 10% of total revenue for the three and nine months ended September 30, 2016. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of September 30, 2016, more than 95% of the Company’s property and equipment was located in the United States.

(14) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

As of September 30, 2016, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2016 (for the remaining 3 months)	$384
2017	1,101
2018	321
2019	54
2020	35
Total minimum lease payments	$1,895

Future minimum operating lease payments have been reduced by future minimum sublease income of $0.2 million.

(b) Rent

Rent expense was $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2016, and $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2015.

(c) Litigation

In the normal course of business, the Company has been subjected to various unasserted claims. The Company does not believe these will have a material adverse impact to the financial statements.

(d) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission on September 16, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages or cyber incidents, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, and automate the execution of pre-defined communications processes. Our customers use our platform to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 1.1 billion communications in 2015. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our critical communication and enterprise safety applications include Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging and Internet of Things, and are easy-to-use and deploy, secure, highly scalable and reliable. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for critical communications and enterprise safety solutions, which we refer to generally as critical communications.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,000 customers as of September 30, 2016. As of September 30, 2016, our customers were based in 25 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 24 of the 25 busiest North American airports, six of the ten largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.1 years as of September 30, 2016, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 87% of our revenue in each of the last three fiscal years and the nine months ended September 30, 2016 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $55.6 million and $42.5 million for the nine months ended September 30, 2016 and 2015, respectively, representing a period-over-period increase of 31%. We generated revenue of $19.9 million and $15.2 million for the three months ended September 30, 2016 and 2015, respectively, representing a period-over-period increase of 31%. We had net losses of $8.7 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. We had net losses of $2.6 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively.  Our adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $0.3 million and $(1.4) million for the three months ended September 30, 2016 and 2015, respectively.  See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of December 31, 2015 and September 30, 2016, 17% and 16% of our customers, respectively, were located outside of the United States and these customers generated 11% and 14% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively.

We have focused on rapidly growing our business and believe that the future growth of our business is dependent on many factors, including our ability to increase the functionality of our platform and applications, expand our customer base, accelerate adoption of our applications beyond Mass Notification within our existing customer base and expand our international presence. Our future growth will also depend on the growth in the market for critical communications solutions and our ability to effectively compete. In order to further penetrate the market for critical communications solutions and capitalize on what we believe to be a significant opportunity, we intend to continue to invest in research and development, build-out our data center infrastructure and services capabilities and hire additional sales representatives, both domestically and internationally, to drive sales to new customers and incremental sales of new applications to existing customers. Nevertheless, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

Recent Developments

In September 2016, we closed our initial public offering, or IPO, at which time we sold a total of 6,250,000 shares of our common stock.  We received net cash proceeds of $66.1 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us.

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. Business acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

We report our financial results as one operating segment. Our operating results are regularly reviewed on a consolidated basis by our chief executive officer, who is our chief operating decision maker, principally to make strategic decisions regarding how we allocate our resources and to assess our consolidated operating performance.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue retention rate	115%	113%	115%	113%
Adjusted EBITDA	$334	$(1,390)	$(387)	$(1,651)
Adjusted gross margin	$14,371	$10,697	$40,128	$29,761
Free cash flow	$6,579	$(875)	$1,502	$(1,884)

•

Revenue Retention Rate.  We calculate our revenue retention rate by dividing (1) total revenue in the current 12-month period from those customers who were customers during the prior 12-month period by (2) total revenue from all customers in the prior 12-month period. For the purposes of calculating our revenue retention rate, we count as customers all entities with whom we had contracts in the applicable period other than (1) customers of our wholly-owned subsidiary, Microtech, which generates an immaterial amount of our revenue in any given year and (2) in the first year following our acquisition of another business, customers that we acquired in connection with such acquisition. We believe that our ability to retain our customers and expand their use of our solutions over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate provides insight into the impact on current period revenue of the number of new customers acquired during the prior 12-month period, the timing of our implementation of those new customers, growth in the usage of our solutions by our existing customers and customer attrition. If our revenue retention rate for a period exceeds 100%, this means that the revenue retained during the period including upsells more than offset the revenue that we lost from customers that did not renew their contracts during the period. Our revenue retention rate may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform and applications, pricing, economic conditions or overall reductions in our customers’ spending levels.

•

Adjusted EBITDA.  Adjusted EBITDA represents our net loss before interest income and interest expense, income tax expense and benefit, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(2,629)	$(3,621)	$(8,658)	$(6,825)
Interest expense, net	195	160	506	404
Provision for (benefit from) income taxes	35	(186)	(75)	(374)
Depreciation and amortization expense	1,974	1,715	5,675	4,244
Stock-based compensation expense	759	542	2,165	900
Adjusted EBITDA	$334	$(1,390)	$(387)	$(1,651)

•

Adjusted Gross Margin.  Adjusted gross margin represents gross profit plus stock-based compensation and amortization of acquired intangibles. Adjusted gross margin is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of stock-based compensation expense and amortization of acquired intangibles facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross margin is not a measure calculated in accordance with GAAP. We believe that adjusted gross margin provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross margin alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross margin to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$13,759	$10,022	$38,242	$28,290
Amortization of acquired intangibles	566	629	1,751	1,368
Stock-based compensation expense	46	46	135	103
Adjusted gross margin	$14,371	$10,697	$40,128	$29,761

•

Free Cash Flow.  Free cash flow represents net cash provided by operating activities minus capital expenditures and capitalized software development costs. Free cash flow is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for internally-developed software facilitates comparisons of our operating performance on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance. Free cash flow is not a measure calculated in accordance with GAAP. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider free cash flow alongside our other GAAP-based financial performance measures, net cash provided by operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash for operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net cash provided by operating activities	$8,226	$1,515	$6,535	$4,093
Capital expenditures	(393)	(1,003)	(739)	(2,330)
Capitalized software development costs	(1,254)	(1,387)	(4,294)	(3,647)
Free cash flow	$6,579	$(875)	$1,502	$(1,884)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense and amortization of acquired intangibles. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

The following tables reconciles our GAAP to non-GAAP numbers for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$6,173	$5,165	$17,324	$14,210
Amortization of acquired intangibles	(566)	(629)	(1,751)	(1,368)
Stock-based compensation expense	(46)	(46)	(135)	(103)
Non-GAAP cost of revenue	5,561	4,490	15,438	12,739

Gross profit	13,759	10,022	38,242	28,290
Amortization of acquired intangibles	566	629	1,751	1,368
Stock-based compensation expense	46	46	135	103
Non-GAAP gross profit	14,371	10,697	40,128	29,761
Non-GAAP gross margin	72.1%	70.4%	72.2%	70.0%

Sales and marketing expense	8,605	6,761	25,659	18,098
Stock-based compensation expense	(211)	(98)	(503)	(200)
Non-GAAP sales and marketing	8,394	6,663	25,156	17,898

Research and development expense	3,917	3,025	10,560	8,494
Stock-based compensation expense	(87)	(79)	(263)	(213)
Non-GAAP research and development	3,830	2,946	10,297	8,281

General and administrative expense	3,666	3,863	10,252	8,441
Amortization of acquired intangibles	(224)	(275)	(701)	(818)
Stock-based compensation expense	(415)	(319)	(1,264)	(384)
Non-GAAP general and administrative	3,027	3,269	8,287	7,239

Total operating expenses	16,188	13,649	46,471	35,033
Amortization of acquired intangibles	(224)	(275)	(701)	(818)
Stock-based compensation expense	(713)	(496)	(2,030)	(797)
Non-GAAP total operating expenses	$15,251	$12,878	$43,740	$33,418

Operating loss	$(2,429)	$(3,627)	$(8,229)	$(6,743)
Amortization of acquired intangibles	790	904	2,452	2,186
Stock-based compensation expense	759	542	2,165	900
Non-GAAP operating loss	$(880)	$(2,181)	$(3,612)	$(3,657)

Net loss	$(2,629)	$(3,621)	$(8,658)	$(6,825)
Amortization of acquired intangibles	790	904	2,452	2,186
Stock-based compensation expense	759	542	2,165	900
Non-GAAP net loss	$(1,080)	$(2,175)	$(4,041)	$(3,739)

Components of Results of Operations

Revenue

We derive substantially all of our revenue from the sale of subscriptions to our critical communications and enterprise safety applications.

We generally bill and collect payment for our subscriptions annually in advance. All revenue billed in advance of services being delivered is recorded in deferred revenue. The initial subscription period typically ranges from one to three years. We offer varying levels of customer support based on customer needs and the complexity of their businesses, including the level of usage by a customer in terms of minutes or the amount of data used to transmit the notifications. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of premium features and applications that our customers subscribe to and the number of contacts connected to our platform.

We generate an immaterial amount of revenue from set-up fees, which consist of participant process mapping, configuration, customer data migration and integration. We also sell professional services, which have been immaterial to date.

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of our subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization. As we add data center capacity and support personnel in advance of anticipated growth, our cost of revenue will increase and, if anticipated revenue growth does not occur, our gross profit will be adversely affected.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options within the applicable operating expense category based on the equity award recipient’s functional area.

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers and amortize these expenses ratably over the term of the corresponding subscription agreement. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. In the near term, we expect our sales and marketing expense to increase on an absolute dollar basis as we hire new sales representatives in the United States and worldwide and grow our marketing staff.

Research and Development

Research and development expense primarily consists of employee-related expenses for research and development staff, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expense also includes the cost of certain third-party services, office related costs to support research and development activities, software subscriptions and hosting costs. We capitalize certain software development costs that are attributable to developing new applications and adding incremental functionality to our platform and amortize these costs over the estimated life of the new application or incremental functionality, which is generally three years. We focus our research and development efforts on improving our applications, developing new applications and delivering new functionality. In the near term, we expect our research and development expense to increase on an absolute dollar basis as we continue to increase the functionality of our platform and applications.

General and Administrative

General and administrative expense primarily consists of employee-related expenses for administrative, legal, finance and human resource personnel, including salaries, bonuses, benefits and stock-based compensation expense. General and administrative expense also includes professional fees, insurance premiums, corporate expenses, transaction-related costs, office-related expenses, facility costs, depreciation and amortization and software license costs. In the near term, we expect our general and administrative expense to increase on an absolute dollar basis as we incur the costs associated with being a publicly traded company.

Interest Income

Interest income consists of interest earned on our cash balances held at financial institutions.

Interest Expense

Interest expense consists of interest on our outstanding debt obligations and interest on our capital leases.

Other Expense, Net

Other expense, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$19,932	$15,187	$55,566	$42,500
Cost of revenue(1) (2)	6,173	5,165	17,324	14,210
Gross profit	13,759	10,022	38,242	28,290
Operating expenses:
Sales and marketing(1)(2)	$8,605	$6,761	$25,659	$18,098
Research and development(1) (2)	3,917	3,025	10,560	8,494
General and administrative(1) (2)	3,666	3,863	10,252	8,441
Total operating expenses	16,188	13,649	46,471	35,033
Operating loss	(2,429)	(3,627)	(8,229)	(6,743)
Other expenses, net	(165)	(180)	(504)	(456)
Loss before income taxes	(2,594)	(3,807)	(8,733)	(7,199)
(Provision for) benefit from income taxes	(35)	186	75	374
Net loss attributable to common stockholders	$(2,629)	$(3,621)	$(8,658)	$(6,825)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$46	$46	$135	$103
Sales and marketing	211	98	503	200
Research and development	87	79	263	213
General and administrative	415	319	1,264	384
Total	$759	$542	$2,165	$900

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$1,470	$1,293	$4,452	$3,119
Sales and marketing	43	47	158	123
Research and development	18	6	225	128
General and administrative	443	369	840	874
Total	$1,974	$1,715	$5,675	$4,244

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	31%	34%	31%	33%
Gross profit	69%	66%	69%	67%
Operating expenses:
Research and development	20%	20%	19%	20%
Sales and marketing	43%	45%	46%	43%
General and administrative	18%	25%	18%	20%
Total operating expenses	81%	90%	84%	82%
Operating loss	(12)%	(24)%	(15)%	(16)%
Other expenses, net	(1)%	(1)%	(1)%	(1)%
Loss before income taxes	(13)%	(25)%	(16)%	(17)%
(Provision for) benefit from income taxes	*	1%	*	1%
Net loss attributable to common stockholders	(13)%	(24)%	(16)%	(16)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$19,932	$15,187	$4,745	31.2%

Revenue increased by $4.7 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due to a $4.7 million increase in sales of our solutions driven by expansion of our customer base from 2,514 customers as of September 30, 2015 to 3,076 as of September 30, 2016, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$6,173	$5,165	$1,008	19.5%
Gross margin %	69%	66%

Cost of revenue increased by $1.0 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $0.2 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.5 million increase in hosting and messaging costs, and a $0.2 million increase in employee-related costs associated with our increased headcount from 89 employees as of September 30, 2015 to 95 employees as of September 30, 2016.

Gross margin percentage increased due to an increase in revenue, primarily offset by an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$8,605	$6,761	$1,844	27.3%
% of revenue	43%	45%

Sales and marketing expense increased by $1.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $1.7 million increase in employee-related costs associated with our increased headcount from 134 employees as of September 30, 2015 to 165 employees as of September 30, 2016. The remaining increase was principally the result of a $0.1 million increase in advertising costs.

Research and Development Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$3,917	$3,025	$892	29.5%
% of revenue	20%	20%

Research and development expense increased by $0.9 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $0.6 million increase in employee-related costs associated with our increased headcount from 105 employees as of September 30, 2015 to 116 employees as of September 30, 2016. The remaining increase was principally the result of a $0.1 million increase in software subscriptions to support research and development activities. A total of $1.4 million of internally developed software costs during the three months ended September 30, 2015 and $1.2 million of internally developed software costs during the three months ended September 30, 2016 were capitalized, resulting in an increase of the expense by $0.2 million in the 2016 period.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$3,666	$3,863	$(197)	(5.1)%
% of revenue	18%	25%

General and administrative expense decreased by $0.2 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to a $0.2 million decrease in office related expenses to support the administrative team and a $0.1 million decrease in depreciation and amortization. The decrease was offset by an increase of $0.1 million in employee-related costs associated with our increased headcount from 57 employees as of September 30, 2015 to 60 employees as of September 30, 2016.

Other Expense, Net

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other expense, net	$(165)	$(180)	$15	(8.3)%
% of revenue	(1)%	(1)%

Other expense, net remained relatively consistent for the three months ended September 30, 2016 compared to the same period in 2015 as there were no significant changes to the interest expense related to our line of credit and term loan in the two periods.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$55,566	$42,500	$13,066	30.7%

Revenue increased by $13.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due to a $13.1 million increase in sales of our solutions driven by expansion of our customer base from 2,514 customers as of September 30, 2015 to 3,076 as of September 30, 2016, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$17,324	$14,210	$3,114	21.9%
Gross margin %	69%	67%

Cost of revenue increased by $3.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $1.4 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.8 million increase in employee-related costs associated with our increased headcount from 89 employees as of September 30, 2015 to 95 employees as of September 30, 2016 and a $0.8 million increase in hosting and messaging costs.

Gross margin percentage increased due to an increase in revenue, primarily offset by an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$25,659	$18,098	$7,561	41.8%
% of revenue	46%	43%

Sales and marketing expense increased by $7.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $6.5 million increase in employee-related costs associated with our increased headcount from 134 employees as of September 30, 2015 to 165 employees as of September 30, 2016. The remaining increase was principally the result of a $0.6 million increase in advertising costs and a $0.4 million increase in other external expenses and software costs to support our sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$10,560	$8,494	$2,066	24.3%
% of revenue	19%	20%

Research and development expense increased by $2.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $2.4 million increase in employee-related costs associated with our increased headcount from 105 employees as of September 30, 2015 to 116 employees as of September 30, 2016. The remaining increase was principally the result of a $0.6 million increase in third-party services, software subscriptions and hosting costs to support research and development activities. A total of $4.3 million of internally developed software costs during the nine months ended September 30, 2016 and $3.4 million of internally developed software costs during the three months ended September 30, 2015 were capitalized, resulting in a reduction of the expense by $0.9 million in the 2016 period.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$10,252	$8,441	$1,811	21.5%
% of revenue	18%	20%

General and administrative expense increased by $1.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $1.9 million increase in employee-related costs associated with our increased headcount from 57 employees as of September 30, 2015 to 60 employees as of September 30, 2016. The increase in employee-related costs was offset by a decrease of $0.1 million in depreciation and amortization expense.

Other Expense, Net

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other expense, net	$504	$456	$48	10.5%
% of revenue	(1)%	(1)%

Other expense, net remained relatively consistent for the nine months ended September 30, 2016 compared to the same period in 2015 as there were no significant changes to the interest expense related to our term loan and line of credit in the two periods.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash totaling $62.3 million as of September 30, 2016, which includes the remaining net proceeds from our initial public offering completed in September 2016. We received net proceeds of $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us. We believe that our cash balances, our available borrowings under our revolving line of credit and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Sources of Funds

Initial Public Offering

On September 21, 2016, we closed our initial public offering in which we issued and sold 6,250,000 shares of common stock at a public offering price of $12.00 per share for net proceeds of approximately $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us.

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of September 30, 2016, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

In addition to the revolving line of credit, the loan and security agreement also provided for a $5.0 million growth capital term loan. The term loan bore interest at a floating per annum rate equal to the prime rate plus 1.75%. Interest on the term loan was payable monthly in arrears for the first 12 months. Thereafter, the term loan was payable in thirty-six equal monthly installments of principal, plus all accrued interest, beginning on June 30, 2016. The term loan was subject to prepayment at our option, subject to a prepayment fee equal to 2% of the principal amount being repaid if such prepayment occurs on or prior to the first anniversary of the closing date. The term loan was paid off in full and terminated in September 2016 from the proceeds from our initial public offering and we had no balance outstanding as of September 30, 2016.

Western Alliance Bank maintains a security interest in substantially all of our tangible and intangible assets, excluding intellectual property, to secure any outstanding amounts under the loan agreement. The loan agreement contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The loan agreement also includes a financial covenant related to our recurring revenue renewal rate. During the continuance of an event of default, Western Alliance Bank may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash at beginning of period	$8,578	$4,412
Cash provided by operating activities	6,535	4,093
Cash used in investing activities	(5,033)	(6,054)
Cash provided by financing activities	52,056	2,258
Effects of exchange rates on cash	160	(29)
Cash at end of period	$62,296	$4,680

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs.

Operating Activities

Our net loss and cash flows provided by operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing and sponsorship expenses, and our ability to bill and collect in a timely manner. Our net loss has been significantly greater than our use of cash for operating activities due to the inclusion of non-cash expenses and charges.

Operating activities provided $6.5 million in cash in the nine months ended September 30, 2016, primarily from $7.4 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $7.8 million of non-cash operating expenses and partially offset by our net loss of $8.7 million. Specifically, we recognized non-cash charges aggregating $5.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $2.1 million for stock-based compensation, an increase of $0.1 million for our accounts receivable provision and an increase of $0.1 million related to disposal of assets, which was offset by a decrease of $0.2 million in our deferred tax liability balance. The change in operating assets and liabilities reflected a $8.6 million increase in deferred revenue, a $0.3 million increase in accounts payable, a $1.6 million increase in accrued employee related expenses and a $0.3 million increase in accrued expenses. These increases were partially offset by a $0.4 million increase in accounts receivables, a $1.7 million increase in other assets due to timing of payments made for deferred initial public offering costs and commissions and a $1.2 million increase in pre-paid expenses.

Operating activities provided $4.1 million in cash in the nine months ended September 30, 2015, primarily from $5.3 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $5.6 million of non-cash operating expenses and partially offset by our net loss of $6.8 million. Specifically, we recognized non-cash charges aggregating $4.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $0.9 million for stock-based compensation expense, $0.1 million related to non-cash interest on notes payable and $0.3 million for the increase in our accounts receivable provision. The change in operating assets and liabilities reflected a $7.0 million increase in deferred revenue, a $1.0 million increase in accounts payable due to timing of payments made to vendors and a $0.5 million increase in accrued employee-related expenses due to timing of payments. These increases were partially offset by a $1.1 million increase in accounts receivable, $1.0 million increase in prepaid expenses as a result of the increase in upfront payments made for insurance services, a $0.4 million increase in accrued expenses due to the timing of payments made and a $0.7 million increase in other assets due to the timing of payments made for future services.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment expenses.

Investing activities used $5.0 million in cash in the nine months ended September 30, 2016, primarily from our investment in software development of $4.3 million and property and equipment of $0.7 million.

Investing activities used $6.1 million in cash in the nine months ended September 30, 2015, primarily from our investment in software development of $3.7 million and property and equipment of $2.3 million.

Financing Activities

Cash generated by financing activities includes proceeds from our initial public offering, borrowings under our term loan and credit facilities and proceeds from the issuance of common stock upon the exercise of employee stock options. Cash used in financing activities includes deferred initial public offering costs and payments on capital leases, notes payable and repayments of debt under our credit facilities.

Financing activities provided $52.1 million of cash in the nine months ended September 30, 2016, which reflects proceeds of $69.8 million from our initial public offering, net of underwriter’s discount and commissions, $0.7 million from the exercise of stock options and proceeds from our line of credit of $9.5 million. These amounts were offset by payments of $19.5 million on our line of credit, payment of $5.0 million on our term loan, $1.4 million of cost paid in connection with our initial public offering and payment of notes payable related to the Vocal Limited acquisition of $2.0 million.

Financing activities provided $2.3 million in cash in the nine months ended September 30, 2015, primarily from proceeds from our term loan of $5.0 million, and proceeds from our line of credit of $5.0 million, partially offset by payment of $5.0 million on our line of credit, $1.1 million of cost paid in connection with our initial public offering, $1.5 million payment to repurchase outstanding shares of our common stock and payment of $0.1 million of capital lease obligations.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, deferred revenue, business combinations, goodwill, software development costs and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2016.

Recently Issued Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes to our contractual obligations and commitments from those disclosed in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2016; provided, that we repaid all amounts outstanding pursuant to our revolving line of credit and term loan with a portion of the proceeds from our initial public offering.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash includes cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash of $62.3 million as of September 30, 2016, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of September 30, 2016. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of September 30, 2016, the applicable prime rate was 3.50%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Although our credit facility and term loan have variable interest rates, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British pounds. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable.

Changes in Internal Control

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on September 16, 2016. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline.

Risks Related to Our Business and Our Industry

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

We increased our number of full-time employees from 189 to 303 to 418 as of December 31, 2013, 2014 and 2015, respectively, and to 436 as of September 30, 2016. From September 30, 2015 to September 30, 2016, we increased the headcount of our sales organization by 23%, and our revenue increased by $13.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due in part to the increase in our customer base.

However, our business may not continue to grow as quickly or at all in the future, which would adversely affect our revenue and business prospects. Our business growth depends on a number of factors including:

•	our ability to execute upon our business plan effectively;
•	our ability to accelerate our acquisition of new customers;
•	our ability to further sell to our existing customers new applications and features and to additional departments in their organizations;
•	our ability to develop new applications to target new markets and use cases;
•	our ability to expand our international footprint;
•	the growth of the market in which we operate;
•	our ability to maintain our technology leadership position; and
•	our ability to acquire complementary business, technologies and teams we need.

Further, our growth has placed, and will continue to place, a strain on our managerial, operational, financial and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•	increase our customer base and upsell and cross-sell additional and new applications to our existing customers;
•	invest in sales and marketing and expand our channel partner relationships;
•	develop new applications that target new markets and use cases;
•	expand our international operations; and
•	improve our platform and applications, financial and operational systems, procedures and controls.

We intend to continue our investment in sales and marketing, platform and applications, research and development, and general and administrative functions and other areas to grow our business. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.

If we are unable to manage our growth effectively in a manner that preserves the key aspects of our corporate culture, we may not be able to take advantage of market opportunities or develop new applications or upgrades to our existing applications and we may fail to satisfy customer requirements, maintain the quality and security of our applications, execute on our business plan or respond to competitive pressures, which could result in our financial results suffering and a decline in our stock price.

We have not been profitable on a consistent basis historically and may not achieve or maintain profitability in the future.

We have posted a net loss in each year since inception, including net losses of $0.9 million, $0.6 million, $10.8 million and $8.7 million in the years ended December 31, 2013, 2014, 2015 and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $87.0 million. While we have experienced significant revenue growth in recent periods and profitability solely in the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our platform and applications, including investments in our research and development team;
•	continued international expansion of our business; and
•	general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.

To date, we have derived substantially all of our revenue from the sale of our Mass Notification application. If we are unable to renew or increase sales of this application, or if we are unable to increase sales of our other applications, our business and operating results could be adversely affected.

While we have recently introduced five new critical communications applications, one of which was introduced in the middle of 2014, three of which were introduced in 2015 and one of which was introduced in 2016, we derived 95%, 96%, 91%, 87% and 91% of our revenue from sales of our Mass Notification application in 2013, 2014, 2015 and the nine months ended September 30, 2016 and 2015, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

•	any decline in demand for our Mass Notification application;
•	pricing or other competitive pressures from competing products;
•	the introduction of applications and technologies that serve as a replacement or substitute for, or represent an improvement over, our Mass Notification application;
•	technological innovations or new standards that our Mass Notification application do not address; and
•	sensitivity to current or future prices offered by us or competing solutions.

Because of our reliance on our Mass Notification application, our inability to renew or increase sales of this application or a decline in prices of this application would harm our business and operating results more seriously than if we derived significant revenue from a variety of applications. Any factor adversely affecting sales of our historical or new applications, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

If we are unable to develop upgrades to our platform, develop new applications, sell our platform and applications into new markets or further penetrate our existing market, our revenue may not grow.

Our ability to increase sales will depend in large part on our ability to enhance and improve our platform and applications, introduce new applications in a timely manner, develop new use cases for our platform and further penetrate our existing market. The success of any enhancement to our platform or new applications depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new applications, the ability to maintain and develop relationships with channel partners and communications carriers, the ability to attract, retain and effectively train sales and marketing personnel and the effectiveness of our marketing programs. Any new application that we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our applications, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our platform and applications and our ability to design our platform and applications to meet consumer demand. Any failure to enhance or improve our platform and applications as well as introduce new applications may adversely affect our revenue growth and operating results.

If we are unable to attract new customers or sell additional applications to our existing customers, our revenue and revenue growth will be harmed.

A part of our growth strategy is to add new customers and sell additional applications to our existing customers. Our ability to maintain existing customers, sell them new applications and to add new customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to introduce and enhance the applications we offer on a timely basis to keep pace with technological developments. However, we may prove unsuccessful in developing new applications and improving existing applications. In addition, the success of any new application depends on several factors, including the timely completion, introduction and market acceptance of the application. Any new applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or better anticipates market opportunities, those competitors may be able to provide more effective or cheaper products than ours. As a result, we may be unable to renew our agreements with existing customers, attract new customers or grow or maintain our business from existing customers, which could harm our revenue and growth.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform and applications.

To increase total customers and achieve broader market acceptance of our platform and applications, we will need to expand our sales and marketing organization, including the vertical and geographic distribution of our salesforce and our teams of account executives focused on new accounts, account managers responsible for renewal and growth of existing accounts, and business development representatives targeting new and growth business opportunity creation. We will continue to dedicate significant resources to our global sales and marketing organizations. The effectiveness of our sales and marketing teams has varied over time and may vary in the future, and depends in part on our ability to maintain and improve our platform and applications. All of these efforts will require us to invest significant financial and other resources and we are unlikely to see the benefits, if any, of these increases until future periods after incurring these expenses. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our salesforce if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The nature of our business exposes us to inherent liability risks.

Our applications, including our Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging and Internet of Things applications, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

Because we generally recognize revenue ratably over the term of our contract with a customer, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

Our revenue is primarily generated from subscriptions to our critical communications applications. Our customers do not have the right to take possession of our software platform and applications. Revenue from subscriptions, including additional fees for items such as incremental usage, is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer. Our agreements with our customers typically range from one to three years. As a result, much of the revenue that we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our applications in any one quarter would not necessarily be fully reflected in the revenue in that quarter, and would negatively affect our revenue and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally is recognized over the applicable agreement term.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform and applications to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for targeted and contextually relevant critical communications is in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly or how consistently it will develop or whether our platform and applications will be accepted into the markets in which we operate and plan to operate. Our success will depend, to a substantial extent, on the widespread adoption of our platform and applications as an alternative to historical mass notification systems. Some organizations may be reluctant or unwilling to use our platform and applications for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform and applications. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise applications into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based applications. Our ability to expand sales of our platform and applications into new markets depends on several factors, including the awareness of our platform and applications; the timely completion, introduction and market acceptance of enhancements to our platform and applications or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with channel partners and communication carriers; the effectiveness of our marketing programs; the costs of our platform and applications; and the success of our competitors. If we are unsuccessful in developing and marketing our platform and applications into new markets, or if organizations do not perceive or value the benefits of our platform and applications, the market for our platform and applications might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for critical communications solutions is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to provide a more comprehensive offering than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We compete on the basis of a number of factors, including:

•	application functionality, including local and multi-modal delivery in international markets;
•	breadth of offerings;
•	performance, security, scalability and reliability;
•	compliance with local regulations and multi-language support;
•	brand recognition, reputation and customer satisfaction;

•	ease of application implementation, use and maintenance; and
•	total cost of ownership.

We face competition from in-house solutions, large integrated systems vendors and established and emerging cloud and SaaS and other software providers. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point-solutions that address a single use case. Further, other potential competitors not currently offering competitive applications may expand their offerings to compete with our solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our solutions. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our applications to achieve or maintain market acceptance, any of which could harm our business.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our platform and applications grows, we will need to continue making significant investments to develop and implement new applications, technologies, security features and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of, or delay in, these efforts could impair the performance of our platform and applications and reduce customer satisfaction. Even if we are able to upgrade our systems and expand our staff, any such expansion may be expensive and complex, requiring management’s time and attention. To the extent that we do not effectively scale our platform and operations to meet the growing needs of our customers, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our applications and professional services, we may be unable to compete effectively and our business and operating results may be harmed.

Our quarterly results of operations may fluctuate, and if we fail to meet or exceed the expectations of investors or securities analysts, our stock price could decline.

Our quarterly revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a variety of factors, including many that are outside of our control. Our future revenue is difficult to predict. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to future revenue. If revenue levels are below our expectations, we may incur higher losses and may never attain or maintain consistent profitability. Our operating results may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of our expenses varies with our revenues. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	fluctuations in demand for our platform and applications;
•	changes in our business or pricing policies in response to competitive pricing actions or otherwise;
•	the timing and success of introductions of new applications or upgrades to our platform;
•	the impact of acquisition transaction-related amortization expenses and other certain expenses on our gross profit;
•	competition, including entry into the industry by new competitors and new offerings by existing competitors;
•	changes in the business or pricing policies of our competitors;
•

the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, enhancing our platform, introducing new applications or growing our sales and marketing teams;

•	our ability to effectively manage growth within existing and new markets, both domestically and internationally;
•	changes in the payment terms for our applications;
•	our ability to successfully manage any future acquisitions of businesses or technologies;

•	the strength of regional, national and global economies; and
•	the impact of natural disasters or man-made problems such as cyber incidents and terrorism.

Due to the foregoing factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance nor should you consider our recent revenue growth or results in any single period to be indicative of our future performance.

Interruptions or delays in service from our third-party data center providers could impair our ability to make our platform and applications available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve part of our platform functions from third-party data center hosting facilities operated by Century Link and located in the Los Angeles, California and Denver, Colorado areas. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Interoute located in the United Kingdom, Germany and the Netherlands, and by Elastichost in Toronto, Canada. We also rely on Amazon Web Services located in California and Virginia to host certain of our platform functions and applications. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our platform and applications. Problems faced by our third-party data center locations, with the telecommunications network providers with whom they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Because of the nature of the services that we provide to our customers during public safety threats and critical business events, any such interruption may arise when our customers are most reliant on our applications, thereby compounding the impact of any interruption on our business. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers and subject us to potential liability.

Further, our insurance policies may not adequately compensate us for any losses that we may incur in the event of damage or interruption. Although we benefit from liability protection under the Support Anti-Terrorism by Fostering Effective Technology Act of 2002, the occurrence of any of the foregoing could reduce our revenue, subject us to liability, cause us to issue credits to customers or cause customers not to renew their subscriptions for our applications, any of which could materially adversely affect our business.

Failures or reduced accessibility of third-party software on which we rely could impair the availability of our platform and applications and adversely affect our business.

We license software from third parties for integration into our platform and applications, including open source software. These licenses might not continue to be available to us on acceptable terms, or at all. While we are not substantially dependent upon any third-party software, the loss of the right to use all or a significant portion of our third-party software required for the development, maintenance and delivery of our applications could result in delays in the provision of our applications until we develop or identify, obtain and integrate equivalent technology, which could harm our business.

Any errors or defects in the hardware or software we use could result in errors, interruptions, cyber incidents or a failure of our applications. Any significant interruption in the availability of all or a significant portion of such software could have an adverse impact on our business unless and until we can replace the functionality provided by these applications at a similar cost. Furthermore, this software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of this software could limit access to our platform and applications. Additionally, we rely upon third parties’ abilities to enhance their current applications, develop new applications on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our applications in the event that such software becomes obsolete or incompatible with future versions of our platform and applications or is otherwise not adequately maintained or updated.

If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue will decline.

As a significant percentage of our customers choose to integrate our solutions with certain capabilities provided by third-party providers, the functionality and popularity of our solutions depend, in part, on our ability to integrate our platform and applications with certain third-party systems. Third-party providers may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technologies in conjunction with our platform and applications, which could negatively impact our solutions and harm our business. If we fail to integrate our solutions with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

Changes in the mix of sizes or types of businesses or government agencies that purchase our platform and applications purchased or used by our customers could affect our operating results.

We have sold and will continue to sell to enterprises of all sizes, municipal and regional governmental agencies, non-profit organizations, educational institutions and healthcare organizations. Sales to larger organizations may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. Changes in the sizes or types of businesses that purchase our applications could cause our operating results to be adversely affected.

If our customers’ or our third-party providers’ security measures are compromised or unauthorized access to the data of our customers or their employees, customers or constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our applications, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their employees, customers and constituents, including personally identifiable information such as contact information and physical location. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or customers’ data. Further, because of the nature of the services that we provide to our customers during public safety threats and critical business events, we may be a unique target for attacks.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification of any data security incident. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, the costs of compliance with notification laws and contractual obligations may be significant and any requirement that we provide such notifications as a result of an actual or alleged compromise could have a material and adverse effect on our business.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal data or that such coverage will continue to be available on acceptable terms or at all.

If our applications fail to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

Certain of our customers require applications that ensure secure communications given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our healthcare customers rely on our applications to communicate in a manner that is designed to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996, the 2009

Health Information Technology for Economic and Clinical Health Act, the Final Omnibus Rule of January 25, 2013, which are collectively referred to as HIPAA, and which impose privacy and data security standards that protect individually identifiable health information by limiting the uses and disclosures of individually identifiable health information and requiring that certain data security standards be implemented to protect this information. As a “business associate” to “covered entities” that are subject to HIPAA, we also have our own compliance obligations directly under HIPAA and pursuant to the business associate agreements that we are required to enter into with our customers that are HIPAA-covered entities.

Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications. If we are unable to adapt our applications to changing legal and regulatory standards or other requirements in a timely manner, or if our applications fail to allow our customers to communicate in compliance with applicable laws and regulations, our customers may lose confidence in our applications and could switch to products offered by our competitors, or threaten or bring legal actions against us.

In addition, governmental and other customers may require our applications to comply with certain privacy, security or other certifications and standards. For instance, with regard to transfers of personal data, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated in October 2015, which has a significant impact on the transfer of data from the European Union to U.S. companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move this data. Recently, the United States and the European Union agreed in principle upon a new framework called the Privacy Shield as a potential replacement for the EU-US Safe Harbor, but it has not yet been finalized, published or interpreted. The Privacy Shield may add significant requirements that could impact our business and result in substantial expense, and changes to our operations, to implement, and it is unclear that it will be appropriate for us. If our applications are late in achieving or fail to achieve or maintain compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our applications to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations and financial condition. If our policies and practices are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, and our business could be negatively impacted.

If we fail to offer high-quality customer support, our business and reputation may suffer.

We offer our customers implementation services and 24/7 support through our customer support centers as well as education, professional development and certification through Everbridge University as well as a range of consulting services. Consulting service offerings include onsite implementation packages, Certified Emergency Management professional operational reviews, dedicated client care representatives, custom web-based training, and development of client-specific communications materials to increase internal awareness of system value.

Providing this education, training and support requires that our personnel who manage our training resources or provide customer support have specific experience, knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers and larger organizations. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or scale our services if our business grows. We also may be unable to modify the format of our support services or change our pricing to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase our costs and harm our operating results. If we do not help our customers use applications within our platform and provide effective ongoing support, our ability to sell additional applications to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

We have acquired businesses and technology in the past. For example, we acquired Vocal Limited in March 2014, the assets of Nixle, LLC in December 2014 and technology from Tapestry Telemed LLC in December 2014. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;
•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies, into our platform and applications;
•	disrupting our ongoing business;
•	diverting our management’s attention and other company resources;
•	failing to maintain uniform standards, controls and policies;
•	incurring significant accounting charges;
•	impairing relationships with our customers and employees;
•

finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

•	failing to realize the expected synergies of the transaction;
•	being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and
•	being unable to generate sufficient revenue and profits from acquisitions to offset the associated acquisition costs.

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

We expect that the consideration we might pay for any future acquisitions of technologies, assets, businesses or teams could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with future acquisitions, net income per share and then-existing holders of our common stock may experience dilution.

We rely on the performance of our senior management and highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business and results of operations could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Jaime Ellertson, our President, Chief Executive Officer and Chairman of our board of directors, Kenneth S. Goldman, our Senior Vice President and Chief Financial Officer, and Imad Mouline, our Senior Vice President and Chief Technology Officer. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well- qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us and our planned international expansion. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our applications and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

Any future litigation against us could be costly and time-consuming to defend.

We have in the past and may in the future become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, United Kingdom in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, United Kingdom. For each of the years ended December 31, 2014 and 2015, approximately 14% of our revenue was derived from customers located outside of the United States. For the nine months ended September 30, 2016, approximately 11% of our revenue was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	economic or political instability in foreign markets;
•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•

more stringent regulations relating to technology, including with respect to privacy, data security and the unauthorized use of, access to, or deletion of commercial and personal information, particularly in the European Union;

•	difficulties in maintaining our company culture with a dispersed and distant workforce;
•	unexpected changes in regulatory requirements, taxes or trade laws;
•

differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
•

likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer. We continue to implement policies and procedures to facilitate our compliance with U.S. laws and regulations applicable to or arising from our international business. Inadequacies in our past or current compliance practices may increase the risk of inadvertent violations of such laws and regulations, which could lead to financial and other penalties that could damage our reputation and impose costs on us.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to-date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. If one or more jurisdictions were to assert that we have failed to collect taxes for sales of applications that leverage our platform, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales or otherwise harm our business and operating results.

We face exposure to foreign currency exchange rate fluctuations.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and vendors in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our sales cycle can be unpredictable, time-consuming and costly, which could harm our business and operating results.

Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our platform and applications. Prospective customers, especially larger organizations, often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors and lasts from four to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales.

Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $39.2 million and $36.6 million, respectively, due to prior period losses, which expire in various years beginning in 2028 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as cyber incidents or terrorism.

Our business and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events affecting us or third-party vendors we rely on, any of which could have a material adverse impact on our business, operating results and financial condition. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our customers’ businesses or the economy as a whole. Our servers and those of our third-party vendors may also be vulnerable to cyber incidents, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We or our customers may not have sufficient protection or recovery plans in place, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems, that of third parties and the Internet to conduct our business and provide high quality customer service, such disruptions could have an adverse effect on our business, operating results and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Impairment of goodwill and other intangible assets would result in a decrease in our earnings.

Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods would result in a decrease in our earnings.

Risks Related to Our Intellectual Property

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, some of which afford only limited protection.

As of September 30, 2016, we had nine issued patents and four patent applications pending in the United States. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge” and “Nixle” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Effective trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our solutions by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Failure to adequately enforce our intellectual property rights could also result in the impairment or loss of those rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Patent, copyright, trademark and trade secret laws offer us only limited protection and the laws of many of the countries in which we sell our services do not protect proprietary rights to the same extent as the United States and Europe. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations and solution development into countries that provide a lower level of intellectual property protection than the United States or Europe. Policing unauthorized use of our intellectual property and technology is difficult and the steps we take may not prevent misappropriation of the intellectual property or technology on which we rely. For example, in the event of inadvertent or malicious disclosure of our proprietary technology, trade secret laws may no longer afford protection to our intellectual property rights in the areas not otherwise covered by patents or copyrights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management’s attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.

Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes from time to time in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers whom we typically indemnify against claims that our solution infringes, misappropriates or otherwise violates the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

As we seek to extend our platform and applications, we could be constrained by the intellectual property rights of others and it may also be more likely that competitors or other third parties will claim that our solutions infringe their proprietary rights. We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant applications or revenue and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our platform or any of our applications exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those applications from the market, re-develop those applications or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our platform and our applications, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our applications from the market, our business, financial condition and results of operations could be harmed.

We have indemnity obligations to our customers and certain of our channel partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our platform and our applications, which could force us to incur substantial costs.

We have indemnity obligations to our customers and certain of our channel partners for intellectual property infringement claims regarding our platform and our applications. As a result, in the case of infringement claims against these customers and channel partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We also expect that some of our channel partners with whom we do not have express contractual obligations to indemnify for intellectual property infringement claims may seek indemnification from us in connection with infringement claims brought against them. We may elect to indemnify these channel partners where we have no contractual obligation to indemnify them and we will evaluate each such request on a case-by-case basis. If a channel partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

We may be subject to damages resulting from claims that our employees or contractors have wrongfully used or disclosed alleged trade secrets of their former employers or other parties.

We have in the past and may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our solutions, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of these parties. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential solutions or enhancements, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

The use of open source software in our platform and applications may expose us to additional risks and harm our intellectual property.

Our platform and some of our applications use or incorporate software that is subject to one or more open source licenses and we may incorporate open source software in the future. Open source software is typically freely accessible, usable and modifiable; however, certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any modifications or derivative works of the open source code available to others on potentially unfavorable terms or at no cost. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform and applications. In that event, we could be required to seek licenses from third parties in order to continue offering our platform and applications, to re-develop our platform and applications, to discontinue sales of our platform and applications or to release our proprietary software code in source code form under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our applications.

Although we are not aware of any use of open source software in our platform and applications that would require us to disclose all or a portion of the source code underlying our core applications, it is possible that such use may have inadvertently occurred in deploying our platform and applications, or that persons or entities may claim such disclosure to be required. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our products, which could result in our products failing to provide our customers with the security they expect. Any of these events could have a material adverse effect on our business, operating results and financial condition. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our platform and applications without our knowledge, we could, under certain circumstances, be required to disclose the source code to our platform and applications. This could harm our intellectual property position and our business, results of operations and financial condition.

Risks Related to Government Regulation

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

A portion of our revenue is generated by subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A portion of our revenue is generated by subscriptions sold to government entities. Additionally, many of our current and prospective customers, such as those in the financial services, and healthcare and life sciences industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our applications. Selling subscriptions to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale.

Furthermore, engaging in sales activities to foreign governments introduces additional compliance risks specific to the Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Governmental and highly regulated entities often require contract terms that differ from our standard arrangements. For example, the federal government provides grants to certain state and local governments for our applications and if such governmental entities do not continue to receive these grants, they have the ability to terminate their contracts without penalty. Governmental and highly regulated entities impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our applications to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our applications to them and to grow or maintain our customer base.

Governmental demand and payment for our applications may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

Our handling and storage of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. We collect personally identifiable information and other data directly from our customers and through our channel partners. We also process or otherwise handle personally identifiable information about our customers’ employees, customers and constituents in certain circumstances. We use this information to provide applications to our customers and to support, expand and improve our business. We may also share customers’ personally identifiable information with third parties as described in our privacy policy and/or as otherwise authorized by our customers.

The U.S. federal and various state and foreign governments have adopted or proposed legislation that regulates the collection, distribution, use and storage of personal information of individuals and that mandates security requirements with respect to certain personally identifiable information. In the United States, the FTC and numerous state attorneys general are imposing standards for the online collection, distribution, use and storage of data by applying federal and state consumer protection laws. The lack of a clear and universal standard for protecting such information means, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of sensitive corporate information, personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we may not be currently equipped to comply with such a requirement. Our failure to comply with federal, state and international data privacy laws and regulators could harm our ability to successfully operate our business and pursue our business goals.

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations governing the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such regulations and laws may be modified and new laws may be enacted in the future. Within the European Union, legislators are currently considering a revision to the 1995 European Union Data Protection Directive that would include more stringent operational requirements for processors and controllers of personal information and that would impose significant penalties for non-compliance. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers’ ability to use and share personal information or our ability to store, process and share personal information, demand for our applications could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

New interpretations of existing laws, regulations or standards could require us to incur additional compliance costs and could restrict our business operations, and any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Potential regulatory requirements placed on our applications and content could impose increased costs on us, delay or prevent our introduction of new applications, and impair the function or value of our existing applications.

Certain of our existing applications, such as HipaaBridge, a tailored version of our Secure Messaging application that is designed to comply with HIPAA, are and are likely to continue to be subject to increasing regulatory requirements in a number of ways and as we continue to introduce new applications, we may be subject to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business. In addition, we market our applications and professional services in certain countries outside of the United States and plan to expand our local presence in regions such as Europe, the Middle East and Asia. If additional legal and/or regulatory requirements are implemented in the foreign countries in which we provide our services, the cost of developing or selling our applications may increase. As these requirements proliferate and as existing legal requirements become subject to new interpretations, we must change or adapt our applications and professional services to comply. Changing regulatory requirements might render certain of our applications obsolete or might block us from accomplishing our work or from developing new applications. This might in turn impose additional costs upon us to comply or to further develop our applications. It might also make introduction of new applications or service types more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new applications or cause the continuation of our existing applications or professional services to become unprofitable or impossible.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and you may lose some or all of your investment.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in September 2016 at a price of $12.00 per share, our stock price has ranged from an intraday low of $11.76 to an intraday high of $18.45 through September 30, 2016. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the prices of our applications;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our platform and applications;
•	announcements by us or our competitors of significant business developments, acquisitions or new applications;
•	our involvement in any litigation;
•	our sale of our common stock or other securities in the future;
•	changes in senior management or key personnel;
•	trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general economic, regulatory and market conditions.

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

An active public trading market for our common stock may not be sustained.

Prior to the completion of our IPO in September 2016, no public market for our common stock existed. Although our common stock is listed on the NASDAQ Global Market, we cannot assure you that an active public trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a result of becoming a public company, we will be obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the U.S. Securities and Exchange Commission, or SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. Such additional costs going forward could negatively affect our financial results.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends to holders of our common stock in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our existing credit agreement and may be prohibited by future credit agreements. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates beneficially own more than 40% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

We may invest or spend the proceeds of the IPO in ways with which you may not agree or in ways which may not yield a return.

We anticipate that the remaining net proceeds from our IPO will be used for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire complementary businesses, applications, services or technologies. However, we do not have any agreements or commitments for any acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on your investment.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;
•

require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;
•

require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

•	prohibit cumulative voting in the election of directors; and
•	provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Future sales of our common stock in the public market could cause our share price to decline.

As of October 31, 2016, 27,148,042 shares of our common stock were outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, all of the shares sold in our IPO are freely transferrable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. Approximately 16,661,449 shares outstanding are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for 180 days after the date of our IPO.

Additionally, stockholders holding approximately 41% of our common stock as of October 31 2016 will, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We filed registration statements on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

From July 1, 2016 through September 30, 2016, we issued and sold to our employees and consultants an aggregate of unregistered 113,726 shares of common stock upon the exercise of options under our equity incentive plans at exercise prices ranging from $1.15 to $13.63 per share, for an aggregate exercise price of $0.6 million.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were by an issuer not involving any public offering or under Section 4(a)(2) of the Securities Act or under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

(b) Use of Proceeds

On September 21, 2016, we closed our initial public offering of 6,250,000 shares of common stock at an offering price of $12.00 per share, resulting in gross proceeds to us of approximately $75.0 million. In addition, certain of our existing stockholders sold an aggregate of 2,375,000 shares of common stock in our initial public offering, including 1,125,000 shares of common stock upon the exercise of the underwriters’ option to purchase additional shares, at an offering price of $12.00 per share. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-213217), which was declared effective by the SEC on September 15, 2016. Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers of our initial public offering, which has now terminated, and Stifel, Nicolaus & Company, Incorporated, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Canaccord Genuity Inc. and William Blair & Company, L.L.C. acted as co-managers.

The net proceeds to us, after deducting underwriting discounts and commission of approximately $5.25 million and offering expenses of approximately $3.65 million, were approximately $66.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of on September 15, 2016 and filed with the SEC pursuant to Rule 424(b)(4).

As of September 30, 2016, $0.9 million of expenses incurred in connection with our initial public offering had not yet been paid.

(c) Issuer Purchase of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.2+	2016 Employee Stock Purchase Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.
*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2016	By:	/s/ Jaime Ellertson
Jaime Ellertson
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2016	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.2+	2016 Employee Stock Purchase Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.
*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.