Form 10-K
period 2016-12-31
EVERBRIDGE, INC.
filed 2017-03-23
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on September 16, 2016. The number of shares of registrant’s Common Stock outstanding as of March 21, 2017 was 27,235,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to continue to add new customers, maintain existing customers and sell new products and professional services to new and existing customers;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;
•	our ability to effectively manage or sustain our growth and to attain and sustain profitability;
•	our ability to diversify our sources of revenue;
•	potential acquisitions and integration of complementary business and technologies;
•	our expected use of proceeds;
•	our ability to maintain, or strengthen awareness of, our brand;
•

perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers systems, unscheduled downtime or outages;

•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•	our ability to grow, both domestically and internationally;
•

our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including laws and regulations related to export compliance;

•	our ability to maintain, protect and enhance our intellectual property;
•	costs associated with defending intellectual property infringement and other claims; and
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 1.5 billion communications in 2016. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications has resulted in individuals spending less time in a fixed office location, with International Data Corporation estimating that by 2020 mobile workers will account for 72% of the total United States workforce, and this trend has simultaneously increased the number of pathways through which people receive information. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. Moreover, organizations require the ability to leverage all of these pathways, individually or in sequence, to reach people in situations where a certain means of communication may be inoperative or individuals are not responsive to a single pathway. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and reducing the time required to manage them via automated communications can also result in significant economic savings, as each minute of unplanned downtime costs organizations an average of approximately $5,600, according to Gartner, Inc.

The severity, complexity and frequency of these critical events, their implications for business performance and personal safety, and regulatory and compliance challenges are increasing. The need for active shooter preparedness and public safety protection from terrorist attacks, as well managing the response to IT outages, cyber incidents, severe weather conditions, product recalls, supply-chain interruptions, hazardous material discharges and other urgent events, drive the need for a secure, scalable and reliable CEM system that can be operated quickly and easily. In addition, there has been a rapid proliferation of connected devices and networked physical objects – the Internet of Things, or IoT – that have the capability to communicate information about status and environment and generate data that enables individuals and enterprises to take appropriate action. These dynamics have led to a growing need for solutions that can deliver comprehensive yet targeted and contextually relevant content that facilitates the desired outcomes in critical situations and overcomes the information overload that individuals face. We estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, that the market for CEM solutions represented an $18.3 billion worldwide opportunity in 2015 and is expected to grow to $41.1 billion in 2020.

Following the tragic events of 9/11, Everbridge was founded with a vision of helping people communicate effectively in critical situations. Our SaaS-based CEM platform is built on a secure, scalable and reliable infrastructure with multiple layers of redundancy to enable the rapid delivery of critical communications, with near real-time verification, over numerous devices and contact paths. Our Mass Notification application is our most established application and enables enterprises and governmental entities to aggregate and assess threat data, locate people based on their standard work or home location and send and receive two-way, contextually aware notifications to individuals or groups to keep them informed before, during and after natural or man-made disasters and other emergencies. For example, during Hurricane Sandy, our Mass Notification application was used along the U.S. East Coast to deliver more than eight million communications. By automating the delivery of these types of critical communications, we enable customers to increase the speed and accuracy of their response and reduce associated costs. Importantly, given the pressure and anxiety most people experience in critical situations, our Mass Notification application provides a simple user interface and automated workflows for ease of use. The expertise that we garnered developing our Mass Notification application and our customers’ reliance on our solutions led us to leverage our platform to deploy solutions for CEM use cases. In turn, we have developed a full suite of enterprise-scale applications that enable our customers to inform and organize people during critical situations, whether a broad audience or a targeted subset of individuals, globally or locally, and accounting for cultural, linguistic, regulatory and technological differences. As all of our applications leverage our CEM platform, customers can use a single contacts database, rules engine of algorithms and hierarchies and user interface to accomplish multiple objectives. Our applications are easy-to-use, quickly deployable and require limited implementation services and no development resources.

The following situations reflect examples of how our applications aggregate and assess data and enable improved management of critical events:

•

When an active shooter situation or terrorist attack occurs, organizations can quickly identify employees in the affected area, including employees not at their usual business location, in order to confirm that they are safe and provide tailored instructions. For example, shelter-in-place instructions may be provided to people in an impacted building while evacuation instructions are provided to those in an adjacent building. At the same time, first responders and hospitals can use multiple modes of alerting to mobilize resources and call in staff to provide emergency care.

•

When a hurricane is imminent, local emergency management departments can alert affected communities with relevant safety and evacuation instructions while companies can put in place emergency plans to notify employees of office closures while coordinating work assignments to maintain the continuity of core operations.

•

Companies can consolidate separate command centers for emergency operations and supply chain events, using one common data set to aggregate and assess data on severe weather, political unrest and other types of threats to their own and suppliers’ operations, thereby reducing costs while gaining efficiencies.

•

When IT systems fail, IT administrators can shorten the time required to alert cross-department responders, use scheduling information to determine availability and quickly assemble appropriate personnel on a conference bridge, thereby reducing the costs incurred from downtime.

•

When a patient is suspected of having a stroke, an on-call specialist can provide a patient assessment via video communications during the ambulance trip and the emergency room can be readied for an immediate stroke treatment, accelerating critical time to treatment.

•	When a cyber incident shuts down an IT network, management can alert employees of the network shutdown via a secure, alternate communication path.
•	When a power line is down, utility workers can utilize pre-configured incident management templates to alert affected customers and responders and provide service updates.
•

When engine readings in critical equipment detect a malfunction, technicians with the appropriate skills can be automatically alerted and quickly deployed to minimize downtime and avoid revenue loss or service interruption.

•	When readings from an implanted medical device are abnormal, that information can be automatically routed to the individual’s healthcare provider to enable timely medical care.
•	When a young child goes missing, local officials can send alerts to and receive tips from their communities to aid in locating and returning the child.
•	When a financial services firm experiences disruptions in service, clients can be promptly notified and audit confirmations can be provided to document delivery.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,200 customers as of December 31, 2016. As of December 31, 2016, our customers were based in 28 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 24 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide products and services to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive substantially all of our revenue from subscriptions to our critical communications applications, which represented 96%, 97% and 97% of our total revenue in 2016, 2015 and 2014, respectively. Historically, we derived more than 86% of our revenue in each of the last three fiscal years from sales of our Mass Notification application.  Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications, number of contacts and number of devices that our customers purchase over time.

Recent Developments

In September 2016, we closed our initial public offering, or IPO, in which we sold a total of 6,250,000 shares of our common stock.  We received net cash proceeds of $66.1 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us.

In December 2016, we acquired 100% of the shares of Svensk Krisledning AB, or Crisis Commander. We acquired Crisis Commander for cash consideration of approximately $2.3 million with additional time and performance-based milestones that could result in additional payments of $0.4 million. Crisis Commander is a SaaS mobile crisis management company operating out of Sweden.

In January 2017, we acquired 100% of the shares of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.3 million, with additional time and performance-based milestones that could result in additional payments of $6.2 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

Industry Background

Over the past two decades, methods to assess critical events and to automate and accelerate the process of managing and responding to such events have evolved rapidly, in tandem with advances in technology, to include automated or system-generated responses, including voice calls, text messages, emails, social media and outdoor digital signage. In critical situations, the speed at which information is transmitted and accessed is essential.

Key Trends Driving a Fundamental Shift in Communications

Governmental entities and enterprises face increasing threats to the safety of their geographically disparate and constantly mobile residents and employees. According to the Global Terrorism Database, the number of global fatalities and injuries from terrorist acts has increased 400% from 2005 to 2015, and the world has witnessed devastating attacks in Orlando, Berlin, Brussels, Nice, San Bernardino, Istanbul and other global cities. According to estimates by the Institute for Economics and Peace, the economic cost of terrorism reached $52.9 billion in 2014. In addition, according to the Third National Climate Assessment prepared by the U.S. Global Change Research Program, the United States has been experiencing severe weather events above long-term averages, with, for example, the number of heat waves in 2011 and 2012 at nearly triple the long-term average. Similarly, a PricewaterhouseCoopers study found that the number of cyber security incidents across all industries rose by 38% in 2015 versus the prior year and Lloyd’s estimates that cyber-attacks cost businesses as much $400 billion annually. Taken together, global reinsurer Swiss Reinsurance Company Ltd. found that the cost of disaster events, including man-made and severe weather incidents, reached $85 billion worldwide in 2015.

At the same time, key business and technology trends continue to shift both the fundamental way that organizations communicate with relevant stakeholders and how individuals regularly consume information. People increasingly consume most of their information through mobile devices and applications as well as through social media and other digital channels. Increasingly, less information is shared using traditional “analog” communication methods, such as printed media, television and landline telephones. The proliferation of mobile and digital communications, as well as the emergence of the IoT, has accelerated the speed at which people communicate, exponentially increasing the volume of communications that individuals must process. As a result of these dynamics, it has become imperative that communications be appropriately contextualized, meaningful and actionable.

In light of these trends, communications have become one of the most important areas of technology investment. In a 2016 report, Gartner, Inc. estimates that $1.4 trillion, or 41.0%, of information technology, or IT, expenditure was for communications in 2016. Organizations are reaping the benefits of digital communications to more easily and relevantly interact with their target constituents including customers, partners, employees, residents and other key stakeholders. Likewise, as IT innovation continues to shift to on-demand models, organizations have increasingly migrated from on-premises software to cloud-based solutions in order to improve agility and efficiency when seeking to communicate with their global, mobile, distributed stakeholders.

In order to connect people across disparate communication modalities in diverse locations, organizations are increasingly investing in technologies that unify different analog and digital real-time and non-real-time communications. The integration of real-time enterprise communication services such as instant messaging and voice and video conferencing with non-real-time communication services such as voicemail, facsimile and e-mail can provide a consistent and unified user experience across multiple devices and media types.

During public safety threats and critical business events, the ability to communicate life-saving or damage-mitigating information is crucial. Speed, security, scalability and reliability of communications is essential. The severity, complexity and frequency of these critical events, their implications for personal safety or business performance and rising regulatory and compliance challenges are driving demand for CEM solutions, which we estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, represented an $18.3 billion worldwide market opportunity in 2015.

Evolution of Critical Event Management Solutions

Traditional solutions for critical communications have not kept pace with the increasingly digital world, the evolving threat landscape and the opportunity to leverage technological innovation to more effectively communicate with people. These solutions are often developed in-house or are not truly enterprise grade in scale and reliability, leaving many organizations to use analog, manual, one-way and people-based modalities to communicate with relevant stakeholders. These solutions lack the scale to reliably address the breadth of the different critical challenges that organizations increasingly face, the sophistication required to address evolving needs with aggregated data and analysis for threat assessment, automated workflows and the ability to rapidly deliver messages that are contextually tailored to multiple, specific audiences, in precise locations, using a variety of different communication modalities. Traditional critical communication solutions also typically send notifications based upon a person’s static work or home address. Given the mobile nature of today’s workforce, solutions now need to be able to dynamically locate who is near a critical event and send instructions to impacted parties and responders based upon where they actually are.

CEM solutions build upon the strengths of modern critical communications. Organizations today typically manage critical events across the organization in silos that use disparate data sources and unintegrated tools, making it difficult to achieve a common operational view of threats and of the status of response. Utilizing a common contact base, consistent rules engines, threat databases that are integrated with information on the location of an organization’s people, assets and suppliers, and a common visualization platform, CEM solutions can provide a more integrated solution which can improve management control and visibility and lower costs. The ability to cohesively and rapidly share information and collaborate across the organization underlies creating a common operational approach.

Requirements of Effective Critical Event Management Solutions

In order to deliver effective critical communications solutions, several requirements must be met:

•

Comprehensive Solution.  Organizations require an enterprise-scale, comprehensive solution that can provide them with aggregated data and automated workflows and deliver intelligent, contextual messages across multiple communications modalities – all operated from desktop or mobile devices to accommodate managing critical events whenever they occur.

•

Scalability and Speed. Organizations require a solution that is agile and flexible enough to reach individuals at both high volume/low frequency intervals, such as emergency mass notification situations, and low volume/high frequency intervals, such as for IT alerting and secure messaging.

•

Enterprise-Grade Reliability.  Given the inherent nature of critical events, organizations require a solution that is robust, resilient and highly redundant, with a high level of assured uptime and a low degree of fault tolerance.

•

Situational Assessment.  Organizations require ready access to information from weather feeds, threat sources and IT monitoring systems, as well as the ability to incorporate trends from social media and feedback from their personnel in the field, in order to assess critical events and impacted areas.

•

Dynamic Location Capability.  With today’s mobile workforce, organizations need to be able to locate and instruct impacted people, and identify and organize responders, based on where they actually are, not just based on their static office or home location.

•

Visualization. Organizations require a visualization platform that integrates threat and incident data from a wide variety of sources, as well as updates on the status of incident response tasks, in order to improve their ability to assess the potential impact of events and the success of mitigation strategies, and to improve management control.

•

Security and Regulatory Compliance.  Organizations require a solution that is architected to ensure data and communications security given the significance of the content being managed and the regulatory requirements that apply to the sensitive data being communicated.

•

Intelligent Communication and Contextual Personalization.  Organizations require sophisticated, intelligent technology that can tailor both the content of communications and the modalities through which they are delivered based on differing individual preferences and roles and responsibilities within the organization.

•

Ease-of-Use.  Given the need for speed and the pressure and anxiety most people experience in critical situations, organizations require a solution that is simple and easy-to-use, particularly when lives and property are at risk.

•

Real-Time and After-Event Reporting and Analytics.  To ensure that organizations can measure and improve performance around critical events, a solution should provide detailed, timely and compliant reporting and analytics on organizational responsiveness and the effectiveness of communications.

•

Global Reach and Local Expertise.  Global communications require a “local” approach to deal with the complexity of varying cultural preferences, languages and device types, as well as technical and regulatory requirements.

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations communicate quickly and reliably to deliver the right message to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform.  The core of our solutions is our critical communications platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of tens of millions of different communications virtually anywhere, in any volume, in near real-time. In 2016, we delivered 1.5 billion communications, or over 47 communications per second, through our globally distributed data centers.

•

Out-of-the-Box, Scalable and Mobile Applications.  Our SaaS-based applications are out-of-the box, enterprise-ready and can be utilized without customer development, testing or ongoing maintenance. Regardless of a customer or prospect’s size or needs, our applications are built to scale to its largest and most complex critical communications requirements.

•

Aggregated Threat Data and Analysis. Our software gathers and analyzes information from weather data feeds, public safety and threat data feeds, social media, IT ticketing systems and monitoring systems, as well as inputs and feedback from two-way and polling messages. Data can be geo-mapped and threat and incident data can be used to automatically trigger simple or complex workflows that are tied to standard operating procedures or run-books.

•

Contextual Communications. We enable intelligence and personalization in the critical communications process by delivering contextual communications. Our customers can deliver and escalate critical communications broadly to a mass population or to a targeted subset of individuals based on geographic location, skill level, role and communication modality preferences for rich, two-way collaboration.

•

Dynamic Location Awareness.  Our platform can provide organizations with the ability to send and receive notifications based on the last known locations of people, not just based on a static office or home address. Our platform integrates with a variety of sources of location information, including building access control systems and corporate network access solutions. This location-specific approach enables organizations to quickly determine which individuals may be affected by a public safety threat or able to respond to a critical business event, and to provide targeted and relevant instructions and two- way communications.

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2016, our data asset consists of our contacts databases that manage approximately 130 million contact profiles and connections from more than 3,200 customers based in 28 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

•

Multi-channel Visualization. Our platform provides the ability to create an integrated view of threats, incidents and the status of response, all within the context of the locations of an organization’s people, assets and suppliers. Multiple channels of information can be displayed side-by-side so different facets of a critical event can be monitored simultaneously, and the same data can be displayed on personal computer screens and on a large command center wall to provide flexibility in deployment.

•

Robust Security, Industry Certification and Compliance.  Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with FINRA and HIPAA standards. Our solutions received designation under the Support Anti-terrorism by Fostering Effective Technology Act of 2002, or SAFETY Act, and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our solutions are also accredited under the Federal Information Security Management Act of 2002, or FISMA.

•

Automated Workflows.  Our platform automates the workflows required to complete a critical notification, including establishing the individuals within an organization authorized to send messages, the groups of stakeholders to whom messages will be sent and the content of messages to be sent to different groups of relevant stakeholders, in each case based on incident type. We believe that this automation reduces the amount of time required to send critical notification as well as the associated cost. Our platform also enables customers to automatically establish procedures for improving the success of communication efforts.

•

Globally Local.  Our platform is designed to be utilized globally while accounting for local cultural, linguistic, regulatory and technological differences. We have relationships with suppliers and carriers in multiple countries to ensure delivery in compliance with local, technical and regulatory requirements. We have localized our user interface in 15 languages and dialects that are spoken by more than 60% of the world’s population.

•

Next-Generation, Open Architecture.  We developed our platform to easily integrate our applications with other systems. Our solutions provide open Application Program Initiatives, or APIs, and configurable integrations, enabling our platform to work with our customers’ and partners’ pre-existing processes and solutions, increasing the business value we deliver.

•

Actionable Reporting and Analytics.  Our platform provides real-time dashboards, advanced map-based visualization and ad-hoc reporting across notifications, incidents and contacts. This information is easily accessed for required after-event reviews, continuous process improvements and regulatory compliance.

Our Growth Strategy

We intend to drive growth in our business by building on our position as a global provider of critical event management, critical communications and enterprise safety applications. Key elements of our growth strategy include:

•

Accelerate Our Acquisition of New Customers.  We have multiple paths of entry into new customers with our portfolio of applications, which are used for a wide variety of use cases across a diverse set of verticals markets. We intend to capitalize on the breadth of our solutions and the technological advantages of our CEM platform to continue to attract new customers. In parallel, we plan to attract new customers by investing in sales and marketing and expanding our channel partner relationships.

•

Further Penetrate Our Existing Customers.  With revenue retention rates of over 110% for each of the last three years, we believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. We believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. In the last three years we have added five new applications, which have already begun to experience significant growth. These new applications have grown from 6% in the first quarter of 2015 to 30% in the fourth quarter of 2016 of our contracted sales, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals.

•

Develop New Applications to Target New Markets and Use Cases.  Our platform is highly flexible and can support the development of new applications to meet evolving safety and operational challenges. For example, our Safety Connection application enables organizations to locate people and send them notifications based on their dynamic last known location, while actively incorporating threat and other data to allow for targeted and relevant communications. While the historic market for corporate security and safety solutions has been focused on establishing perimeters – locks, alarms and guards – to keep threats to employees outside of the physical premises, our solutions are responsive to the dramatic shift towards an increasingly mobile workforce where employees spend less time in traditional offices. At the same time, protection of employees at traditional places of business remains crucial. Market research completed in 2016 by us together with Emergency Management & Safety Solutions, found that while organizations were very concerned about the risk of workplace violence, 79% said they were at best only somewhat prepared for an active shooter event, and communicating with people in an impacted building was seen as the biggest challenge. In light of these dynamics, we intend to continue to develop new applications for use cases in a variety of new markets and to leverage our platform and our existing customer relationships as a source of new applications, industry use cases, features and solutions.

•

Expand Our International Footprint.  We intend to continue to expand our local presence in regions such as Europe, the Middle East and Asia to leverage our relationships with local carriers and our ability to deliver messages to over 200 countries and territories in 15 languages and dialects as well as expand our channel partnerships and also to opportunistically consider expanding in other regions.

•

Maintain Our Technology and Thought Leadership.  We will continue to invest in our core CEM platform and our applications to maintain our technology leadership position. For example, we believe that we are the only company today that provides a full, integrated CEM solution and that we provide the first solution to offer dynamic versus static location awareness integrated with analysis and communications for the employee safety and security marketplace. Further, we believe we have a competitive advantage through our commitment to innovation and thought leadership that has enabled us to take market share from our competitors and accelerate our growth.

•

Opportunistically Pursue Acquisitions.  We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that allow us to penetrate new markets and add features and functionalities to our platform.

Our Market Opportunity

There is a significant demand for CEM solutions that meet the above requirements. We estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, that the market for CEM solutions represented an $18.3 billion worldwide opportunity in 2015. This consists of an estimated addressable market of $7.3 billion in North America and $11.0 billion outside of North America. As the adoption of targeted and contextually aware CEM solutions continues to expand and take hold across a broader cross-section of organizations and industry verticals, we estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, that our addressable market will grow at a compound annual growth rate of 17.5% to $41.1 billion in 2020.

More specifically, Markets and Markets estimates that the aggregate market for mass notification software and services was $1.7 billion in 2015 and is projected to grow at a compound annual growth rate of 20.9% to $4.4 billion in 2020. Within the market for mass notification software and services, Markets and Markets estimates that the distributed recipient solutions segment was $713 million in 2015, and is projected to grow at a compound annual growth rate of 24.8% to $2.6 billion in 2021. Further, Frost & Sullivan estimates that: (1) the market for IT service alerting was $183 million in 2015 and is projected to grow at a compound annual growth rate of 32.7% to $753 million in 2020; (2) the market for telemedicine was $374 million in 2015 and is projected to grow at a compound annual growth rate of 15.0% to $752 million in 2020; (3) the market for secure mobile messaging was $325 million in 2015 and is projected to grow at a compound annual growth rate of 16.4% to $694 million in 2020; (4) the market for community engagement was $122 million in 2015 and is projected to grow at a compound annual growth rate of 33.4% to $516 million in 2020; and (5) the market for IoT was $3.3 billion in 2015 and is projected to grow at a compound annual growth rate of 24.6% to $9.9 billion in 2020. Finally, Markets and Markets estimates that: (1) the market for safety and security and physical security and information management was $9.6 billion in 2015, and is projected to grow at a compound annual growth rate of 8.9% to $14.8 billion in 2020; and (2) the market for predictive analytics was $2.7 billion in 2015, and is projected to grow at a compound annual growth rate of 27.4% to $9.2 billion in 2020.

Our Platform

Since inception, our SaaS-based critical communications engine was architected on a single code base to deliver multi-tenant capability and the speed, scale and resilience necessary to communicate globally when a serious event occurs. This engine is designed to address both the emergency and operational components of a critical communications program, and is capable of providing two-way communications and verified delivery in accordance with our customers’ escalation policies. Our critical communications engine has multi-modal communications reach, including redundant global SMS and voice delivery capabilities, and is designed to comply with local, technical and regulatory requirements, which we believe has provided us with a competitive advantage. For example, we believe that our early deployment of local SMS codes intended to comply with rules established by the Telecom Regulatory Authority of India allowed us to increase our SMS delivery success rates in India.  Our CEM platform builds on the strengths of this critical communications engine, adding capabilities for integrated threat assessment, visualization, incident management and analytics.

Additional core technical attributes of our platform include:

•	Monitors more than 100 types of threat data for situation assessment.
•	Multi-tenant architecture that supports multiple layers of redundancy to maximize uptime and delivery of critical content, regardless of volume or throughput requirements.
•	Dynamic spatial/geographic information system capability to geo-target communications by zip code, street address or a specific radius from a location.
•

Support for two-way communications and alerting on over 100 different devices and endpoints, including landline and wireless phones, hand-held communication and other voice-capable devices, satellite, SMS, two-way radios, outdoor digital signage, sirens and internet enabled devices.

•

Designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with health care requirements such as HIPAA privacy and security standards.

•

Extensive set of APIs and configuration capabilities to allow customers and partners to easily integrate our platform with other systems. Our APIs’ two-way invocation capabilities enable third-party systems to flexibly and easily integrate with our platform.

•	Multi-channel visualization capabilities support integrated views of threats, incidents and status of response to improve management visibility and control.
•	Supports easy-to-use native mobile applications, including multiple secure mobile applications for message initiation, management and reporting.
•	Supports push notifications and two-way conversations that enable mobile users to send and receive secure messages such as text, pictures, videos and the users’ current geographic locations.

Our Contact Stores

Our contact stores manage approximately 130 million contact profiles and connections from more than 3,200 customers based in 28 countries as of December 31, 2016, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

We leverage the data contained in our contact stores in a number of significant ways. Our data asset across multiple verticals enables us to develop best practices for reaching the intended contact, on the correct device, at the right location, at the appropriate time. We also use these data to better understand our customer base and their emerging use cases in order to improve our existing applications and develop new applications.

Everbridge Publishing Network

An important component of our platform is our Everbridge Publishing Network, which allows our customers to share relevant situational awareness information with each other. Public safety agencies, for example, can publish information to the Everbridge Publishing Network about incidents that might prove disruptive to the movement of people, goods and services for businesses within a certain area. If any of those businesses are also customers of ours, they will receive this information from a source they know is vetted and reliable, and will be able to take timely steps to mitigate or remediate the situation.

Our Applications

Through our CEM platform, we deliver reliable enterprise-ready applications that provide organizations with the ability to assess threats, locate people, automate actions, monitor incident response, and deliver contextual communications in any volume, in near-real time. We have designed our applications’ user interface to be easy to use. We understand that since some of our applications will be utilized to manage complex situations or to send large volumes of messages to key stakeholders during stressful situations, streamlining the user interface to reduce user errors and anxiety is essential. We conduct extensive usability testing and design reviews with our stakeholders, and have applied in our designs the lessons learned over more than a decade of working with critical communications users and professionals.

Our applications enable:

•	Communications to key stakeholders during emergency situations.
•	Corporate communications with customers and employees.
•	Automated outreach to on-call personnel.
•	Integrated threat assessment and visualization.
•	Workgroup collaboration on mobile devices.
•	Integration of physical security data with location awareness data gathered from travel, network and access systems to rapidly find and communicate with employees during disruptive events.
•	Securely designed and efficiently implemented communications among healthcare providers and patients.
•	Community engagement and collaboration with citizens and businesses.
•	Critical IoT communications between machines and from machines to people
•	Mobile response plan deployment and management of incidence response.

Our applications include:

•

Mass Notification. Our secure, scalable and reliable Mass Notification application is our most established application and enables enterprises and governmental entities to send contextually aware notifications to individuals or groups to keep them informed before, during and after natural or man-made disasters and other emergencies. We provide robust analytics, map-based targeting, flexible group management, distributed contact data, language localization, multiple options for contact data management and a globally-optimized approach to voice and SMS routing. We also support community engagement functionality, which provides a direct link between residents and emergency management departments with the goal of fostering public safety.

•

Safety Connection. Our Safety Connection application enables organizations to send notifications based on dynamic last known location of an individual, including the airport, street, building floor or conference room at which the individual was most recently present, while actively incorporating threat and other data to allow for targeted and relevant communications. When fully deployed, the application can also aggregate near real-time data from multiple sources, including building access control systems, wired and wireless network access points, travel management systems and mobile application check-ins. We believe that Safety Connection represents a significant advance in helping organizations use critical communications to keep their constituents safe, as many current solutions use only static office and residential locations that are not sufficiently location-aware relative to an increasingly mobile workforce.

•

Incident Management. Our Incident Management application enables organizations to automate workflows and make their communications contextually relevant using drag and drop business rules to determine who should be contacted, how they should be contacted and what information is required. We believe that this application decreases costly human errors and reduces downtime, while simultaneously capturing required compliance information. We also support cross-account collaboration and situational intelligence sharing during crises for corporations and communities.

•

IT Alerting. Our IT Alerting application enables IT professionals to alert and communicate with key members of their teams during an IT incident or outage, including during a cyber security breach. The application integrates with IT service management platforms, including ServiceNow, and uses automatic escalation of alerts, on-call scheduling and mobile alerting to automate manual tasks and keep IT teams collaborating during an incident. We also provide real-time shift calendars with integrated on-call notifications to help users better manage employee resources and get the right message to the right person, at the right time through automated staffing. Taken together, our IT Alerting application has the potential to provide meaningful savings to organizations by reducing mean-time-to-repair. Each minute of unplanned downtime costs organizations an average of approximately $5,600, according to Gartner, while 59% of Fortune 500 companies experience 1.6 hours of downtime per week, according to Dunn & Bradstreet. IHS, Inc. estimates information and communication technology downtime costs North American organizations $700 billion per year.

•

Visual Command Center. Our Virtual Command Center application enables customers to monitor and integrate more than 100 types of threat data, as well as information on internal incidents, to generate and visualize an alert when potential risks occur within proximity of an organization’s physical locations, suppliers, assets or people. The solution improves the ability to more quickly understand and assess the impact of threats, execute the correct response, and monitor on-going resolution in order to mitigate risk to personnel safety, business continuity, assets and supply chain operations.

•

Community Engagement. Our Community Engagement application integrates emergency management and community outreach by providing local governments with a unified solution to connect residents to their public safety department, public information resources, and neighbors via social media and mobile applications. This creates a stronger and more engaged community improving the communication reach for emergency personnel, while providing residents with real-time emergency and community information, and allows residents to anonymously opt-in and provide tips. For example, the City of Philadelphia experienced a 70% increase in opt-ins in 2015 with our Community Engagement application.

•

Crisis Commander. Our Crisis Commander application provides mobile access to crisis, recovery and brand protection plans, as well as the capability to manage a crisis or event through role-based assignments and status updates. Organizations can enhance their overall crisis management efforts by making plans readily available to responders on the most popular mobile platforms regardless of their location. The application also simplifies updating plans for changes to personnel or processes, and enhances visibility into response progress during a critical event.

•

Secure Messaging. Our Secure Messaging application meets the compliance and security requirements of organizations that need to provide an alternative way for their employees to communicate and share nonpublic information. A tailored version of our Secure Messaging application, CareConverge, is designed for medical professionals and facilitates HIPAA-compliant communications without the need for pagers and other single use devices, supporting the development of a “connected” hospital. CareConverge also facilitates telemedicine by allowing medical professionals to hold video conferences with patients and other medical professionals as well as share medical imaging, lab results and other critical information. Our Secure Messaging application also enables financial services organizations’ employees and customers to securely communicate via text, voice, and video, while remaining FINRA compliant.

Our Technology

The design and development of our applications, and our critical communication and critical event management platforms include the following key attributes:

•

Robust, Enterprise-Grade Scalability and Reliability.  Given the mission-critical nature of our solutions, our multi-tenant platform was designed to provide a robust, high level of resiliency, scalability and redundancy. We use multiple geographically distributed service providers and communications carriers to achieve a high degree of redundancy, fault tolerance and cost-effective operations. We have multiple layers of redundancy and a horizontal scaling model across our infrastructure to deliver high availability and performance. Our redundant data centers are located in Los Angeles, California; Denver, Colorado; San Francisco, California; Dallas, Texas; St. Louis, Missouri; and Toronto, Canada as well as in Germany, the United Kingdom and the Netherlands. Similarly, we leverage redundant downstream communications providers to enable our services to remain uninterrupted even if a particular provider encounters technical difficulties.

•

Multi-Modal, Globally Local Communications Delivery.  We optimize international call routing across hundreds of telecommunications providers to enable higher voice quality, improved delivery rates during emergencies and the ability to configure local caller IDs to improve recognition and answer rates. We also work with multiple SMS providers to identify regulatory hurdles and deploy and actively manage an optimal mix of national and international SMS codes to ensure high delivery and response rates.

•

Security and Compliance.  Our security and data protection policies and controls are based on the Federal Information Security Management Act risk management framework defined by the National Institute of Standards and Technology, or NIST, special publication, or SP, 800-37. To meet the rigorous standards of our enterprise and government customers, an independent and accredited third-party security assessment firm annually verifies our compliance with over 800 security and data protection requirements detailed in NIST SP 800-53. Through this process, we map our compliance with other security and data privacy frameworks including ISO 27001 and HIPAA. In addition, we hold certifications including SysTrust Statement on Standards for Attestation Engagements No. 16, Service Operations Controls 2 & 3.We have also been awarded approvals by DHS that enable us to receive priority treatment for vital voice and data circuits or other telecommunications services. More recently, our critical communications solutions received designation under the SAFETY Act and certification by DHS that places us on the approved product list for homeland security and provides us with the highest level of liability protection available under the SAFETY Act. The certification similarly protects our customers from legal liability claims arising from acts of terrorism, as contemplated by the SAFETY Act. Further, our solutions are accredited under FISMA and we are certified under the EU-US Privacy Shield to meet regulatory requirements governing the processing of European Union residents’ personal data outside of the European Union.

•

Hybrid Infrastructure.  To provide highly scalable and global solutions, we employ redundant, geographically diverse production implementations of our platform infrastructure in multiple SOC 2-compliant data center facilities in North America and Europe. Within each data center, we utilize a hybrid-cloud architecture that enables us to leverage both proprietary and third-party infrastructure services to enable “on-demand” capacity and performance without substantial upfront investment. Our hybrid-cloud architecture enables our customers to select the location in which to store their contact data, allowing for compliance with local and international data privacy laws. Our architecture also enables our platform to dynamically determine the best location from which to deliver critical communications on behalf of our customers and solves many international communications delivery challenges by utilizing in-country or in-region telephony, messaging and data communication providers. Our infrastructure is continuously maintained and monitored by dedicated engineers based in redundant network operations centers in the Los Angeles and Boston areas.

•

Dynamic Location Detection.  Our platform can create and update dynamic data sets containing a contact’s last-known location, including the airport, street, building floor or conference room at which the contact was most recently present. Multiple data sources can be aggregated including building access control and badging systems, wired and wireless network access points, and corporate travel management and office hoteling systems. These data are used to best locate a contact in an emergency or critical business situation, independent of the contact’s home or office location. Contacts can also share their location via a three-in-one mobile panic button application, which sends a panic message to the applicable organization’s security team, and also includes the ability to send audio and video content, to check-in to capture and report geo-location data and to establish a safe corridor through a potentially unsafe area.

Our Comprehensive Customer Support Services

We are committed to the success of our customers. We demonstrate this commitment by offering a comprehensive set of support services to help our customers get started quickly, follow best practices, and realize on-going value from our critical communications solution. Our support services include:

•

Rapid Onboarding. We leverage a proven methodology and domain expertise, honed through thousands of customer on-boardings worldwide, to enable rapid use of our platform and compliance with industry best practices. Promptly after a customer purchases one or more of our applications, our dedicated onboarding team begins to configure our solutions to meet the customer’s needs, including specific messages and scenarios, ad-hoc report templates and incident management reviews. The onboarding service incorporates years of critical communications experiences, including our critical communications certification training through Everbridge University, to improve customer success. The average implementation time for new customers purchasing our solutions is 10 hours.

•

Everbridge University. We offer online education, training and professional development through Everbridge University, with role-based training modules that can be customized to meet a customer’s needs and that can facilitate formalized knowledge transfer and ensure ongoing self-sufficiency. Everbridge University is available anytime, online and is configured for self-paced use. To date, Everbridge University has delivered over 700,000 online training lessons.

•

Dedicated Account Management. We assign dedicated account managers to all customers. Our account managers work exclusively with customers in a specific industry so they understand the applicable needs and challenges. They act as informed guides to help our customers make effective decisions in deploying our applications. Account managers perform regular service reviews and post-incident analyses of customer communications to incorporate communication best practices, and recommend additional applications to meet the customer’s critical communications needs.

•

24/7 Technical Support & Emergency Live Operator Service. We have established geographically redundant technical support centers in the Los Angeles, California; Boston, Massachusetts; and London, United Kingdom areas. From these support centers, we offer our customers 24/7 support by phone, email or through our online support center. In addition, our support centers offer a 24/7 emergency live operator service to assist customers with sending critical communications.

•

Premium Support Services. With an understanding of the critical role that our solution plays, we have invested in assembling an expert professional services organization to deliver premium support service packages to our customers. Our professional services team includes certified emergency management and critical communications practitioners. Our premium support services address the unique challenges of customers’ organizational structures, operational requirements, implementation and training needs. We believe that we help customers achieve faster time-to-value by providing on-site project management, consultation with a certified critical communications professional, creation of client-specific message and scenarios, development of ad-hoc report templates and on-site emergency and incident management reviews.

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 3,200 customers as of December 31, 2016. We define a customer as a contracting entity from which we generated $100 or more of revenue in the prior month, either directly or through a channel partner. We do not include customers of our wholly-owned subsidiary, Microtech, which generates an immaterial amount of our revenue in any given year. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2016 we had 106 customers with contracts valued at $100,000 or more, including eight customers with contracts in excess of $500,000. As of December 31, 2016, our customers were based in 28 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 24 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide solutions to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries, including technology, energy, financial services, transportation, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services. For the year ended December 31, 2016, 49% of our revenue was generated from enterprise customers, 35% from government and government-related customers and 16% from healthcare-related customers. No customer contributed more than 5% of our total revenue for the year ended December 31, 2016.

Some of our representative customers by sector include the following:

Enterprise	Healthcare	State and Local Government
Alexion Pharmaceuticals	Alexian Brothers Medical Center	Boston Police Department
Cardtronics	Boston Children’s Hospital	Chicago Department of Aviation
Choice Hotels	Catholic Health Initiatives	City of Torrance
Customers Bank	Children’s Hospital of Philadelphia	Florida Division of Emergency Management
Digital Realty DTE Energy East West Bank EnerNOC Ericsson Express Scripts Facebook KOR Energy Pearson Sierra Nevada Uber Xerox

Covenant Health System

Doctors Health at Renaissance Health System

Florida Health

Hawaii Pacific Health

Molina Healthcare

Penn State Health Milton S. Hershey Medical Center

Penrose St. Francis Health Services

Spectrum Health

Vanderbilt University Medical Center

Los Angeles Police Department

Miami International Airport

Muskingum Watershed Conservancy District

National Capital Region

Northeast Region Community Awareness

    Emergency Response

State of Connecticut, Department of

    Emergency Services and Public Protection

University of Louisiana System

U.S. Department of Transportation

Everbridge Case Studies

Sales and Marketing

Our sales and marketing organizations collaborate to create brand preference, efficiently and effectively generate leads, build a strong sales pipeline and cultivate customer relationships to help drive revenue growth. Our go-to-market strategy consists of a strong thought-leadership program, digital marketing engine and a diversified sales organization designed to efficiently sell across vertical markets to organizations of all sizes. We have dedicated sales teams focused on corporate customers, government customers and healthcare organizations, which covers U.S. federal, state and local governmental entities.

We believe that our sales and marketing model is economically compelling. We spent $0.95 and $0.93 to generate each $1.00 of new sales in 2016 and 2015, respectively, which reflects our sales and marketing expense incurred in 2016 and 2015 (other than expense related to full-time employees dedicated to client retention) compared to 12 months of contract value for contracts entered into in 2016 and 2015, and $0.06 to renew each $1.00 of renewal sales in each of 2016 and 2015, which reflects our sales and marketing expense related to full-time employees dedicated to client retention compared to 12 months of contract value for contracts renewed in 2016 and 2015.

Sales

We sell our solutions through our telephone and direct inside sales teams, a direct field sales team and a growing partner channel. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional and new offerings, respectively, to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; as well as by target organization size. Our inside sales team focuses typically on small and middle-market transactions, while larger or more complex transactions are generally handled by our direct field sales teams. Our highly trained sales engineers help define customer use cases, manage pilots and train channel partners.

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts, account managers responsible for renewal and growth of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2016, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

We also sell through channel partners both domestically and internationally. To help integrate our applications with other third-party services and take advantage of current and emerging technologies, we seek to enter into alliances with leading technology companies.

Marketing

We focus our marketing efforts on increasing the strength of the Everbridge brand, communicating product advantages and business benefits, generating leads for our salesforce and channel partners, leveraging geographic market strengths and driving product adoption. We run campaigns that take advantage of a network effect in which success within a region encourages other organizations within that area to choose our solutions, in part to be using a system consistent with that of other entities in the area with which they may share information or best practices. We deliver targeted content to demonstrate our thought leadership in critical communications best practices and use digital advertising methods to drive conversion of potential prospects, which convert to opportunities for our sales organization.

Our marketing team focuses on inbound marketing through our industry-leading content, resources, and sharing customer best practices. We rely on multiple marketing and sales automation tools to efficiently market to, and automatically identify qualified individuals using product and industry specific criteria. We use multiple marketing tactics to engage with prospective customers including: email marketing, event marketing, print and digital advertising, and webinar events. We engage with existing customers to provide vertically-based education and awareness and to promote expanded use of our current and new software offerings within these customers. We also host regional and national events to engage both customers and prospects, deliver product training and foster community.

Research and Development

We invest substantial resources in research and development and leverage offshore development in multiple geographies to implement a “follow the sun” engineering strategy and to increase the efficiency of our overall development efforts. We enhance our core technology platform and applications, develop new end market-specific solutions and applications, and conduct application and quality assurance testing. Our technical and engineering team monitors and tests our applications on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing applications. Research and development expense totaled $14.8 million, $11.5 million and $7.4 million for 2016, 2015 and 2014, respectively.

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The primary competitors for our Mass Notification and Incident Management applications include: BlackBerry Limited, Emergency Communications Network, F24 AG, Enera Inc., Nuance Communications, Inc., SWN Communications Inc. and SunGard Data Systems Inc. The primary competitors for our IT Alerting application include: PagerDuty, Inc. and xMatters, Inc. The primary competitors for our Secure Messaging application include: DocHalo, LLC, Spok, Inc., Perfect Serve, Inc. and TigerText, Inc. With respect to our recent acquisitions, the primary competitors for our Visual Command Center and Crisis Commander applications include Planet Risk Inc. and In Case of Crisis, respectively.

We compete on the basis of a number of factors, including:

•	product functionality, including local and multi-modal delivery in international markets;
•	breadth of offerings;
•	performance, security, scalability and reliability;
•	compliance with local regulations and multi-language support;
•	brand recognition, reputation and customer satisfaction;
•	ease of implementation, use and maintenance; and
•	total cost of ownership.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of targeted and contextually relevant critical communications.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.

As of December 31, 2016, we had 14 issued patents and four patent applications pending in the United States.  We also had one issued patent in Canada. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

We are the registered holder of a variety of domestic and international domain names that include everbridge.com, as well as similar variations on that name.

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

If we become more successful, we believe that competitors will be more likely to try to develop solutions that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our solutions infringe their proprietary rights.

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

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

Culture and Employees

We believe that our culture has been a key contributor to our success to-date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage.

As of December 31, 2016, we had 467 full-time employees, including 98 in data center operations and customer support, 182 in sales and marketing, 123 in research and development and 64 in general and administrative. As of December 31, 2016, we had 360 full-time employees in the United States and 107 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 45,000 square-foot facility under a lease expiring on May 31, 2022, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on June 30, 2018. We also have offices in San Francisco, California; Lansing, Michigan; Windsor, United Kingdom; Colchester, United Kingdom, Norsburg, Sweden and Beijing, China.

Legal Proceedings

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

Segments

We view our operations and manage our business as one operating segment. See our consolidated financial statements for a discussion of revenues, operating loss, net loss and total assets.

Corporate Information

We were initially incorporated under the laws of the State of Delaware under the name 3n Global, Inc. in January 2008. 3n Global, Inc. was initially a wholly-owned subsidiary of National Notification Network, LLC, which was formed in November 2002 as a limited liability company organized under the laws of the State of California. In May 2008, pursuant to a merger agreement between 3n Global, Inc. and National Notification Network, LLC, National Notification Network, LLC merged with and into 3n Global, Inc. We changed our name to Everbridge, Inc. in April 2009.

Our principal executive offices are located at 25 Corporate Drive, Suite 400 Burlington, Massachusetts. Our telephone number is (818) 230-9700. Our website address is www.everbridge.com.

“Everbridge, Inc.,” the Everbridge logo, and other trademarks or service marks of Everbridge, Inc. appearing in this Annual Report on Form 10-K are the property of Everbridge, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 16 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.ir.Everbridge.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files with the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

We increased our number of full-time employees from 303 to 418 to 467 as of December 31, 2014, 2015 and 2016, respectively. In 2016, we made a significant investment in our sales organization, growing our headcount by 16%, and our revenue increased by $18.1 million for the year ended December 31, 2016 compared to 2015, due in part to the increase in our customer base.

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

We have posted a net loss in each year since inception, including net losses of $11.3 million, $10.8 million and $0.6 million in the years ended December 31, 2016, 2015, 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $89.6 million. While we have experienced significant revenue growth in recent periods and profitability solely in the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our platform and applications, including investments in our research and development team;
•	continued international expansion of our business; and
•	general and administration expenses, including legal and accounting expenses related to being a public company.

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

While we have recently introduced five new critical communications applications, one of which was introduced in the middle of 2014, three of which were introduced in 2015 and one of which was introduced in 2016, we derived 86%, 91% and 96% of our revenue from sales of our Mass Notification application in 2016, 2015 and 2014, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

Our applications, including our Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Visual Command Center, Crisis Commander and Secure Messaging applications, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

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

The market for CEM solutions is in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly or how consistently it will develop or whether our platform and applications will be accepted into the markets in which we operate and plan to operate. Our success will depend, to a substantial extent, on the widespread adoption of our platform and applications as an alternative to historical mass notification systems. Some organizations may be reluctant or unwilling to use our platform and applications for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform and applications. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise applications into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based applications. Our ability to expand sales of our platform and applications into new markets depends on several factors, including the awareness of our platform and applications; the timely completion, introduction and market acceptance of enhancements to our platform and applications or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with channel partners and communication carriers; the effectiveness of our marketing programs; the costs of our platform and applications; and the success of our competitors. If we are unsuccessful in developing and marketing our platform and applications into new markets, or if organizations do not perceive or value the benefits of our platform and applications, the market for our platform and applications might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

Due to the foregoing factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance nor should you consider our recent revenue growth or results in any single period to be indicative of our future performance.

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

If our, our customers’ or our third-party providers’ security measures are compromised or unauthorized access to the data of our customers or their employees, customers or constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our applications, our reputation may be damaged and we may incur significant liabilities.

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

In addition, governmental and other customers may require our applications to comply with certain privacy, security or other certifications and standards. For instance, with regard to transfers of personal data, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated in October 2015, which has a significant impact on the transfer of data from the European Union to U.S. companies, including us. We are certified under the EU-US Privacy Shield, the successor regime to the EU-US Safe Harbor. While we now have Privacy Shield certification and other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move this data. If our applications fail to maintain compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our applications to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations and financial condition. If our policies and practices are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, and our business could be negatively impacted.

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

We have acquired businesses and technology in the past. For example, we acquired Vocal Limited in March 2014, the assets of Nixle, LLC in December 2014, technology from Tapestry Telemed LLC in December 2014, Svensk Krisledning AB in December 2016 and IDV Solutions LLC in January 2017. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Jaime Ellertson, our President, Chief Executive Officer and Chairman of our board of directors, Kenneth S. Goldman, our Senior Vice President and Chief Financial Officer, and Imad Mouline, our Senior Vice President and Chief Technology Officer. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, United Kingdom in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, United Kingdom. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsburg, Sweden.  For the years ended December 31, 2016 and 2015, approximately 10% and 14% of our revenue was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $46.2 million and $40.5 million, respectively, due to prior period losses, which expire in various years beginning in 2028 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of December 31, 2016, we had 14 issued patents and four patent applications pending in the United States. We also had one issued patent in Canada. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge” and “Nixle” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Our business is subject to regulation by various federal, state, local and foreign governments. For example, the Telephone Consumer Protection Act of 1991, or TCPA, restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations governing the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such regulations and laws may be modified and new laws may be enacted in the future. Within the European Union, legislators recently adopted the General Data Protection Regulation, or GDPR, which, when effective in May 2018 will replace the 1995 European Union Data Protection Directive and supersede applicable European Union member state legislation. The GDPR includes more stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers’ ability to use and share personal information or our ability to store, process and share personal information, demand for our applications could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

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

Certain of our existing applications, such as CareConverge, a tailored version of our Secure Messaging application that is designed to comply with HIPAA, are and are likely to continue to be subject to increasing regulatory requirements in a number of ways and as we continue to introduce new applications, we may be subject to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business. In addition, we market our applications and professional services in certain countries outside of the United States and plan to expand our local presence in regions such as Europe, the Middle East and Asia. If additional legal and/or regulatory requirements are implemented in the foreign countries in which we provide our services, the cost of developing or selling our applications may increase. As these requirements proliferate and as existing legal requirements become subject to new interpretations, we must change or adapt our applications and professional services to comply. Changing regulatory requirements might render certain of our applications obsolete or might block us from accomplishing our work or from developing new applications. This might in turn impose additional costs upon us to comply or to further develop our applications. It might also make introduction of new applications or service types more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new applications or cause the continuation of our existing applications or professional services to become unprofitable or impossible.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and you may lose some or all of your investment.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in September 2016 at a price of $12.00 per share, our stock price has ranged from an intraday low of $11.76 to an intraday high of $20.66 through December 31, 2016. Factors that may affect the market price of our common stock include:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a result of becoming a public company, we are obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

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

Our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates beneficially own approximately 47% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to exert significant control over the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

Additionally, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.

In addition, in the future, we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of our then-outstanding shares of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 45,000 square-foot facility under a lease expiring on May 31, 2022, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on June 30, 2018. We also have offices in San Francisco, California; Windsor, United Kingdom; Colchester, United Kingdom; Beijing, China; and Norsburg, Sweden.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, has been listed on The NASDAQ Global Market under the symbol “EVBG” since September 16, 2016. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as quoted on The NASDAQ Global Market:

	High	Low
Third Quarter (from September 16, 2016 to September 30, 2016)	$18.73	$11.76
Fourth Quarter	$20.66	$12.92

As of December 31, 2016, there were 525 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The following graph shows a comparison from September 16, 2016 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for an investment of $100 in our common stock, the S&P 500 Stock Index and the S&P 500 Information Technology Index. Data for the S&P 500 Stock Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	September 16, 2016	September 30, 2016	October 31, 2016	November 30, 2016	December 31, 2016
Everbridge, Inc.	$100.00	$111.00	$97.00	$104.00	$121.00
S&P 500 Stock Index	$100.00	$101.00	$99.00	$103.00	$105.00
S&P 500 Information Technology Index	$100.00	$101.00	$101.00	$101.00	$102.00

Recent Sale of Unregistered Securities

Not applicable

Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through the filing of a Registration Statement on Form S-1 (File No. 333-213217), which was declared or became effective on September 16, 2016. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) and our periodic report previously filed with the SEC; provided, that we used $23.6 million in cash to acquire Svensk Krisledning AB and IDV Solutions LLC.

As of December 31, 2016, $0.3 million of expenses incurred in connection with our initial public offering had not yet been paid.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except shares and per share data)
Revenue	$76,846	$58,720	$42,421	$30,040	$23,361
Cost of revenue(1)	23,767	19,789	12,089	8,699	7,570
Gross profit	53,079	38,931	30,332	21,341	15,791
Operating expenses:
Sales and marketing(1)	$34,847	$25,925	$15,818	$11,695	$7,998
Research and development(1)	14,765	11,521	7,365	5,697	5,057
General and administrative(1)	14,293	12,272	7,435	4,352	7,371
Total operating expenses	63,905	49,718	30,618	21,744	20,426
Operating loss	(10,826)	(10,787)	(286)	(403)	(4,635)
Other expenses, net	(484)	(599)	(426)	(368)	(399)
Loss before income taxes	(11,310)	(11,386)	(712)	(771)	(5,034)
(Provision for) benefit from income taxes	24	562	89	(118)	(57)
Net loss	$(11,286)	$(10,824)	$(623)	$(889)	$(5,091)
Net loss attributable to common shareholders	$(11,286)	$(10,824)	$(623)	$(889)	$(5,091)
Net loss per share attributable to common shareholders - basic	$(0.68)	$(0.88)	$(0.05)	$(0.08)	$(0.52)
Net loss per share attributable to common shareholders - diluted	$(0.68)	$(0.88)	$(0.05)	$(0.08)	$(0.52)
Weighted average shares outstanding - basic	16,659,561	12,257,413	11,788,883	11,040,428	9,873,715
Weighted average shares outstanding - diluted	16,659,561	12,257,413	11,788,883	11,040,428	9,873,715

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$180	$150	$82	$48	$3
Sales and marketing	725	315	120	82	10
Research and development	348	297	147	28	424
General and administrative	1,848	760	27	18	1,859
Total	$3,101	$1,522	$376	$176	$2,296

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,247	$4,457	$1,615	$2,374	$2,481
Sales and marketing	208	227	101	46	23
Research and development	265	134	31	16	19
General and administrative	1,022	1,158	765	19	9
Total	$7,742	$5,976	$2,512	$2,455	$2,532

(2)	See notes (2) and (14) to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,765	$8,578	$4,412	$3,040	$1,711
Working capital, excluding deferred revenue	70,488	15,160	1,760	3,317	(275)
Total assets	108,322	53,509	40,066	18,101	15,143
Total deferred revenue	52,634	40,467	28,844	20,614	17,566
Total debt	—	16,970	6,863	3,366	4,748
Total liabilities	65,970	69,560	45,393	30,189	27,077
Total stockholders’ equity (deficit)	42,352	(16,051)	(5,327)	(12,088)	(11,934)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 1.5 billion communications in 2016. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,200 customers as of December 31, 2016. As of December 31, 2016, our customers were based in 28 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 24 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of December 31, 2016, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 86% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $76.8 million in 2016, $58.7 million in 2015, $42.4 million in 2014 and $30.0 million in 2013, representing year-over-year increases of 41% in 2014, 38% in 2015 and 31% in 2016. We had net losses of $11.3 million, $10.8 million, $0.6 million and $0.9 million in 2016, 2015, 2014 and 2013, respectively.

As of December 31, 2016 and 2015, 14% and 17% of our customers, respectively, were located outside of the United States and these customers generated 10% and 14% of our total revenue for the years ended December 31, 2016 and 2015, respectively.

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

In December 2016, we acquired 100% of the shares of Svensk Krisledning AB, or Crisis Commander. We acquired Crisis Commander for cash consideration of approximately $2.3 million with additional time and performance-based milestones that could result in additional payments of $0.4 million. Crisis Commander is a SaaS mobile crisis management company operating out of Sweden.

In January 2017, we acquired 100% of the shares of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.3 million, with additional time and performance-based milestones that could result in additional payments of $6.2 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

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

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenue retention rate	116%	112%	111%
Adjusted EBITDA	$5	$(3,351)	$2,524
Adjusted gross margin	$55,577	$41,084	$30,663
Free cash flow	$3,039	$(2,953)	$3,884

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(11,286)	$(10,824)	$(623)
Interest expense, net	472	537	348
Benefit from income taxes	(24)	(562)	(89)
Depreciation and amortization	7,742	5,976	2,512
Stock-based compensation	3,101	1,522	376
Adjusted EBITDA	$5	$(3,351)	$2,524

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross profit	$53,079	$38,931	$30,332
Amortization of acquired intangibles	2,318	2,003	249
Stock-based compensation	180	150	82
Adjusted gross margin	$55,577	$41,084	$30,663

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$9,503	$4,451	$7,716
Capital expenditures	(970)	(2,502)	(2,155)
Capitalized software development costs	(5,494)	(4,902)	(1,677)
Free cash flow	$3,039	$(2,953)	$3,884

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

The following table reconciles our GAAP to non-GAAP financial measures for the years ended 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cost of revenue	$23,767	$19,789	$12,089
Amortization of acquired intangibles	(2,318)	(2,003)	(249)
Stock-based compensation expense	(180)	(150)	(82)
Non-GAAP cost of revenue	21,269	17,636	11,758

Gross profit	53,079	38,931	30,332
Amortization of acquired intangibles	2,318	2,003	249
Stock-based compensation expense	180	150	82
Non-GAAP gross profit	55,577	41,084	30,663
Non-GAAP gross margin	72.32%	69.97%	72.28%

Sales and marketing expense	34,847	25,925	15,818
Stock-based compensation expense	(725)	(315)	(120)
Non-GAAP sales and marketing	34,122	25,610	15,698

Research and development expense	14,765	11,521	7,365
Stock-based compensation expense	(348)	(297)	(147)
Non-GAAP research and development	14,417	11,224	7,218

General and administrative expense	14,293	12,272	7,435
Amortization of acquired intangibles	(916)	(1,088)	(720)
Stock-based compensation expense	(1,848)	(760)	(27)
Non-GAAP general and administrative	11,529	10,424	6,688

Total operating expenses	63,905	49,718	30,618
Amortization of acquired intangibles	(916)	(1,088)	(720)
Stock-based compensation expense	(2,921)	(1,372)	(294)
Non-GAAP total operating expenses	$60,068	$47,258	$29,604

Operating loss	$(10,826)	$(10,787)	$(286)
Amortization of acquired intangibles	3,234	3,091	969
Stock-based compensation expense	3,101	1,522	376
Non-GAAP operating income (loss)	$(4,491)	$(6,174)	$1,059

Net loss	$(11,286)	$(10,824)	$(623)
Amortization of acquired intangibles	3,234	3,091	969
Stock-based compensation expense	3,101	1,522	376
Non-GAAP net income (loss)	$(4,951)	$(6,211)	$722

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

Other Expenses, Net

Other expenses, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$76,846	$58,720	$42,421
Cost of revenue(1)	23,767	19,789	12,089
Gross profit	53,079	38,931	30,332
Operating expenses:
Sales and marketing(1)	34,847	25,925	15,818
Research and development(1)	14,765	11,521	7,365
General and administrative(1)	14,293	12,272	7,435
Total operating expenses	63,905	49,718	30,618
Operating loss	(10,826)	(10,787)	(286)
Other expenses, net	(484)	(599)	(426)
Loss before income taxes	(11,310)	(11,386)	(712)
Benefit from income taxes	24	562	89
Net loss	$(11,286)	$(10,824)	$(623)

(1)	Includes stock-based compensation expense and depreciation and amortization as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$180	$150	$82
Sales and marketing	725	315	120
Research and development	348	297	147
General and administrative	1,848	760	27
Total	$3,101	$1,522	$376

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Depreciation and Amortization expense:
Cost of revenue	$6,247	$4,457	$1,615
Sales and marketing	208	227	101
Research and development	265	134	31
General and administrative	1,022	1,158	765
Total	$7,742	$5,976	$2,512

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%
Cost of revenue	31%	34%	28%
Gross profit	69%	66%	72%
Operating expenses:
Sales and marketing	45%	44%	37%
Research and development	19%	20%	17%
General and administrative	19%	21%	18%
Total operating expenses	83%	85%	72%
Operating loss	(14)%	(18)%	—
Other expenses, net	(1)%	(1)%	(1)%
Loss before income taxes	(15)%	(19)%	(1)%
Benefit from income taxes	*	1%	*
Net loss	(15)%	(18)%	(1)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$76,846	$58,720	$18,126	30.9%

Revenue increased by $18.1 million in 2016 compared to 2015. The increase was primarily due to an $18.1 million increase in sales of our solutions driven by expansion of our customer base from 2,662 customers as of December 31, 2015 to 3,205 as of December 31, 2016, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$23,767	$19,789	$3,978	20.1%
Gross margin %	69%	66%

Cost of revenue increased by $4.0 million in 2016 compared to 2015. The increase was primarily due to a $1.5 million increase in employee-related costs associated with our increased headcount from 90 employees as of December 31, 2015 to 98 employees as of December 31, 2016. The remaining increase was principally the result of a $1.8 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.9 million increase in hosting and messaging costs, offset by a $0.2 million decrease in office related expenses.

Gross margin percentage increased due to our continued investment in personnel to support our growth in revenue, which was greater than our growth in expenses.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$34,847	$25,925	$8,922	34.4%
% of revenue	45%	44%

Sales and marketing expense increased by $8.9 million in 2016 compared to 2015. The increase was primarily due to an $8.2 million increase in employee-related costs associated with our increased headcount from 157 employees as of December 31, 2015 to 182 employees as of December 31, 2016. The remaining increase was principally the result of a $0.5 million increase in trade show and advertising costs and a $0.2 million increase in software costs to support our sales organization.

Research and Development Expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$14,765	$11,521	$3,244	28.2%
% of revenue	19%	20%

Research and development expense increased by $3.2 million in 2016 compared to 2015. The increase was primarily due to a $2.7 million increase in employee-related costs associated with our increased headcount from 109 employees as of December 31, 2015 to 123 employees as of December 31, 2016. The remaining increase was principally the result of a $0.6 million increase for the use of outside consultants and a $0.5 million increase in hosting and software related cost to support research and development activities. A total of $5.5 million of internally-developed software costs during 2016 and $4.8 million of internally-developed software costs during 2015 were capitalized, resulting in a decrease of the expense by $0.7 million in 2016.

General and Administrative Expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$14,293	$12,272	$2,021	16.5%
% of revenue	19%	21%

General and administrative expense increased by $2.0 million in 2016 compared to 2015. The increase was primarily due to a $2.0 million increase in employee-related costs associated with our increased headcount from 62 employees as of December 31, 2015 to 64 employees as of December 31, 2016. There was an additional increase of $0.4 million to support our operations and our preparations to become a public company. These increases were offset by a $0.6 million decrease in professional fees due to a decrease in legal, accounting and audit services in 2016.

Other Expense, Net

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other expense, net	$484	$599	$(115)	(19.2)%
% of revenue	1%	1%

Other expense, net decreased by $0.1 million in 2016 compared to 2015 as a result of a decrease in interest expense related to interest expense due under our term loan and revolving line of credit, which were paid off in September 2016 with the proceeds of our IPO.

Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Benefit from income taxes	$(24)	$(562)	$538	(95.7)%
% of revenue	0%	1%

Benefit from income taxes decreased by $0.5 million in 2016 compared to 2015 due to the placement of a full valuation allowance on our foreign deferred taxes.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue	$58,720	$42,421	$16,299	38.4%

Revenue increased by $16.3 million in 2015 compared to 2014. The increase was primarily due to a $14.0 million increase in sales of our solutions driven by expansion of our customer base from 2,167 customers as of December 31, 2014 to 2,662 as of December 31, 2015, including increased sales to larger organizations with greater numbers of contacts and locations. In 2015, we also had a $2.3 million increase in revenue attributable to the acquisition of Nixle, which occurred in December 2014.

Cost of Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$19,789	$12,089	$7,700	63.7%
Gross margin %	66%	72%

Cost of revenue increased by $7.7 million in 2015 compared to 2014. The increase was primarily due to a $2.7 million increase in employee-related costs associated with our increased headcount from 72 employees as of December 31, 2014 to 90 employees as of December 31, 2015. The remaining increase was principally the result of a $2.8 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $1.8 million increase in hosting and messaging costs and a $0.3 million increase in office related expenses.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$25,925	$15,818	$10,107	63.9%
% of revenue	44%	37%

Sales and marketing expense increased by $10.1 million in 2015 compared to 2014. The increase was primarily due to an $8.1 million increase in employee-related costs associated with our increased headcount from 104 employees as of December 31, 2014 to 157 employees as of December 31, 2015. The remaining increase was principally the result of a $1.1 million increase in trade show and advertising costs and a $0.9 million increase in office related costs to support sales.

Research and Development Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$11,521	$7,365	$4,156	56.4%
% of revenue	20%	17%

Research and development expense increased by $4.2 million in 2015 compared to 2014. The increase was primarily due to a $6.5 million increase in employee-related costs associated with our increased headcount from 83 employees as of December 31, 2014 to 109 employees as of December 31, 2015. The remaining increase was principally the result of a $0.9 million increase in office and software related cost to support research and development activities. A total of $4.8 million of internally-developed software costs during 2015 and $1.6 million of internally-developed software costs during 2014 were capitalized, resulting in a reduction of the expense by $3.2 million in 2015.

General and Administrative Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$12,272	$7,435	$4,837	65.1%
% of revenue	21%	18%

General and administrative expense increased by $4.8 million in 2015 compared to 2014. The increase was primarily due to a $2.5 million increase in employee-related costs associated with our increased headcount from 44 employees as of December 31, 2014 to 62 employees as of December 31, 2015. The remaining increase was the result of a $1.7 million increase in professional fees due to increased legal, accounting and audit services to support our operations and our preparations to become a public company, a $0.4 million increase in office related expenses and a $0.4 million increase in depreciation and amortization expense related to equipment. These increases were offset by a $0.2 million decrease in legal and transaction-related costs in 2015.

Other Expense, Net

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other expense, net	$599	$426	$173	40.6%
% of revenue	1%	1%

Other expense, net increased by $0.2 million in 2015 compared to 2014 as a result of increased interest expense related to accretion of interest on our notes payable, interest expense due under our term loan and revolving line of credit.

Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Benefit from income taxes	$(562)	$(89)	$(473)	531.5%
% of revenue	1%	0%

Benefit from income taxes increased by $0.5 million in 2015 compared to 2014 due to our increased operations in foreign jurisdictions where we are subject to income taxes on profits which have benefited from current losses.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $60.8 million as of December 31, 2016, which includes the remaining net proceeds from our initial public offering completed in September 2016. We received net proceeds of $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash balances, our available borrowings under our revolving line of credit and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report on Form 10-K titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash and cash equivalents at beginning of period	$8,578	$4,412	$3,040
Cash provided by operating activities	9,503	4,451	7,716
Cash used in investing activities	(9,020)	(7,404)	(4,136)
Cash provided by (used in) financing activities	51,470	7,219	(2,120)
Effects of exchange rates on cash and cash equivalents	234	(100)	(88)
Cash and cash equivalents at end of period	$60,765	$8,578	$4,412

At December 31, 2016, $1.5 million of the $60.8 million of cash and cash equivalents was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

Sources of Funds

Initial Public Offering

On September 21, 2016, we closed our initial public offering in which we issued and sold 6,250,000 shares of common stock at a public offering price of $12.00 per share for net proceeds of approximately $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us.

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of December 31, 2016, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

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

Operating activities provided $9.5 million in 2016, primarily from $9.6 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $11.2 million of non-cash operating expenses and partially offset by our net loss of $11.3 million. Specifically, we recognized non-cash charges aggregating $7.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $3.1 million for stock-based compensation expense, $0.4 million for the increase in our accounts receivable provision and $0.1 million related to non-cash interest on notes payable, offset by a $0.1 million decrease in our deferred income taxes. The change in operating assets and liabilities reflected a $12.0 million increase in deferred revenue, a $1.3 million increase in accrued employee-related expenses due to timing of payments, and a $0.5 million increase in accrued expenses due to timing of payments made to vendors. These increases were partially offset by a $2.3 million increase in accounts receivable, a $1.1 million increase in other assets due to timing of payments made for deferred IPO cost and commissions, a $0.4 million decrease in accounts payable due to the timing of payments made and a $0.3 million increase in prepaid expenses as a result of the increase in upfront payments made for insurance services.

Operating activities provided $4.5 million in 2015, primarily from $7.7 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $7.5 million of non-cash operating expenses and partially offset by our net loss of $10.8 million. Specifically, we recognized non-cash charges aggregating $6.0 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $1.5 million for stock-based compensation expense, $0.4 million for the increase in our accounts receivable provision and $0.1 million related to non-cash interest on notes payable, offset by a $0.4 million decrease in our deferred income taxes. The change in operating assets and liabilities reflected an $11.6 million increase in deferred revenue, a $1.2 million increase in accrued employee-related expenses due to timing of payments and a $0.9 million increase in accounts payable due to timing of payments made to vendors. These increases were partially offset by a $4.8 million increase in accounts receivable, a $0.7 million increase in prepaid expenses as a result of the increase in upfront payments made for insurance services, a $0.4 million increase in other assets due to timing of payments made for deferred IPO cost and commissions and a $0.2 million decrease in accrued expenses due to the timing of payments made.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment purchases.

Investing activities used $9.0 million in 2016, primarily from net cash paid in acquisitions of $2.3 million, and our investment in software development of $5.5 million and property and equipment of $1.0 million.

Investing activities used $7.4 million in cash in 2015, primarily from our investment in software development of $4.9 million and property and equipment of $2.5 million.

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

Financing activities provided $51.5 million of cash in 2016, which reflects proceeds of $67.8 million from our initial public offering, net of underwriter’s discount and commissions, $0.8 million from the exercise of stock options and proceeds from our line of credit of $9.5 million. These amounts were offset by a $19.5 million payment on our line of credit, a $5.0 million payment on our term loan and a $2.0 million payment on notes payable related to the Vocal Limited acquisition.

Financing activities provided $7.2 million in cash in 2015, primarily from proceeds from our term loan of $5.0 million and proceeds from our line of credit of $12.0 million, partially offset by a $1.5 million payment to repurchase outstanding shares of our common stock, $5.0 million in payments on our line of credit, $1.8 million in payments on notes payable, $1.4 million in payments attributed to deferred initial public offering costs and $0.1 million in payments on capital leases.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2016:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating Leases (1)	$1,828	$3,514	$3,335	$705	$9,382
	$1,828	$3,514	$3,335	$705	$9,382

(1)

Operating leases include total future minimum rent payments under non-cancelable operating lease agreements as described in note (18) of our consolidated financial statements included in this Annual Report on Form 10-K.

Future minimum operating lease payments have been reduced by future minimum sublease income of $0.2 million.

In December 2016, we entered into a new lease for our executive offices in Burlington, Massachusetts that will increase our future minimum lease commitments over the next five years by $8.0 million.

The above table does not include any payments we may have to make under the contingent liability related to the Crisis Commander and IDV acquisitions, as the amount of the ultimate payments are unknown. Please see Note 5 and 19 of the notes to our consolidated financial statements for more information.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Backlog

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of December 31, 2016, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. As of December 31, 2016, the dollar amount of this backlog believed to be firm was $39.3 million. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements require us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below.

Revenue Recognition

We derive substantially all of our revenue from contract subscription fees for use of our applications.

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, with respect to a transaction when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;
•	the service has been provided to the customer;
•	fees are fixed or determinable; and
•	the collection of the fees is reasonably assured and acceptance criteria, if any, have been met.

If any of these criteria are not met, revenue recognition is deferred until such time that all of the criteria are met.

Our subscription arrangements do not provide customers with the right to take possession of our software at any time.

Subscription Revenue

We recognize subscription revenue ratably over the initial subscription period committed by the customer commencing when the customer’s environment has been created in our hosted environment. The initial subscription period is typically one to three years and the level of service provided each customer varies based on the level of service required by the complexity of a customer’s business.

Other Revenue

We recognize revenue for set-up fees, which historically have not been material to our financial statements. We have concluded that set-up fees do not meet the criteria for separation from our primary service as they do not have stand-alone value as we have historically not sold set-up fees separately. We charge set-up fees for substantially all new applications and services. These set-up fees are recognized ratably over the contractual period, which approximates the life of the application. We also sell professional services, which have been immaterial to date.

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of recognizable revenue. Such amounts are recognized by us over the life of the contract upon meeting the revenue recognition criteria. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. Because the mix of billing terms with customers can vary from period to period, the annualized value of the contracts that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time.

Business Combinations

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. We determine the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. However, if we conclude otherwise, we are required to perform the first step of a two-step impairment test. Alternatively, we may elect to proceed directly to the first step of the two-step impairment test and bypass the qualitative assessment.

The first step of the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, the carrying amount of the goodwill is compared to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We test for goodwill impairment on November 30 of each year.

Software Development Costs

We capitalize the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the application development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. These costs relate to major new functionality. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

Stock-Based Compensation

We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, directors, consultants and other service providers that can be settled in shares of our common stock. Compensation expense for stock-based compensation awards granted is based on the grant date fair value estimate for each award as determined by our board of directors or the compensation committee of our board of directors. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years. As stock-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for estimated forfeitures.

We estimate the fair value of stock-based compensation awards at the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. The fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements and limited transferability.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected term of the options, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair value of our common stock. Prior to our initial public offering, the fair value of our common stock was determined by the estimated fair value at the time of grant. For stock options granted subsequent to our initial public offering, the fair value of common stock is based on the closing market price of our common stock as reported on the NASDAQ Global Market on the date of grant.

•

Expected term. The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since we did not have sufficient historical information to develop reasonable expectations about future exercise behavior, we use the simplified method to compute expected term, which represents the average of the time-to-vesting and the contractual life.

•

Expected volatility. As we have a limited trading history for our common stock, the expected stock price volatility for our common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

•

Expected dividend yield. We have never declared or paid any cash dividends and do not presently plan to declare or pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2016	2015	2014
Employee Stock Options:
Expected term (in years)	5.29 - 6.11	5.09 - 6.15	5.89 - 6.13
Expected volatility	60% - 70%	60%	51.7% - 69%
Risk-free interest rate	1.21% - 2.55%	1.41% - 1.94%	1.63% - 2.06%
Dividend rate	0%	0%	0%

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We expect to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. We not expect the adoption of this guidance to have a material impact on our cash flows.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial statements, as our treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The ASU will be effective for us in the first quarter of 2017. We do not expect this ASU to have a material impact on our consolidated financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this standard retrospectively in the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively adjusted, which resulted in reductions to other assets of $0.1 million and long-term debt of $0.1 million.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash equivalents includes cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $60.8 million as of December 31, 2016, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of December 31, 2016. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of December 31, 2016, the applicable prime rate was 3.75%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

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

JOBS Act Transition Period

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$13,160	$14,153	$15,187	$16,220	$17,069	$18,565	$19,932	$21,280
Cost of revenue	4,126	4,919	5,165	5,579	5,475	5,676	6,173	6,443
Gross Profit	9,034	9,234	10,022	10,641	11,594	12,889	13,759	14,837
Operating expenses:
Sales and marketing	5,512	5,825	6,761	7,827	8,205	8,849	8,605	9,188
Research and development	2,687	2,782	3,025	3,027	3,180	3,463	3,917	4,205
General and administrative	2,041	2,537	3,863	3,831	3,458	3,128	3,666	4,041
Total operating expense	10,240	11,144	13,649	14,685	14,843	15,440	16,188	17,434
Operating loss	(1,206)	(1,910)	(3,627)	(4,044)	(3,249)	(2,551)	(2,429)	(2,597)
Other income (expense),net	(131)	(145)	(180)	(143)	(131)	(208)	(165)	20
Loss before (provision for) benefit from income taxes	(1,337)	(2,055)	(3,807)	(4,187)	(3,380)	(2,759)	(2,594)	(2,577)
(provision for) benefit from income taxes	(24)	212	186	188	155	(45)	(35)	(51)
Net loss	$(1,361)	$(1,843)	$(3,621)	$(3,999)	$(3,225)	$(2,804)	$(2,629)	$(2,628)
Other Metrics:
Adjusted EBITDA(1)	$(151)	$(110)	$(1,391)	$(1,699)	$(779)	$58	$334	$392

(1)

Adjusted EBITDA represents our net loss before interest income and interest expense, income tax expense and benefit, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated. See “Management’s Discussion & Analysis of Financial Conditions and Results of Operations—Other Metrics” for a discussion of the limitations of adjusted EBITDA.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands)
Net loss	$(1,361)	$(1,843)	$(3,621)	$(3,999)	$(3,225)	$(2,804)	$(2,629)	$(2,628)
Interest expense, net	105	139	159	134	137	174	195	(34)
Provision for (benefit from) income taxes	24	(212)	(186)	(188)	(155)	45	35	51
Depreciation and amortization expense	935	1,594	1,715	1,732	1,793	1,908	1,974	2,067
Stock-based compensation expense	146	212	542	622	671	735	759	936
Total net adjustments	$1,210	$1,733	$2,230	$2,300	$2,446	$2,862	$2,963	$3,020
Adjusted EBITDA	$(151)	$(110)	$(1,391)	$(1,699)	$(779)	$58	$334	$392

Quarterly Trends in Revenue and Gross Margin

The sequential increases in our quarterly revenue was due primarily to increases in our number of new customers as well as increased revenue from existing customers as they expanded their use of our solutions.

Our gross profit has increased sequentially for the periods presented due primarily to greater growth in revenue than expenses, which expenses are primarily related to our increase in headcount as we invest in the growth of our business. The increase in revenue was partially offset by increases in amortization expense attributed to our acquisitions and capitalized software development costs.

Quarterly Trends in Operating Expenses

Our operating expenses generally have increased sequentially for the periods presented due primarily to increases in headcount and other office and infrastructure related expenses to support our growth and becoming a public company. We anticipate our operating expenses will continue to increase in absolute dollar terms as we invest in the long-term growth of our business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 16, 2016, we entered into a lease agreement, or the Lease, with Burlington Centre Owner LLC, relating to our corporate headquarters located at 25 Corporate Drive, Suite 400, Burlington, Massachusetts, or the Building.  We currently occupy our corporate headquarters under a sublease agreement, or the Sublease, with Acquia, Inc., that expires on May 30, 2017. The Lease allows us to continue to occupy our existing corporate headquarters, along with approximately 9,000 square feet of additional office space in the Building, after the expiration of the Sublease and until May 31, 2022.

The annual base rent under the Lease will be approximately $1.5 million at the commencement of the Lease and will increase on an annual basis by approximately three percent. We will also pay additional rent, comprised of the sum of our proportionate share of (i) any increase in real estate taxes assessed on the Building and (ii) any increase in Building operating expenses, subject in the case of (i) and (ii) above to certain limitations, adjustments, audit and dispute rights, as set forth in the Lease.

Pursuant to the Lease, we have the options to extend the term of the Lease for an additional five years and to lease up to 27,000 square feet of additional office space within the Building.  We also have a right of first offer with respect to any other space within the Building that becomes available for lease.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease, which is filed as Exhibit 10.21 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Company-related activities. Our code of business conduct and ethics is available on our website at www.Everbridge.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See the “Index to Consolidated Financial Statements” on page F-1 below for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth below beginning on page F-1.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Everbridge, Inc.

Date: March 23, 2017	By:	/s/ Jaime Ellertson
Jaime Ellertson
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 23, 2017	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaime Ellertson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 23, 2017
Jaime Ellertson

/s/ Kenneth S. Goldman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2017
Kenneth S. Goldman

/s/ Richard D’Amore	Director	March 23, 2017
Richard D’Amore

/s/ Bruns Grayson	Director	March 23, 2017
Bruns Grayson

/s/ David Henshall	Director	March 23, 2017
David Henshall

/s/ Kent Mathy	Director	March 23, 2017
Kent Mathy

/s/ Cinta Putra	Director	March 23, 2017
Cinta Putra

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Everbridge, Inc.:

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries  as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everbridge, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 23, 2017

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$60,765	$8,578
Accounts receivable, net	17,812	15,699
Prepaid expenses	1,770	1,371
Other current assets	2,536	3,972
Total current assets	82,883	29,620
Property and equipment, net	2,923	3,620
Capitalized software development costs, net	8,792	8,178
Goodwill	9,676	7,839
Intangible assets, net	3,940	4,119
Other assets	108	133
Total assets	$108,322	$53,509
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,434	$3,521
Accrued payroll and employee related liabilities	7,456	6,062
Accrued expenses	1,957	1,460
Term loan	—	830
Deferred revenue	51,388	39,159
Notes payable	—	2,018
Other current liabilities	548	569
Total current liabilities	63,783	53,619
Long-term liabilities:
Deferred revenue, noncurrent	1,246	1,308
Line of credit	—	9,976
Term loan, net of current portion	—	4,146
Deferred tax liabilities	494	345
Other long term liabilities	447	166
Total liabilities	65,970	69,560
Commitments and contingencies
Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2016, 3,129,086 shares authorized, 3,129,084 shares issued and outstanding as of December 31, 2015; aggregate liquidation value of $11,357 as of December 31, 2015	—	3
Series A-1 preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2016, 5,870,914 shares authorized, 5,225,879 issued and outstanding as of December 31, 2015; aggregate liquidation preference of $18,291 as of December 31, 2015	—	5
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2016; no shares authorized, issued or outstanding as of December 31, 2015	—	—
Class A common stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2016; 1,164,497 shares authorized, 1,164,105 shares issued and outstanding as of December 31, 2015; aggregate liquidation preference of $1,339 as of December 31, 2015	—	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,150,674 and 11,106,926 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	27	11
Additional paid-in capital	132,246	62,274
Accumulated deficit	(89,618)	(78,332)
Accumulated other comprehensive loss	(303)	(13)
Total stockholders’ equity (deficit)	42,352	(16,051)
Total liabilities and stockholders’ equity (deficit)	$108,322	$53,509

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$76,846	$58,720	$42,421
Cost of revenue	23,767	19,789	12,089
Gross profit	53,079	38,931	30,332
Operating expenses:
Sales and marketing	34,847	25,925	15,818
Research and development	14,765	11,521	7,365
General and administrative	14,293	12,272	7,435
Total operating expenses	63,905	49,718	30,618
Operating loss	(10,826)	(10,787)	(286)
Other income (expense), net:
Interest income	34	1	2
Interest expense	(506)	(538)	(350)
Other expenses, net	(12)	(62)	(78)
Total other expense, net	(484)	(599)	(426)
Loss before income taxes	(11,310)	(11,386)	(712)
Benefit from income taxes	24	562	89
Net loss	$(11,286)	$(10,824)	$(623)
Net loss per share attributable to common stockholders:
Basic	$(0.68)	$(0.88)	$(0.05)
Diluted	$(0.68)	$(0.88)	$(0.05)
Weighted-average common shares outstanding:
Basic	16,659,561	12,257,413	11,788,883
Diluted	16,659,561	12,257,413	11,788,883

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(290)	29	(68)
Total other comprehensive (loss) income	(290)	29	(68)
Total comprehensive loss	$(11,576)	$(10,795)	$(691)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A preferred stock		Series A-1 preferred stock		Common stock		Class A common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	Shares	Par value	Shares	Par value	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2013	3,129,084	$3	5,225,879	$5	10,203,325	$10	1,164,105	$1	$54,752	$(66,885)	$26	$(12,088)
Stock-based compensation	—	—	—	—	—	—	—	—	376	—	—	376
Issuance of common stock for acquisitions	—	—	—	—	829,424	1	—	—	6,850	—	—	6,851
Exercise of stock options	—	—	—	—	185,768	—	—	—	225	—	—	225
Cashless exercise of warrant	—	—	—	—	18,740	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	—	—	—	—	—	—	(623)	—	(623)
Balance at December 31, 2014	3,129,084	$3	5,225,879	$5	11,237,257	$11	1,164,105	$1	$62,203	$(67,508)	$(42)	$(5,327)
Stock-based compensation	—	—	—	—	6,023	—	—	—	1,522	—	—	1,522
Repurchase of common stock	—	—	—	—	(173,913)	—	—	—	(1,500)	—	—	(1,500)
Exercise of stock options	—	—	—	—	37,559	—	—	—	49	—	—	49
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	—	—	—	—	(10,824)	—	(10,824)
Balance at December 31, 2015	3,129,084	$3	5,225,879	$5	11,106,926	$11	1,164,105	$1	$62,274	$(78,332)	$(13)	$(16,051)
Stock-based compensation	—	—	—	—	—	—	—	—	3,101	—	—	3,101
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	6,250,000	6	—	—	66,097	—	—	66,103
Conversion of convertible preferred stock and Class A common stock into common stock	(3,129,084)	(3)	(5,225,879)	(5)	9,519,068	9	(1,164,105)	(1)	—	—	—	—
Cashless exercise of common stock warrant	—	—	—	—	100,683	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	163,968	1	—	—	749	—	—	750
Exercise of common stock warrant	—	—	—	—	10,029	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(290)	(290)
Net loss	—	—	—	—	—	—	—	—	—	(11,286)	—	(11,286)
Balance at December 31, 2016	—	$—	—	$—	27,150,674	$27	—	$—	$132,246	$(89,618)	$(303)	$42,352

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,286)	$(10,824)	$(623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,742	5,976	2,512
Loss on disposal of assets	74	—	—
Deferred income taxes	(138)	(431)	(315)
Accretion of interest on notes payable	—	130	—
Non-cash interest expense on line of credit and term loan	67	11	—
Provision for doubtful accounts	387	366	206
Stock-based compensation	3,056	1,488	376
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(2,295)	(4,813)	(1,008)
Prepaid expenses	(348)	(656)	(304)
Other assets	(1,096)	(408)	(217)
Accounts payable	(423)	866	414
Accrued payroll and employee related liabilities	1,312	1,181	1,407
Accrued expenses	539	(171)	152
Deferred revenue	11,982	11,623	4,973
Other liabilities	(70)	113	143
Net cash provided by operating activities	9,503	4,451	7,716
Cash flows from investing activities:
Capital expenditures	(970)	(2,502)	(2,155)
Payments for acquisition of business, net of acquired cash	(2,306)	—	(304)
Additions to capitalized software development costs	(5,494)	(4,902)	(1,677)
Purchase of intangibles	(250)	—	—
Net cash used in investing activities	(9,020)	(7,404)	(4,136)
Cash flows from financing activities:
Proceeds from line of credit	9,500	12,000	6,400
Payments on line of credit	(19,500)	(5,000)	(6,766)
Payments of issuance costs relating to line of credit and term loan	(19)	(59)	—
Principal payments on capital leases	(58)	(101)	(85)
Proceeds from initial public offering, net of underwriters discounts and commissions	69,750	—	—
Payments of initial public offering costs	(1,960)	(1,391)	—
Payments on notes payable	(2,018)	(1,779)	(1,894)
(Payments) proceeds from term loan	(5,000)	5,000	—
Proceeds from warrant exercises	25	—	—
Proceeds from option exercises	750	49	225
Repurchase of common stock	—	(1,500)	—
Net cash provided by (used in) financing activities	51,470	7,219	(2,120)
Effect of exchange rates on cash and cash equivalents	234	(100)	(88)
Net increase in cash and cash equivalents	52,187	4,166	1,372
Cash and cash equivalents—beginning of year	8,578	4,412	3,040
Cash and cash equivalents—end of year	$60,765	$8,578	$4,412
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$495	$369	$217
Taxes, net of (refunds)	$(117)	$124	$93
Supplemental disclosure of non-cash activities
Issuance of common stock in connection with acquisition	$—	$—	$6,851
Issuance of notes payable in connection with acquisition	$—	$—	$5,815
Capitalized assets included in accounts payable and accrued expenses	$104	$63	$190
Deferred offering costs in accounts payable and accrued expenses	$298	$1,175	$—
Stock-based compensation capitalized for software development	$45	$34	$—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Commander and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Sweden, the United Kingdom and China.

Initial Public Offering

On September 21, 2016, the Company completed an initial public offering, or IPO, in which the Company sold 6,250,000 shares of its common stock at the public offering price of $12.00 per share. The Company received net proceeds of $66.1 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company, from sales of its shares in the IPO.  In connection with the closing of the IPO, all shares of Class A common stock then outstanding were converted into 1,164,105 shares of common stock and all shares of convertible preferred stock then outstanding were converted into 8,354,963 shares of common stock, in each case on a one-to-one basis.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s results of operations and those of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America, or U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Recent Accounting Standards

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company expects to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its cash flows.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company's treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The ASU will be effective for the Company in the first quarter of 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard retrospectively in the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively adjusted, which resulted in reductions to other assets of $0.1 million and long-term debt of $0.1 million.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities or funds.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Contingent Consideration Liability

The Company recorded a contingent consideration liability upon the acquisition of Svensk Krisledning AB, or Crisis Commander, on December 30, 2016 (See Note 5). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss. The Company determined the fair value of the contingent consideration using the probability adjusted discounted cash flow method. The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving sales milestones, the period in which these milestones are expected to be achieved, and discount rates. At December 31, 2016, it was determined to be probable that the Company would achieve the sales milestones as included in the Crisis Commander purchase agreement. This resulted in the recognition of an obligation of $0.4 million at December 31, 2016, which is classified under other long term liabilities. There was no change in the fair value of contingent consideration liability during the year ended December 31, 2016.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Significant increases or decreases in the probabilities of achieving the milestones would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the period in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company expects to pay the contingent consideration in March of 2018.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable.

The Company maintains cash and cash equivalent balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. From time to time, balances may exceed amounts insured by the FDIC. The Company has not experienced any losses in such amounts.

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States and the United Kingdom and are generally denominated in U.S. dollars or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2016 and 2015. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited into money market funds. Cash and cash equivalents are stated at cost which approximates fair value.

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Company’s customers, net of an allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. Allowance for doubtful accounts is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance by assessing individual accounts receivable over a specific aging and amount and all other balances are pooled based on historical collection experience. Accounts receivable are written-off on a case by case basis, net of any amounts that may be collected.

Deferred Commissions

The Company capitalizes commission costs earned by sales personnel that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Commissions are earned based on annual billings and are not earned on multi-year contracts until the annual billing is renewed. Deferred commissions are amortized over the commissionable portion of the contract which is subject to clawback should the customer cancel, which generally can only occur if the Company materially fails to perform under the contract. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss. Deferred commissions, net of amortization, are included in other assets in the accompanying consolidated balance sheet.

Deferred Offering Costs

Deferred offering costs consist primarily of direct incremental costs related to the Company’s proposed IPO of its common stock. Upon the completion of the Company’s IPO in September 2016, $3.6 million was offset against the proceeds of the offering.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software, office computers and system software, five years for system hardware and furniture and equipment, and over the shorter of lease term or useful life of the assets for leasehold improvements. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.

Assets held under capital lease are recorded at the net present value of the minimum lease payments of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the shorter of the estimated useful lives of the asset or the period of the related lease for leasehold improvements.

Capitalized Software Development Costs

The Company capitalizes the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the application development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. These costs relate to major new functionality. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally three years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in cost of revenue.

Business Combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the value of the assets acquired and liabilities assumed is recognized as goodwill.

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally, two to seven years, five years, and two to three years, respectively.

Long Lived Assets

The Company evaluates the recoverability of its long lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows, if any.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. However, if the Company concludes otherwise, the Company is required to perform the first step of a two-step impairment test. Alternatively, the Company may elect to proceed directly to the first step of the two-step impairment test and bypass the qualitative assessment. The first step of the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, the carrying amount of the goodwill is compared to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company tests for goodwill impairment annually on November 30.

The Company performed a qualitative goodwill assessment at November 30, 2016 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Based on the foregoing, the Company determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount and therefore that no further impairment testing was required.

Revenue Recognition

The Company derives substantially all of its revenue from contract subscription fees for use of its applications. The Company recognizes revenues in accordance with ASC 605, and accordingly revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured and acceptance criteria, if any, have been met. If any of these criteria are not met, revenue recognition is deferred until such time that all of the criteria are met. The Company’s subscription arrangements do not provide customers with the right to take possession of the software at any time.

Subscription Revenue

Subscription revenue is recognized ratably over the initial subscription period committed by the customer commencing when the customer’s environment has been created in the Company’s hosted environment. The initial subscription period is typically one to three years and the level of service provided each customer varies based on the level of service required by the complexity of a customer’s business. The level of service also specifies the level of usage by the customer in terms of minutes or data used to transmit the notifications. In the event actual usage exceeds the level purchased, overages are invoiced and are recorded as revenue during the service period. The subscription services are noncancelable, although customers have the right to terminate their contracts if the Company materially fails to perform. The Company generally invoices the Company’s customers in advance in annual installments for the subscription fees, including the set-up fees on the first annual invoice.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Other Revenue

The Company recognizes revenue for set-up fees, which historically have not been material to the Company’s financial statements. The Company has concluded that set-up fees do not meet the criteria for separation from the Company’s primary service as they do not have stand-alone value as the Company has historically not sold set-up fees separately. Since set-up fees are charged for substantially all new applications and services, they are recognized ratably over the contractual period, which approximates the life of the application. The Company also sells professional services, which have been immaterial to date.

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of recognizable revenue. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of the Company’s subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization.

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $1.1 million, $0.8 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development

Research and development expenses primarily consist of employee-related costs for research and development staff, including salaries, bonuses, benefits and stock-based compensation and the cost of certain third-party service providers related to the development of the Company’s solutions that do not meet the criteria to be capitalized under ASC Topic 350-40, Internal Use Software.

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, which are issued under the Company’s 2008 and 2016 equity incentive plans, and restricted stock awards, or RSAs, and employee stock purchase plan awards.

Stock-based compensation related to stock options and RSAs is measured at the grant date based on the fair value of the award and is recognized straight-line as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of the stock options and RSAs. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock and the expected forfeiture rate.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The calculation of the Company’s tax liabilities involves dealing with uncertainties of the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate method at the balance sheet date. Income and expenses are translated at the average exchange rates for the period. Foreign currency exchange gain and losses are recorded in other expenses.

Other Comprehensive Income (Loss)

For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock awards and warrants. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(3) Accounts Receivable, Net

Accounts receivable, net, is as follows (in thousands):

	As of December 31,
	2016	2015
Accounts receivable	$18,231	$16,080
Allowance for doubtful accounts	(419)	(381)
Net accounts receivable	$17,812	$15,699

Bad debt expense for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.2 million, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	As of December 31,
	2016	2015
Allowance, at beginning of period	$(381)	$(282)
Charged to bad debt expense	(387)	(366)
Write-offs, net of recoveries	349	267
Allowance, at end of period	$(419)	$(381)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015 (in thousands):

	'Useful life	As of December 31,
	in years	2016	2015
Furniture and equipment	5	$928	$822
System hardware	5	3,320	6,495
Office computers	3	1,777	2,003
Computer and system software	3	1,478	1,341
		7,503	10,661
Less accumulated depreciation and amortization		(4,580)	(7,041)
Property and equipment, net		$2,923	$3,620

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.4 million and $0.7 million, respectively.

(5) Goodwill

Goodwill was $9.7 million and $7.8 million as of December 31, 2016 and 2015, respectively. There were no impairments recorded against goodwill in 2016, 2015 or 2014. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2015 and 2014	$7,839
Crisis Commander acquisition	1,837
Balance at December 31, 2016	$9,676

Acquisition

On December 30, 2016, the Company completed the acquisition of Crisis Commander, a privately held SaaS mobile crisis management company based out of Norsburg, Sweden. The acquisition was consummated pursuant to a purchase agreement for an initial preliminary purchase price of $2.7 million, subject to earn out payments contingent on meeting certain revenue thresholds which are expected to be paid in March 2018.

The excess of purchase consideration over the fair value of net tangible liabilities assumed and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received. Thus, the provisional measurements of fair value have been recorded.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Crisis Commander’s platform with the Company's other solutions. The goodwill balance is not deductible for U.S. income tax purposes.

The assets and results of operations of Crisis Commander were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital leases and accrued liabilities approximate fair value because of the short maturity of these items. The fair value of the Company’s revolving line of credit and term loan approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company’s notes payable approximates carrying value due to the short term nature of the arrangement.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2016 and 2015, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 by level within the fair value hierarchy. There were no financial assets and liabilities that were required to be measured at fair value basis on a non-recurring basis at December 31, 2015. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$57,032	—	—	$57,032
Total financial assets	$57,032	$—	$—	$57,032
Liabilities:
Contingent consideration	—	—	$388	$388
Total financial liabilities	$—	$—	$388	$388

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair value at December 31, 2015	$—
Contingent consideration from acquisition	388
Fair value at December 31, 2016	$388

There were no level 3 financials instruments for the year ended December 31, 2015.

(7) Capitalized Software Development Costs

Capitalized software development costs consisted of the following at December 31, 2016 and 2015 (in thousands):

			As of December 31, 2016
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$30,658	3 years	$(21,866)	$8,792
Total capitalized software development costs	$30,658		$(21,866)	$8,792

			As of December 31, 2015
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$25,119	3 years	$(16,941)	$8,178
Total capitalized software development costs	$25,119		$(16,941)	$8,178

The Company capitalized software development costs of $5.5 million and $4.9 million during the years ended December 31, 2016 and 2015, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The total amortization expense related to capitalized software development costs for the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $3.0 million and $0.8 million, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization, as of December 31, 2016, for each of the next three years is as follows:

Year ending December 31:

(in thousands)
2017	$4,361
2018	2,844
2019	1,587
$8,792

(8) Intangible Assets

Intangible assets consisted of the following finite lived intangible assets at December 31, 2016 and 2015 (in thousands):

			As of December 31, 2016
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,490	3.60	$(878)	$612
Tradenames	883	6.08	(254)	629
Customer relationships	4,779	5.00	(2,080)	2,699
Total intangible assets	$7,152		$(3,212)	$3,940

			As of December 31, 2015
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,211	3.07	$(763)	$448
Tradenames	582	5.55	(223)	359
Customer relationships	4,941	5.00	(1,629)	3,312
Total intangible assets	$6,734		$(2,615)	$4,119

Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.5 million and $1.0 million, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $0.2 million, $0.4 million and $0.2 million for the period ended December 31, 2016, 2015 and 2014, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The expected amortization of the intangible assets, as of December 31, 2016, for each of the next five years and thereafter is as follows:

(in thousands)
2017	$1,392
2018	1,221
2019	772
2020	262
2021	263
Thereafter	30
$3,940

(9) Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(8,572)	$(8,016)	$395
Foreign	(2,738)	(3,370)	(1,107)
Total	$(11,310)	$(11,386)	$(712)

For purposes of the reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 34% tax rate was applied as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax at federal statutory rate	$(3,846)	$(3,871)	$(242)
Increase/(Decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(183)	(103)	9
Nondeductible permanent items	1,012	567	123
Foreign rate differential	662	474	228
State rate change	(13)	(74)	9
Adjustment to deferred taxes	(132)	(525)	(2)
Change in valuation allowance	2,351	2,921	(248)
Uncertain tax positions	83	50	12
Other	42	(1)	22
Total	$(24)	$(562)	$(89)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2016, 2015 and 2014 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, deferred tax state rate adjustment, share-based compensation and other non-deductible permanent items, and the change in valuation allowance. The Company’s China, Sweden and U.K. subsidiaries were subject to 25%, 22% and 20% applicable statutory income tax rates, respectively, for the periods presented.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$—	$(14)	$16
State	31	4	24
Foreign	109	(101)	191
	140	(111)	231
Deferred:
Federal	(1,823)	(2,536)	255
State	(396)	(315)	(1)
Foreign	(296)	(521)	(326)
	(2,515)	(3,372)	(72)
Change in valuation allowance	2,351	2,921	(248)
Total	$(24)	$(562)	$(89)

The net deferred tax assets (liabilities) at December 31, 2016 and 2015 are comprised of the following:

	As of December 31,
	2016	2015
	(in thousands)
Deferred rent	$47	$110
AMT credit	31	50
Accrued expenses	1,091	1,341
Deferred revenue	441	359
Net operating loss carryforward	18,722	15,737
Other assets	423	411
Intangible assets	(2,173)	(1,524)
Property and equipment	(166)	(282)
Other liabilities	(28)	(16)
Valuation allowance	(18,882)	(16,531)
Total non-current deferred income tax liabilities	$(494)	$(345)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The Company elected to retrospectively adopt the accounting standard in the fourth quarter of 2015.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2016 and 2015, a valuation allowance of $18.9 million and $16.5 million, respectively, has been recorded since it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2016, the Company has federal and state net operating loss carryforwards of $46.2 million and $40.5 million, respectively, which expire in varying amounts through 2036. At December 31, 2015, the Company has federal and state net operating loss carryforwards of $39.2 million and $36.6 million, respectively. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize its Net Operating Losses, or NOLs, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

time of the ownership change by the applicable long-term tax exempt rate. The Company has not completed a Section 382 study at this time; however should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

For the period ended December 31, 2016, 2015 and 2014, the Company has recorded income tax expense of $83,000, $50,000 and $12,000 related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2016 and 2015, the Company had accrued $8,000 and $0 in interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various states along with other foreign countries. Due to the presence of net operating loss carryforwards, all of the income tax years remain open for examination by the IRS and various state and foreign taxing authorities. The Company has not been notified that it is under audit by the IRS for any of the tax years currently open. The Company is not currently under audit from any state taxing authorities.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance of unrecognized tax benefits	$167	$117	$105
Additions for current year tax positions	75	50	12
Ending balance (excluding interest and penalties)	242	167	117
Interest and penalties	8	—	—
Total	$250	$167	$117

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. As of December 31, 2016, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2012.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2016, the Company had $0.2 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

(10) Debt

In April 2013, the Company entered into an amendment for a $7.0 million line of credit with Silicon Valley Bank bearing an interest rate of prime plus 1.75% per annum.

In July 2015, the Company paid off its line of credit with Silicon Valley Bank.

Interest cost incurred and charged to expense related to the line of credit with Silicon Valley Bank was $0 and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

In June 2015, the Company entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows the Company to borrow up to $10.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

principal due upon maturity of the credit facility in June 2018. In February 2016, the Company entered into an amendment of its loan and security agreement with Western Alliance Bank to (1) increase the capacity of its revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows the Company to borrow up to $15.0 million for working capital and general business requirements.

As of December 31, 2016 and 2015, $0 and $10.0 million was outstanding under the line of credit, respectively. There was $15.0 million and $0 of unused borrowing availability under the line of credit at December 31, 2016 and 2015, respectively.

In addition to the revolving line of credit, the loan and security agreement also provides for a $5.0 million growth capital term loan.

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

Western Alliance Bank maintains a security interest in substantially all of the Company’s tangible and intangible assets, excluding intellectual property, to secure any outstanding amounts under the loan and security agreement. The loan and security agreement contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The loan and security agreement also includes a financial covenant related to the Company’s recurring revenue renewal rate. During the continuance of an event of default, Western Alliance Bank may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral.

Interest cost incurred and charged to expense related to the term loan and line of credit was $0.5 million and $0.2 million, respectively, for the year ended December 31, 2016 and 2015.

The Company adopted ASU 2015-03 in the first quarter of 2016 and reclassified $48,000 of deferred financing costs, net, resulting in a deduction from the carrying value of the Company’s long term line of credit and term loan, respectively, within its December 31, 2015 consolidated balance sheet.

(11) Notes Payable

In March 2014, the Company issued two seller notes payable in connection with the acquisition of Vocal. The notes had an aggregate principal amount of $2.7 million, scheduled to mature on September 13, 2015 in the amount of $2.1 million and December 31, 2015 in the amount of $0.6 million. Both notes have a stated interest rate of 2.5%. The notes were recorded at their estimated fair value of $2.5 million at the issuance date, and imputed interest will be accreted to non-cash interest expense to the maturity date, using a 5.25% interest rate. At December 31, 2015, the carrying value of the notes was $0.5 million. The former owner of Vocal was retained as an employee of the Company; however, the former owner’s employment ended in 2015. The final note payable was repaid in January 2016.

In December 2014, the Company issued a note payable to the seller in connection with the acquired technology of CareConverge. The note has an aggregate principal amount of $1.5 million, scheduled to mature on December 15, 2015, and has no stated interest rate. The note was recorded at its estimated fair value of $1.4 million at the acquisition date, and imputed interest will be accreted to non-cash interest expense to the maturity date, using a 5.25% interest rate. At December 31, 2015, the carrying value of the note was $1.5 million. The former majority owner of CareConverge was retained as an employee of the Company, however the former owner’s employment ended in 2016. The note was paid in full in January 2016.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Interest cost incurred and charged to expense related to the notes payable was $0 and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

(12) Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Upon the closing of the IPO, all of the Company’s outstanding Series A and Series A-1 preferred stock automatically converted into 8,354,963 shares of common stock on a one-to-one basis.

The rights, preferences, and privileges of the Series A and Series A-1 were as follows:

Dividend Provisions—Holders of the Series A and Series A-1 were entitled to receive, prior and in preference to holders of the Company’s common stock and the Company’s Class A common stock, or Class A, cumulative dividends from the respective dates of issuance that accrue at a rate of 8% per annum payable only if and when declared by the Company’s board of directors or upon the liquidation, sale or change in control of the Company.

At December 31, 2016 and 2015, the amount of undeclared cumulative dividends totaled $0 and $9.6 million, respectively.

Liquidation Preference. If the Company was liquidated, dissolved or wound up, or if all or substantially all of the Company’s assets were acquired or if the Company underwent a change in control, the holders of the Series A and Series A-1 then outstanding would have been entitled to be paid out of the Company’s assets available for distribution, before any payment was made to the holders of common stock or Class A, the greater of (1) an amount in cash equal to the stated value per share of such holders’ preferred stock plus any accrued but unpaid dividends, whether or not declared, through the date of such liquidation, sale or change in control or (2) such amounts as such holders would receive if, immediately prior to such liquidation, sale or change in control, the outstanding Series A, Series A-1, and Class A were converted into the Company’s common stock. If the assets or funds available for distribution to the holders of Series A and Series A-1 were insufficient to pay such holders the full amount to which they are entitled, the holders would share prorata in the assets and funds available for distribution, based upon the aggregate value per share of such holders’ preferred stock plus any unpaid dividends, whether or not declared.

Conversion Rights. Each share of preferred stock was convertible at the option of the holder into common stock at a conversion price per share of $2.25 and $2.49 (each subject to adjustments upon the occurrence of certain dilutive events) for Series A and Series A-1, respectively. Each share of Series A and Series A-1 was convertible into shares of common stock on a one-for-one basis.

Mandatory Conversion Rights. Each share of Series A and Series A-1 would automatically have been converted into shares of common stock at the then effective conversion price for such shares upon the affirmative election of at least a majority of the outstanding shares of preferred stock, or the closing of an underwritten initial public offering with aggregate gross proceeds of at least $35.0 million and a per share price to the public of at least $12.46; provided, that in September 2016, the threshold for automatic conversion of the Company’s preferred stock into shares of the Company’s common stock in connection with an initial public offering was amended to eliminate the price per share threshold and only require that the Company raise at least $35.0 million in gross proceeds.

Voting Rights. Holders of each share of Series A and Series A-1 were entitled to the number of votes equal to the number of shares of common stock into which each such share of Series A and Series A-1 was convertible.

Redemption Rights. The preferred stock was not redeemable.

Class A Common Stock

In connection with the closing of the IPO, all shares of Class A then outstanding were automatically converted into 1,164,105 shares of common stock on a one-to-one basis.

The Class A holders did not have any voting rights.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Class A holders had dividend rights. The Company was not permitted to declare, pay or set aside dividends on shares of common stock unless the holders of Class A received the same dividend per share as the holders of common stock. The Class A holders also had liquidation rights if the Company was liquidated, dissolved or wound up, if all or substantially all of the Company’s assets were acquired or if the Company underwent a change in control. If, upon such an event, the Series A and Series A-1 received their liquidation preference amount, the Class A would have been entitled to receive an amount per share equal to $1.15 (as adjusted for stock splits, combinations and similar events) plus any dividends declared but unpaid on shares of the Class A. If the assets or funds available for distribution to the holders of Class A were insufficient to pay such holders the full amount to which they were entitled, the holders would have shared pro rata in the assets and funds available for distribution, based upon the aggregate value per share of such holders’ Class A, plus any declared and unpaid dividends thereon. If the holders of preferred stock received their liquidation preference on an as-converted to common basis, the Company’s remaining assets, after distribution to the holders of preferred stock, would have been distributed ratably among the holders of common stock and Class A. Each share of Class A was convertible automatically into one share of common stock upon the mandatory conversion of the Series A and Series A-1.

Preferred Stock

As of December 31, 2016, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

At December 31, 2016 and 2015, there are 27,150,674 and 11,106,926 shares of common stock issued and outstanding, respectively.

In January 2015, the Company, pursuant to its repurchase right, repurchased 173,913 shares of its common stock from a former employee, who was also a stockholder and current board member for $1.5 million. The shares of common stock were retired and recorded as a reduction of common stock and additional paid-in-capital.

Warrants

In June 2009, the Company issued a warrant to purchase 10,029 shares of the Company’s Series A-1 preferred stock at an exercise price of $2.49 per share in connection with a preferred stock offering. The warrant expires upon the earlier of (1) 10 years after the issuance date, (2) the closing of an initial public offering; or (3) when a change in control transaction takes place. The Company issued 10,029 shares of Series A-1 preferred stock upon the exercise of this warrant in August 2016.

In June 2009, the Company issued a warrant to purchase 120,355 shares of the Company’s Series A-1 preferred stock at an exercise price of $2.49 per share in connection with a preferred stock offering. The warrant expires upon the earlier of (1) 10 years after the issuance date, (2) five years after the closing of an initial public offering; or (3) when a change in control transaction takes place. The Company issued 100,683 shares of Series A-1 preferred stock upon the “net exercise” of this warrant in September 2016.

No warrants to purchase shares of capital stock of the Company were outstanding as of December 31, 2016.

(13) Stock Plans and Stock-Based Compensation

2008 Plan

In June 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, which permits the granting of stock options to the Company’s’ employees, directors and consultants. The total number of shares authorized for awards of stock options under the 2008 Plan was 1,472,261 shares of common stock. On September 7, 2011, that number was increased to 2,426,087, on May 1, 2012, the number was decreased to 2,269,749 and on July 15, 2015 the number was increased to 3,226,271. Stock option awards are granted with an exercise price equal to the fair

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

market value of the Company’s common stock at the date of grant as determined by the Company’s board of directors. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

In connection with our IPO, our board of directors resolved not to make future grants under our 2008 Plan. The 2008 Plan will continue to govern outstanding awards granted thereunder.

2016 Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the 2008 Plan at the time the 2016 Plan became effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.  As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. As of December 31, 2016, there were 2,005,483 shares available for grant under the 2016 Plan and as of December 31, 2015 there were 232,304 shares available for grant under the 2008 Plan. Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of our common stock as reported on The NASDAQ Global Market. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP became effective on September 15, 2016. A total of 500,000 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017, by the lesser of 200,000 shares of the Company’s common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the year ended December 31, 2016, no shares of common stock were purchased under the 2016 ESPP and 83,790 shares are expected to be purchased at the end of the initial offering period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP.  As of December 31, 2016, total recognized compensation cost was $0.2 million and unrecognized compensation cost related to 2016 ESPP was $0.1 million, which will be amortized over a weighted-average period of 0.25 years. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock Options

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2016, 2015 and 2014, was $14.49, $12.19 and $4.26, respectively. The Company recorded stock-based compensation expense of $3.1 million, $1.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The total intrinsic value of options exercised in 2016, 2015 and 2014 was $1.6 million, $0.5 million and $1.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2016, 2015 and 2014 the total intrinsic value of all outstanding options was $15.9 million, $10.1 million and $5.0 million.

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2016, 2015 and 2014.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following assumptions.

	Year Ended December 31,
	2016	2015	2014
Employee Stock Options:
Fair value of common stock	$14.21 - $18.83	$9.37 - $13.63	$7.02
Expected term (in years)	5.29 - 6.11	5.09 - 6.15	5.89 - 6.13
Expected volatility	60% - 70%	60%	51.7% - 69%
Risk-free interest rate	1.21% - 2.55%	1.41% - 1.94%	1.63% - 2.06%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	—	—
Expected volatility	60%	—	—
Risk-free interest rate	0.45%	—	—
Dividend rate	0%	—	—

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

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $6.6 million and $6.8 million as of December 31, 2016 and 2015, respectively, and is expected to be recognized over a weighted average period of 2.59 years and 1.62 years as of December 31, 2016 and 2015, respectively. The amount of cash received from the exercise of stock options in 2016 and 2015 was $0.8 million and $0.1 million, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

A summary of activities under the 2008 Plan and 2016 Plan is shown as follows for the years ended December 31, 2016 and 2015:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2014	699,662	$2.24
Granted	1,190,317	$12.19
Exercised	(37,559)	$1.32
Forfeited	(30,698)	$7.76
Outstanding at December 31, 2015	1,821,722	$8.68
Granted	292,204	$14.75
Exercised	(163,968)	$4.30
Forfeited	(65,533)	$8.03
Outstanding at December 31, 2016	1,884,425	$10.02

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience and future expectations.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price
1,884,425	7.86	$10.02	809,900	7.13	$6.81

Outstanding as of December 31, 2015	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2015	Remaining contractual life (years)	Weighted average exercise price
1,821,722	8.62	$8.68	472,463	6.88	$1.90

Vested and nonvested stock option activity under the 2008 Plan and 2016 Plan was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2016	809,900	$6.81	1,074,525	$12.44
Outstanding at December 31, 2015	472,463	$1.90	1,349,259	$10.87

The Company classified stock based compensation relating to stock options and RSAs in the following captions in the accompanying consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$180	$150	$82
Sales and marketing	725	315	120
Research and development	348	297	147
General and administrative	1,848	760	27
Total	$3,101	$1,522	$376

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(14) Basic and Diluted Net Loss per Share

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options	1,884,425	1,821,722	699,662
Shares to be issued under ESPP	83,790	—	—
Series A-1 preferred stock warrants	—	130,384	130,384
Convertible preferred stock	—	8,354,963	8,354,963
Total	1,968,215	10,307,069	9,185,009

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Plan, 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2016 is as follows:

Number of Shares
Stock options issued and outstanding	1,884,425
Additional shares available for grant under equity plans	2,505,483
Total	4,389,908

(15) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or CODM, who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple mass notification use cases, all of the Company’s applications operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90%, 86% and 86% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. No other individual country comprised more than 10% of total revenue for the fiscal years ended December 31, 2016, 2015 and 2014. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2016 and 2015, more than 95% of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The Company currently does not contribute to the retirement plan for any of its employees.

(18) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Norsburg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

In December 2016, we entered into a new lease for our executive offices in Burlington, Massachusetts that will increase our future minimum lease payments beginning in June 2017 by $8.0 million over the next five years.

Future minimum lease payments under non-cancelable capital and operating leases in effect at December 31, 2016 are as follows (in thousands):

Operating
2017	$1,828
2018	1,874
2019	1,640
2020	1,661
2021 and thereafter	2,379
Total minimum lease payments	$9,382

Future minimum operating lease payments have been reduced by future minimum sublease income of $0.2 million.

(b) Rent

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.7 million and $0.9 million, respectively.

Rent expense of $44,000, 50,000 and $46,000 for the years ended December 31, 2016, 2015 and 2014, respectively, was paid to the former owner of Vocal who is no longer an employee of the Company.

Deferred rent expense at December 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively, and was recorded in accrued expenses.

(c) Litigation

In the normal course of business, the Company has been subjected to various unasserted claims. The Company does not believe these will have a material adverse impact to the financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(d) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(19) Subsequent Events

On January 27, 2017, the Company acquired IDV Solutions LLC, or IDV, a provider of threat assessment and operational visualization software, for $21.3 million in cash, with additional time and performance-based cash payments that could result in additional payments of $6.2 million. The Company’s acquisition of IDV has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of January 27, 2017.

Exhibit Index

Exhibit Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

4.1(3)	Form of common stock certificate of Everbridge, Inc.

4.2(4)	Third Amended and Restated Investors’ Rights Agreement by and among Everbridge, Inc. and certain of its stockholders, dated September 9, 2011 as amended and as currently in effect.

10.1(5)	Sublease Agreement, dated as of March 30, 2016, by and between Everbridge, Inc. and Jacobs Engineering Group Inc.

10.2(6)	Sublease Agreement, dated as of February 27, 2015, by and between Everbridge, Inc. and Acquia Inc.

10.3+(7)	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.4+(8)	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.5+(9)	2016 Employee Stock Purchase Plan.

10.6+(10)	Non-Employee Director Compensation Plan.

10.7+(11)	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.

10.8+(12)	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Jaime Ellertson.

10.9+(13)	Employment Agreement, dated as of April 13, 2015, by and between Everbridge, Inc. and Kenneth S. Goldman.

10.10+(14)	Employment Agreement, dated as of December 1, 2014, by and between Everbridge, Inc. and Nicholas Hawkins.

10.11+(15)	Employment Agreement, dated as of October 6, 2013, by and between Everbridge, Inc. and Scott Burnett.

10.12+(16)	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Gary Phillips.

10.13+(17)	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.

10.14+(18)	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Yuan Cheng.

10.15+(19)	Employment Agreement, dated as of November 3, 2015, by and between Everbridge, Inc. and Elliot J. Mark.

10.16+(20)	Employment Agreement, dated as of January 26, 2016, by and between Everbridge, Inc. and Joel Rosen.

10.17+*	Employment Agreement, dated as of October 28, 2016, by and between Everbridge, Inc. and Claudia Dent.

10.18(21)	Loan and Security Agreement, dated as of June 30, 2015, by and between Everbridge, Inc. and Western Alliance Bank, as amended.

10.19+(22)	2016 Bonus Plan of Everbridge, Inc.

Exhibit Number	Description

10.20*	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.

21.1*	Subsidiaries of Everbridge, Inc.

23.1*	Consent of KPMG, LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)

Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(4)

Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(5)

Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(6)

Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(7)

Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(8)

Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(9)

Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(10)

Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(11)

Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(12)

Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(13)

Previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(14)

Previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(15)

Previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(16)

Previously filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(17)

Previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(18)

Previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(19)

Previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(20)

Previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(21)

Previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(22)

Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.