Form 10-Q
period 2017-03-31
EVERBRIDGE, INC.
filed 2017-05-15
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, the registrant had 27,862,873 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,679	$60,765
Accounts receivable, net	14,988	17,812
Prepaid expenses	3,083	1,770
Other current assets	2,650	2,536
Total current assets	60,400	82,883
Property and equipment, net	2,687	2,923
Capitalized software development costs, net	8,796	8,792
Goodwill	30,932	9,676
Intangible assets, net	11,023	3,940
Other assets	121	108
Total assets	$113,959	$108,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,630	$2,434
Accrued payroll and employee related liabilities	8,403	7,456
Accrued expenses	2,438	1,957
Deferred revenue	54,496	51,388
Contingent liabilities	5,417	—
Other current liabilities	613	548
Total current liabilities	73,997	63,783
Long-term liabilities:
Deferred revenue, noncurrent	1,382	1,246
Deferred tax liabilities	501	494
Other long term liabilities	54	447
Total liabilities	75,934	65,970
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,235,785 and 27,150,674 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	134,080	132,246
Accumulated deficit	(95,820)	(89,618)
Accumulated other comprehensive loss	(262)	(303)
Total stockholders’ equity	38,025	42,352
Total liabilities and stockholders’ equity	$113,959	$108,322

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$22,844	$17,069
Cost of revenue	7,654	5,475
Gross profit	15,190	11,594
Operating expenses:
Sales and marketing	10,906	8,205
Research and development	5,277	3,180
General and administrative	5,200	3,458
Total operating expenses	21,383	14,843
Operating loss	(6,193)	(3,249)
Other income (expense), net:
Interest income	51	—
Interest expense	(1)	(137)
Other income (expense), net	(32)	6
Total other expense, net	18	(131)
Loss before income taxes	(6,175)	(3,380)
(Provision for) benefit from income taxes	(27)	155
Net loss	$(6,202)	$(3,225)
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.26)
Diluted	$(0.23)	$(0.26)
Weighted-average common shares outstanding:
Basic	27,170,827	12,273,023
Diluted	27,170,827	12,273,023

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(6,202)	$(3,225)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	41	(259)
Total comprehensive loss	$(6,161)	$(3,484)

See the accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2016	27,150,674	$27	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	968	—	—	968
Exercise of stock options	1,321	—	12	—	—	12
Issuance of shares under employee stock purchase plan	83,790	—	854	—	—	854
Other comprehensive income	—	—	—	—	41	41
Net loss	—	—	—	(6,202)	—	(6,202)
Balance at March 31, 2017	27,235,785	$27	$134,080	$(95,820)	$(262)	$38,025

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,202)	$(3,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,933	1,793
Non-cash interest expense on line of credit and term loan	—	5
Provision for doubtful accounts and sales reserve	80	87
Stock-based compensation	955	657
Increase (decrease) in operating assets and liabilities:
Accounts receivable	4,277	1,417
Prepaid expenses	(1,071)	(815)
Other assets	338	(1,202)
Accounts payable	(4)	589
Accrued payroll and employee related liabilities	888	1,264
Accrued expenses	94	2
Deferred revenue	(816)	826
Other liabilities	(13)	(2)
Net cash provided by operating activities	1,459	1,396
Cash flows from investing activities:
Capital expenditures	(223)	(203)
Payments for acquisition of business, net of acquired cash	(21,235)	—
Additions to capitalized software development costs	(1,487)	(1,612)
Net cash used in investing activities	(22,945)	(1,815)
Cash flows from financing activities:
Proceeds from line of credit	—	7,000
Payments on line of credit	—	(7,000)
Principal payments on capital leases	—	(32)
Payments of public offering costs	(298)	(1,099)
Payments on notes payable	—	(2,018)
Proceeds from employee stock purchase plan	854	—
Proceeds from option exercises	12	58
Net cash provided by (used in) financing activities	568	(3,091)
Effect of exchange rates on cash and cash equivalents	(168)	27
Net decrease in cash and cash equivalents	(21,086)	(3,483)
Cash and cash equivalents—beginning of year	60,765	8,578
Cash and cash equivalents—end of year	$39,679	$5,095
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$150
Taxes, net of refunds received	(3)	—
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	195	87
Deferred offering costs in accounts payable and accrued expenses	465	127
Stock-based compensation capitalized for software development	13	14

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides critical event management and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, CareConverge, Crisis Commander and Visual Command Center, automate numerous critical event management and enterprise safety processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Sweden, the United Kingdom and China.

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

As of March 31, 2017, 27,235,785 shares of the Company’s common stock were outstanding.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

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

Assets and liabilities which are subject to judgment and use of estimates include allowances for doubtful accounts, the fair value of assets acquired and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. From time to time, balances may exceed amounts insured by the FDIC. The Company has not experienced any losses in such amounts.

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Swedish kronor or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three months ended March 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2017, $35.6 million of the Company’s cash equivalents were invested in money market funds.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Guidance, Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is modified retrospective. We are still in the process of evaluating the ASU but currently plan to adopt the ASU on January 1, 2019

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2017	December 31, 2016
Accounts receivable	$15,472	$18,231
Allowance for doubtful accounts and sales reserve	(484)	(419)
Net accounts receivable	$14,988	$17,812

Bad debt expense and sales credits reserve were $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$(374)	$(336)
Additions	—	(87)
Write-offs	15	49
Balance, end of period	$(359)	$(374)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$(45)	$(45)
Additions	(80)	—
Write-offs	—	—
Balance, end of period	$(125)	$(45)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

		As of	As of
	Useful life in years	March 31, 2017	December 31, 2016

Furniture and equipment	5	$1,267	$928
System hardware	5	3,320	3,320
Office computers	3	1,938	1,777
Computer and system software	3	1,502	1,478
		8,027	7,503
Less accumulated depreciation and amortization		(5,340)	(4,580)
Property and equipment, net		$2,687	$2,923

Depreciation and amortization expense for property and equipment was $0.8 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of March 31, 2017

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount

Capitalized software development costs	$32,155	3 years	$(23,359)	$8,796
Total capitalized software development costs	$32,155		$(23,359)	$8,796

			As of December 31, 2016
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount

Capitalized software development costs	$30,658	3 years	$(21,866)	$8,792
Total capitalized software development costs	$30,658		$(21,866)	$8,792

The Company capitalized software development costs of $1.5 million and $5.5 million for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

Amortization expense for capitalized software development costs was $1.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2017, for each of the following years is as follows (in thousands):

Amounts
2017 (for the remaining nine months)	$3,242
2018	3,218
2019	1,961
2020	375
$8,796

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital leases and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2017 and year ended December 31, 2016, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$35,582	—	—	$35,582
Total financial assets	$35,582	$—	$—	$35,582
Liabilities:
Contingent consideration	—	—	$5,417	$5,417
Total financial liabilities	$—	$—	$5,417	$5,417

	At December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$57,032	—	—	$57,032
Total financial assets	$57,032	$—	$—	$57,032
Liabilities:
Contingent consideration	—	—	$388	$388
Total financial liabilities	$—	$—	$388	$388

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2016	$388
Foreign currency translation	9
Contingent consideration from IDV acquisition	5,020
Balance at March 31, 2017	$5,417

(7) Goodwill and Intangible Assets

Goodwill was $30.9 million and $9.7 million as of March 31, 2017 and December 31, 2016, respectively. There were no impairments recorded against goodwill during the three months ended March 31, 2017 and for the year ended December 31, 2016. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2016	$9,676
Foreign currency translation	149
IDV acquisition	21,107
Balance at March 31, 2017	$30,932

Intangible assets consisted of the following (in thousands):

			As of March 31, 2017

	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$3,993	3.04	$(1,102)	$2,891
Trade names and patents	2,476	5.30	(339)	$2,137
Customer relationships	8,224	5.00	(2,449)	$5,775
Non-compete arrangement	240	2.00	(20)	$220
Total intangible assets	$14,933		$(3,910)	$11,023

			As of December 31, 2016
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,490	3.60	$(878)	$612
Trade names and patents	883	6.08	(254)	$629
Customer relationships	4,779	5.00	(2,080)	$2,699
Total intangible assets	$7,152		$(3,212)	$3,940

Amortization expense for intangible assets was $0.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

The expected amortization of the intangible assets, as of March 31, 2017, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2017 (for the remaining nine months)	$2,548
2018	3,221
2019	2,560
2020	1,340
2021	1,223
2022 and thereafter	131
$11,023

(8) Business Combinations

The Company accounted for the IDV Solutions LLC, or IDV and Crisis Commander acquisitions using the purchase method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the purchase accounting assessment may result in a change in the valuation of the contingent consideration and intangible assets, which may have a material impact on our results of operations and financial position.

IDV Acquisition

On January 27, 2017, the Company acquired IDV, in exchange for current cash consideration of $21.2 million, net of cash acquired and the fair value of contingent future consideration. At the date of acquisition, $2.5 million was deposited in an escrow account for fifteen months. The escrow fund is available to provide security to the Company to compensate it for losses it may incur as a result of any inaccuracy in the representations or warranties of IDV or the sellers contained in the IDV purchase agreement, any failure to comply with any covenant contained in the IDV purchase agreement or any liabilities or obligations related to the operation of IDV’s business prior to the closing of the acquisition.

In addition, in order to earn any future contingent consideration, IDV is required to meet certain billings thresholds at June 30, 2017 and December 31, 2017. At the date of the acquisition, the Company preliminarily assessed the probabilities of IDV meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $5.0 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan. The Company acquired IDV for its customer base and to complement some of the existing facets of its business with the Company’s existing customers.

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of IDV made by the Company. The purchase price allocations for IDV included in the table below are preliminary. The following table summarizes the aggregate consideration for IDV during the three months ended March 31, 2017 (in thousands):

Assets acquired	IDV
Accounts receivable	1,533
Other assets	242
Property and equipment	174
Trade names	1,590
Acquired technology	2,490
Customer relationships	3,400
Non-compete arrangement	240
Goodwill	21,107
Total assets acquired	$30,776
Liabilities assumed
Accounts payable and accrued expenses	329
Deferred revenue	4,060
Other liabilities	132
Net assets acquired	$26,255
Consideration paid
Cash paid, net of cash acquired	21,235
Contingent consideration	5,020
Total	$26,255

The weighted average useful life of all identified acquired intangible assets is 4.26 years. The weighted average useful lives for acquired technologies, customer relationships, non-compete arrangements and trade names are 3.0 years 5.0 years, 2.0 years and 5.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of two to five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $21.1 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of IDV’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of IDV support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the IDV acquisition is deductible for income tax purposes.

For the three months ended March 31, 2017, the Company incurred transaction costs of $0.1 million in connection with the IDV acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following table reflects the unaudited pro forma consolidated revenue and net loss for the three months ended March 31, 2017 and 2016 as if the acquisition of IDV had taken place on January 1, 2017 and 2016, after giving effect to certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses:

	Revenue	Net loss
Results of acquired business included in our three months ended (in thousands):
From the acquisition date to March 31, 2017	$1,348	$(635)
For the three months ended March 31, 2017 pro forma	$1,885	$(1,389)
For the three months ended March 31, 2016 pro forma	$1,790	$(1,378)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at January 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Crisis Commander Acquisition

On December 30, 2016, the Company completed the acquisition of Crisis Commander, a privately held SaaS mobile crisis management company based in Norsborg, Sweden. The acquisition was consummated pursuant to a purchase agreement for an initial preliminary purchase price of $2.7 million, subject to earn out payments contingent on meeting certain revenue thresholds, which are expected to be paid in March 2018.

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

(9) Stockholders’ Equity

Preferred Stock

As of March 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2017, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At March 31, 2017 and December 31, 2016, there were 27,235,785 and 27,150,674 shares of common stock issued and outstanding, respectively.

(10) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) at the time the 2016 Plan became effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to the Company’s 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the three months ended March 31, 2017, 83,790 shares of common stock were purchased under the 2016 ESPP. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

The Company recorded stock-based compensation expense of $1.0 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2017, the total intrinsic value of all outstanding options was $20.2 million.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended March 31,
	2017	2016
Employee Stock Options:
Fair value per share on grant date	$18.05 - $18.78	$12.31
Expected term (in years)	6.00 - 6.11	6.00 - 6.10
Expected volatility	60%	70%
Risk-free interest rate	1.98% - 2.47%	1.86% - 2.18%
Dividend rate	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	—
Expected volatility	60%	—
Risk-free interest rate	0.45%	—
Dividend rate	0%	—

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

Total unrecognized compensation cost related to nonvested stock options was approximately $8.4 million as of March 31, 2017, and is expected to be recognized over a weighted average period of 2.78 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2016 and the three months ended March 31, 2017:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2015	1,821,722	$8.68
Granted	292,204	14.75
Exercised	(163,968)	4.30
Forfeited	(65,533)	8.03
Outstanding at December 31, 2016	1,884,425	10.02
Granted	229,970	18.51
Exercised	(1,321)	9.21
Forfeited	(6,963)	12.71
Outstanding at March 31, 2017	2,106,111	$10.94

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of March 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of March 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,106,111	7.70	$10.94	934,301	7.06	$7.43

Outstanding as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price
1,884,425	7.86	$10.02	809,900	7.13	$6.81

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2017	934,301	$7.43	1,171,810	$13.73
Outstanding at December 31, 2016	809,900	$6.81	1,074,525	$12.44

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$65	$45
Sales and marketing	277	117
Research and development	146	85
General and administrative	480	424
Total	$968	$671

(11) Basic and Diluted Net Loss per Share

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2017	2016
Stock options	2,106,111	1,822,139
Series A-1 preferred stock warrants	—	130,384
Convertible preferred stock	—	8,354,963
Total	2,106,111	10,307,486

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2017 is as follows:

Number of Shares
Stock options issued and outstanding	2,106,111
Additional shares available for grant under equity plans	3,213,206
Total	5,319,317

(12) Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for US deferred income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions.

For the three months ended March 31, 2017 and 2016, the Company recorded a provision for income taxes of $27,000 and a tax benefit of $0.2 million, respectively, resulting in an effective tax rate of 0.44% and benefit of 4.59%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of March 31, 2017, the Company had gross tax-effected unrecognized tax benefits of $0.3 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(13) Segment information

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

(14) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 91% and 90% of the Company’s revenue was from the United States for the three months ended March 31, 2017 and 2016, respectively. No other individual country comprised more than 10% of total revenue for the three months ended March 31, 2017 and 2016. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of March 31, 2017, more than 95% of the Company’s property and equipment was located in the United States.

(15) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Lansing, Michigan, Norsborg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

In December 2016, the Company entered into a new lease for its executive offices in Burlington, Massachusetts that will increase its future minimum lease payments beginning in June 2017 by $8.0 million over the next five years.

As of March 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2017 (for the remaining 9 months)	$1,544
2018	1,875
2019	1,641
2020	1,661
2021	1,674
2022 and thereafter	705
Total minimum lease payments	$9,100

Future minimum operating lease payments have been reduced by future minimum sublease income of $0.1 million.

(b) Rent

Rent expense was $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2017 and 2016, respectively.

(c) Litigation

In the normal course of business, the Company has been subjected to various unasserted claims. The Company does not believe these will have a material adverse impact to the financial statements.

(d) Credit Facility

The Company has a revolving line of credit agreement with Western Alliance Bank, which provides for a $15.0 million revolving secured credit facility maturing on June 30, 2018. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity. Western Alliance Bank maintains a security interest in substantially all of the Company’s tangible and intangible assets, excluding intellectual property, to secure any outstanding amounts under the loan agreement. The loan agreement contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The loan agreement also includes a financial covenant related to the Company’s recurring revenue renewal rate. During the continuance of an event of default, Western Alliance Bank may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral.

As of March 31, 2017, no amounts had been drawn under the credit facility.

(e) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(16) Subsequent Events

In April 2017, the Company completed a follow-on public offering in which the Company sold 553,825 shares of its common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. In addition, another 3,162,164 shares of the Company’s common stock were sold by selling stockholders of the Company, which included 73,000 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. The Company received aggregate proceeds of $9.9 million, after deducting underwriting discounts and commissions and estimated offering expenses paid and payable by the Company. The Company did not receive any of the net proceeds from the sales by the selling stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 23, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 3,300 customers as of March 31, 2017. As of March 31, 2017, our customers were based in 34 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 24 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of March 31, 2017, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 84% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $22.8 million and $17.1 million for the three months ended March 31, 2017 and 2016, respectively, representing a period-over-period increase of 34%. We had net losses of $6.2 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Our adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(2.3) million and $(0.8) million for the three months ended March 31, 2017 and 2016, respectively.  See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of December 31, 2016 and March 31, 2017, 14% and 14% of our customers, respectively, were located outside of the United States and these customers generated 9% and 10% of our total revenue for the three months ended March 31, 2017 and 2016, respectively.

We have focused on rapidly growing our business and believe that the future growth of our business is dependent on many factors, including our ability to increase the functionality of our platform and applications, expand our customer base, accelerate adoption of our applications beyond Mass Notification within our existing customer base and expand our international presence. Our future growth will also depend on the growth in the market for critical event management and enterprise safety solutions and our ability to effectively compete. In order to further penetrate the market for critical event management and enterprise safety solutions and capitalize on what we believe to be a significant opportunity, we intend to continue to invest in research and development, build-out our data center infrastructure and services capabilities and hire additional sales representatives, both domestically and internationally, to drive sales to new customers and incremental sales of new applications to existing customers. Nevertheless, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

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

In January 2017, we acquired 100% of the membership interest of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.3 million, with additional time and performance-based milestones that could result in additional payments of $6.2 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

In April 2017, we completed our follow on public offering, in which we sold a total of 553,825 shares of our common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase shares at a public offering price of$19.85 per share. In addition, another 3,162,164 shares of our common stock were sold by certain of our stockholders. We received net cash proceeds of $9.9 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us. We did not receive any of the proceeds from the sales by the selling stockholders.

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

Components of Results of Operations

Revenue

We derive substantially all of our revenue from the sale of subscriptions to our critical event management and enterprise safety applications.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$22,844	$17,069
Cost of revenue(1) (2)	7,654	5,475
Gross profit	15,190	11,594
Operating expenses:
Sales and marketing(1)(2)	$10,906	$8,205
Research and development(1) (2)	5,277	3,180
General and administrative(1) (2)	5,200	3,458
Total operating expenses	21,383	14,843
Operating loss	(6,193)	(3,249)
Other expenses, net	18	(131)
Loss before income taxes	(6,175)	(3,380)
(Provision for) benefit from income taxes	(27)	155
Net loss attributable to common stockholders	$(6,202)	$(3,225)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$65	$45
Sales and marketing	277	117
Research and development	146	85
General and administrative	480	424
Total	$968	$671

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$2,267	$1,378
Sales and marketing	72	65
Research and development	46	37
General and administrative	548	313
Total	$2,933	$1,793

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%
Cost of revenue	34%	32%
Gross profit	66%	68%
Operating expenses:
Sales and marketing	48%	48%
Research and development	23%	19%
General and administrative	23%	20%
Total operating expenses	94%	87%
Operating loss	(27)%	(19)%
Other expenses, net	0%	(1)%
Loss before income taxes	(27)%	(20)%
(Provision for) benefit from income taxes	*	1%
Net loss attributable to common stockholders	(27)%	(19)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$22,844	$17,069	$5,775	33.8%

Revenue increased by $5.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was due to a $4.3 million increase in sales of our historical solutions driven by expansion of our customer base from 2,815 customers as of March 31, 2016 to 3,318 as of March 31, 2017, including increased sales to larger organizations with greater numbers of contacts and locations. In addition, $1.5 million of the increase was the result of sales from Crisis Commander and IDV which were purchased in December 2016 and January 2017, respectively.

Cost of Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$7,654	$5,475	$2,179	39.8%
Gross margin %	66%	68%

Cost of revenue increased by $2.2 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to a $0.9 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.9 million increase in employee-related costs associated with our increased headcount from 93 employees as of March 31, 2016 to 116 employees as of March 31, 2017 and a $0.4 million increase in hosting, software and messaging costs.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$10,906	$8,205	$2,701	32.9%
% of revenue	48%	48%

Sales and marketing expense increased by $2.7 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to a $2.4 million increase in employee-related costs associated with our increased headcount from 162 employees as of March 31, 2016 to 199 employees as of March 31, 2017. The remaining increase was principally the result of a $0.2 million increase in advertising costs and a $0.1 million increase in software cost to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$5,277	$3,180	$2,097	65.9%
% of revenue	23%	19%

Research and development expense increased by $2.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to a $1.6 million increase in employee-related costs associated with our increased headcount from 109 employees as of March 31, 2016 to 145 employees as of March 31, 2017. The remaining increase was principally the result of a $0.3 million increase in hosting cost to support research and development activities. A total of $1.6 million of internally developed software costs during the three months ended March 31, 2016 and $1.5 million of internally developed software costs during the three months ended March 31, 2017 were capitalized, resulting in an increase of the expense by $0.1 million in the 2017 period.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$5,200	$3,458	$1,742	50.4%
% of revenue	23%	20%

General and administrative expense increased by $1.7 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to a $0.9 million increase in employee-related costs associated with our increased headcount from 59 employees as of March 31, 2016 to 70 employees as of March 31, 2017. The remaining increase was due to a $0.6 million increase in cost to operate as a public company and a $0.2 million increase in depreciation and amortization.

Other Expense, Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other expense, net	$18	$(131)	$149	(113.7)%
% of revenue	0%	(1)%

Other expense decreased by $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016 as we paid off our debt in September 2016 resulting in a $0.1 million reduction in interest expense related to our line of credit and term loan between the two periods.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Adjusted EBITDA	$(2,324)	$(779)
Adjusted gross margin	$15,996	$12,256
Free cash flow	$(251)	$(419)
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(6,202)	$(3,225)
Interest (income) expense, net	(50)	137
Provision for (benefit from) income taxes	27	(155)
Depreciation and amortization expense	2,933	1,793
Stock-based compensation expense	968	671
Adjusted EBITDA	$(2,324)	$(779)

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross profit	$15,190	$11,594
Amortization of acquired intangibles	741	617
Stock-based compensation expense	65	45
Adjusted gross margin	$15,996	$12,256

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$1,459	$1,396
Capital expenditures	(223)	(203)
Capitalized software development costs	(1,487)	(1,612)
Free cash flow	$(251)	$(419)

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

The following table reconciles our GAAP to non-GAAP numbers for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$7,654	$5,475
Amortization of acquired intangibles	(741)	(617)
Stock-based compensation expense	(65)	(45)
Non-GAAP cost of revenue	6,848	4,813

Gross profit	15,190	11,594
Amortization of acquired intangibles	741	617
Stock-based compensation expense	65	45
Non-GAAP gross profit	15,996	12,256
Non-GAAP gross margin	70.0%	71.8%

Sales and marketing expense	10,906	8,205
Stock-based compensation expense	(277)	(117)
Non-GAAP sales and marketing	10,629	8,088

Research and development expense	5,277	3,180
Stock-based compensation expense	(146)	(85)
Non-GAAP research and development	5,131	3,095

General and administrative expense	5,200	3,458
Amortization of acquired intangibles	(448)	(238)
Stock-based compensation expense	(480)	(424)
Non-GAAP general and administrative	4,272	2,796

Total operating expenses	21,383	14,843
Amortization of acquired intangibles	(448)	(238)
Stock-based compensation expense	(903)	(626)
Non-GAAP total operating expenses	$20,032	$13,979

Operating loss	$(6,193)	$(3,249)
Amortization of acquired intangibles	1,189	855
Stock-based compensation expense	968	671
Non-GAAP operating loss	$(4,036)	$(1,723)

Net loss	$(6,202)	$(3,225)
Amortization of acquired intangibles	1,189	855
Stock-based compensation expense	968	671
Non-GAAP net loss	$(4,045)	$(1,699)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash totaling $39.7 million as of March 31, 2017, which includes the remaining net proceeds from our initial public offering completed in September 2016. We received net proceeds of $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us. The negative working capital balance as of March 31, 2017 was primarily the result of a deferred revenue balance of $54.5 million.

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

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of March 31, 2017, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$60,765	$8,578
Cash provided by operating activities	1,459	1,396
Cash used in investing activities	(22,945)	(1,815)
Cash provided by (used in) financing activities	568	(3,091)
Effects of exchange rates on cash	(168)	27
Cash and cash equivalents at end of period	$39,679	$5,095

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

Operating activities provided $1.5 million in cash in the three months ended March 31, 2017, primarily from $3.7 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $4.0 million of non-cash operating expenses and partially offset by our net loss of $6.2 million. Specifically, we recognized non-cash charges aggregating $2.9 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $1.0 million for stock-based compensation and an increase of $0.1 million for our sales return provision. The change in operating assets and liabilities reflected a $4.3 million decrease in accounts receivable, a $0.3 million decrease in other assets, a $0.9 million increase in accrued employee related expenses due to timing of payments to employees and a $0.1 million increase in accrued expenses. These increases were partially offset by a $1.1million increase in prepaid expenses upfront payments made for prepaid software and insurance, and a $0.8 million decrease in deferred revenue.

Operating activities provided $1.4 million in cash in the three months ended March 31, 2016, primarily from $2.1 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $2.5 million of non-cash operating expenses and partially offset by our net loss of $3.2 million. Specifically, we recognized non-cash charges aggregating $1.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $0.7 million for stock-based compensation expense and $0.1 million for the increase in our accounts receivable provision. The change in operating assets and liabilities reflected a $1.4 million decrease in accounts receivable, a $0.6 million increase in accounts payable due to timing of payments made to vendors, a $1.3 million increase in accrued employee-related expenses due to timing of payments to employees and a $0.8 million increase in deferred revenue. These increases were partially offset by a $0.8 million increase in prepaid expenses as a result of the increase in upfront payments made for prepaid software and a $1.2 million increase in other assets due to the timing of payments made for future services.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisition and property and equipment expenses.

Investing activities used $22.9 million in cash in the three months ended March 31, 2017, primarily from our purchase of IDV for $21.2 million and our investment in software development of $1.5 million and property and equipment of $0.2 million.

Investing activities used $1.8 million in cash in the three months ended March 31, 2016, primarily from our investment in software development of $1.6 million and property and equipment of $0.2 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock upon the exercise of employee stock options and employee stock purchase plan. Cash used in financing activities includes deferred initial public offering costs and payments on capital leases, notes payable and repayments of debt under our credit facilities.

Financing activities provided $0.6 million of cash in the three months ended March 31, 2017, which reflects proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan. This amount was offset by $0.3 million of cost paid in connection with our initial public offering.

Financing activities used $3.1 million in cash in the three months ended March 31, 2016, primarily from payment of $2.0 million on our note payable owed to the former owner of CareConverge and $1.1 million of cost paid in connection with our initial public offering.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report 10-K filed with the SEC on March 23, 3017.

Recently Issued Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We had cash and cash equivalents of $39.7 million as of March 31, 2017, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of March 31, 2017. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of March 31, 2017, the applicable prime rate was 4.00%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Although our credit facility and term loan have variable interest rates, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British pounds and Swedish kronor. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Changes in Internal Control

On January 27, 2017, the Company completed the acquisition of IDV Solutions, LLC, or IDV. See Note 8, "Business Combinations," to the unaudited interim consolidated financial statements included in this Quarterly report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is in the process of integrating IDV and the Company’s internal controls over financial reporting.  As a result of these integration activities, certain controls will be evaluated and may be changed.  Excluding the IDV acquisition, there was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 23, 2017.  During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-2133217), which was declared or became effective on September 16, 2016. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC. Consistent with such prior disclosures, we used $23.5 million in cash to acquire Svensk Krisledning AB and IDV Solutions, LLC.

(c) Issuer Purchase of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

2.1(1)	Membership Interest Purchase Agreement, dated as of January 27, 2017 by and among Everbridge, Inc., IDV Solutions, LLC and the Sellers named therein.

3.1(2)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(3)	Amended and Restated Bylaws of Everbridge, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
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

Company Name

Date: May 15, 2017	By:	/s/ Jaime Ellertson
Jaime Ellertson
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2017	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1(1)	Membership Interest Purchase Agreement, dated as of January 27, 2017 by and among Everbridge, Inc., IDV Solutions, LLC and the Sellers named therein.

3.1(2)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(3)	Amended and Restated Bylaws of Everbridge, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.