Form 10-Q
period 2017-06-30
EVERBRIDGE, INC.
filed 2017-08-14
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, the registrant had 28,095,294 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$32,833	$60,765
Restricted cash	294	—
Short-term investments	12,435	—
Accounts receivable, net	21,876	17,812
Prepaid expenses	3,056	1,770
Other current assets	2,778	2,536
Total current assets	73,272	82,883
Property and equipment, net	2,924	2,923
Capitalized software development costs, net	9,290	8,792
Goodwill	31,052	9,676
Intangible assets, net	10,288	3,940
Other assets	232	108
Total assets	$127,058	$108,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,175	$2,434
Accrued payroll and employee related liabilities	8,015	7,456
Accrued expenses	2,502	1,957
Deferred revenue	58,039	51,388
Contingent liabilities	5,440	—
Other current liabilities	489	548
Total current liabilities	77,660	63,783
Long-term liabilities:
Deferred revenue, noncurrent	1,523	1,246
Deferred tax liabilities	574	494
Other long term liabilities	554	447
Total liabilities	80,311	65,970
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,990,297 and 27,150,674 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	146,153	132,246
Accumulated deficit	(99,257)	(89,618)
Accumulated other comprehensive loss	(177)	(303)
Total stockholders’ equity	46,747	42,352
Total liabilities and stockholders’ equity	$127,058	$108,322

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$25,021	$18,565	$47,865	$35,634
Cost of revenue	7,239	5,676	14,893	11,151
Gross profit	17,782	12,889	32,972	24,483
Operating expenses:
Sales and marketing	11,057	8,849	21,963	17,054
Research and development	5,179	3,463	10,456	6,643
General and administrative	5,065	3,128	10,265	6,586
Total operating expenses	21,301	15,440	42,684	30,283
Operating loss	(3,519)	(2,551)	(9,712)	(5,800)
Other income (expense), net:
Interest and investment income	77	—	128	—
Interest expense	(2)	(174)	(3)	(311)
Other income (expense), net	(6)	(34)	(38)	(28)
Total other income (expense), net	69	(208)	87	(339)
Loss before income taxes	(3,450)	(2,759)	(9,625)	(6,139)
(Provision for) benefit from income taxes	13	(45)	(14)	110
Net loss	$(3,437)	$(2,804)	$(9,639)	$(6,029)
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.23)	$(0.35)	$(0.49)
Diluted	$(0.12)	$(0.23)	$(0.35)	$(0.49)
Weighted-average common shares outstanding:
Basic	27,877,346	12,300,951	27,526,038	12,287,064
Diluted	27,877,346	12,300,951	27,526,038	12,287,064

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(3,437)	$(2,804)	$(9,639)	$(6,029)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	85	(107)	126	(366)
Total comprehensive loss	$(3,352)	$(2,911)	$(9,513)	$(6,395)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2016	27,150,674	$27	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	2,069	—	—	2,069
Issuance of common stock in follow-on offering, net	553,825	1	9,869	—	—	9,870
Exercise of stock options	202,008	—	1,115	—	—	1,115
Issuance of shares under employee stock purchase plan	83,790	—	854	—	—	854
Other comprehensive income	—	—	—	—	126	126
Net loss	—	—	—	(9,639)	—	(9,639)
Balance at June 30, 2017	27,990,297	$28	$146,153	$(99,257)	$(177)	$46,747

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,639)	$(6,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,228	3,701
Loss on disposal of assets	—	74
Deferred income taxes	41	(224)
Non-cash interest expense on line of credit and term loan	—	10
Non-cash investment income	(8)	—
Provision for doubtful accounts and sales reserve	369	87
Stock-based compensation	2,044	1,378
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(2,973)	(1,601)
Prepaid expenses	(1,044)	(756)
Other assets	29	(1,214)
Accounts payable	(430)	(66)
Accrued payroll and employee related liabilities	500	263
Accrued expenses	293	(373)
Deferred revenue	2,868	3,053
Other liabilities	363	6
Net cash used in operating activities	(2,359)	(1,691)
Cash flows from investing activities:
Capital expenditures	(505)	(346)
Proceeds from sale leaseback transaction	395	—
Payments for acquisition of business, net of acquired cash	(21,235)	—
Change in restricted cash	(294)	—
Purchase of short-term investments	(12,427)	—
Additions to capitalized software development costs	(3,044)	(3,040)
Net cash used in investing activities	(37,110)	(3,386)
Cash flows from financing activities:
Proceeds from line of credit	—	9,500
Payments on line of credit	—	(9,000)
Principal payments on capital leases	—	(58)
Proceeds from follow-on offering, net of underwriters discount and commissions	10,444	—
Payments of public offering costs	(729)	(1,101)
Payments on notes payable	—	(2,018)
Proceeds from employee stock purchase plan	854	—
Proceeds from option exercises	1,115	185
Net cash provided by (used in) financing activities	11,684	(2,492)
Effect of exchange rates on cash and cash equivalents	(147)	39
Net decrease in cash and cash equivalents	(27,932)	(7,530)
Cash and cash equivalents—beginning of period	60,765	8,578
Cash and cash equivalents—end of period	$32,833	$1,048
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$315
Taxes, net of refunds received	3	—
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	1,335	107
Deferred offering costs in accounts payable and accrued expenses	143	126
Stock-based compensation capitalized for software development	25	28

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

Initial and Follow-On Public Offering

On September 21, 2016, the Company completed an initial public offering (“IPO”) in which the Company sold 6,250,000 shares of its common stock at the public offering price of $12.00 per share. The Company received net proceeds of $66.1 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company, from sales of its shares in the IPO.

In April 2017, the Company completed a follow-on public offering in which the Company sold 553,825 shares of its common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. In addition, 3,162,164 shares of the Company’s common stock were sold by selling stockholders of the Company, which included 73,000 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. The Company received net proceeds of $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company. The Company did not receive any proceeds from the sales by the selling stockholders.

As of June 30, 2017, 27,990,297 shares of the Company’s common stock were outstanding.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Swedish kronor or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three or six months ended June 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2017, $29.7 million of the Company’s cash equivalents were invested in money market funds.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $12.4 million and none at June 30, 2017 and December 31, 2016, respectively, were classified as held-to-maturity and primarily comprised of U.S. Treasury and U.S. agency securities. All held-to-maturity securities at June 30, 2017 have maturity dates within one year.

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

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2017	December 31, 2016
Accounts receivable	$22,602	$18,231
Allowance for doubtful accounts and sales reserve	(726)	(419)
Net accounts receivable	$21,876	$17,812

Bad debt expense and sales credits reserve were $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and none and $0.1 million for the three and six months ended June 30, 2016, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$(359)	$(374)	$(374)	$(336)
Additions	(289)	—	(289)	(87)
Write-offs	38	—	53	49
Balance, end of period	$(610)	$(374)	$(610)	$(374)

The following table summarizes the changes in the sales reserve (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$(125)	$(45)	$(45)	$(45)
Additions	—	—	(80)	—
Write-offs	9	—	9	—
Balance, end of period	$(116)	$(45)	$(116)	$(45)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of June 30, 2017	As of December 31, 2016
Furniture and equipment	5	$1,653	$928
System hardware	5	3,320	3,320
Office computers	3	2,107	1,777
Computer and system software	3	1,560	1,478
		8,640	7,503
Less accumulated depreciation and amortization		(5,716)	(4,580)
Property and equipment, net		$2,924	$2,923

Depreciation and amortization expense for property and equipment was $0.4 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of June 30, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$33,726	3 years	$(24,436)	$9,290
Total capitalized software development costs	$33,726		$(24,436)	$9,290

			As of December 31, 2016
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$30,658	3 years	$(21,866)	$8,792
Total capitalized software development costs	$30,658		$(21,866)	$8,792

The Company capitalized software development costs of $3.1 million and $5.5 million for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

Amortization expense for capitalized software development costs was $1.1 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2017, for each of the following years is as follows (in thousands):

Amounts
2017 (for the remaining six months)	$2,303
2018	3,867
2019	2,610
2020	510
$9,290

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital leases and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2017 and year ended December 31, 2016, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$29,724	—	—	$29,724
U.S. treasury securities	—	11,276	—	$11,276
U.S. government agency obligations	—	1,159	—	$1,159
Total financial assets	$29,724	$12,435	$—	$42,159
Liabilities:
Contingent consideration	—	—	$5,440	$5,440
Total financial liabilities	$—	$—	$5,440	$5,440

	At December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Money market funds (included in cash and cash equivalents)	$57,032	—	—	$57,032
Total financial assets	$57,032	$—	$—	$57,032
Liabilities:
Contingent consideration	—	—	$388	$388
Total financial liabilities	$—	$—	$388	$388

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2017. No assets or investments were classified as Level 3 as of June 30, 2017. The Company did not have any short-term investments as of December 31, 2016.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2017 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2016	$388
Foreign currency translation	32
Contingent consideration from IDV acquisition	5,020
Balance at June 30, 2017	$5,440

At December 31, 2016, the Company recorded the contingent consideration from the Crisis Commander acquisition under long-term other liabilities.

(7) Goodwill and Intangible Assets

Goodwill was $31.1 million and $9.7 million as of June 30, 2017 and December 31, 2016, respectively. There were no impairments recorded against goodwill during the six months ended June 30, 2017 and for the year ended December 31, 2016. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2016	$9,676
Foreign currency translation	180
IDV acquisition	21,196
Balance at June 30, 2017	$31,052

Intangible assets consisted of the following (in thousands):

			As of June 30, 2017
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,035	2.79	$(1,415)	$2,620
Trade names and patents	2,487	5.05	(462)	2,025
Customer relationships	8,407	2.47	(2,954)	5,453
Non-compete arrangement	240	1.58	(50)	190
Total intangible assets	$15,169		$(4,881)	$10,288

			As of December 31, 2016
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,490	3.60	$(878)	$612
Trade names and patents	883	6.08	(254)	629
Customer relationships	4,779	5.00	(2,080)	2,699
Total intangible assets	$7,152		$(3,212)	$3,940

Amortization expense for intangible assets was $0.9 million and $1.5 million for the three and six months ended June 30, 2017, respectively and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

The expected amortization of the intangible assets, as of June 30, 2017, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2017 (for the remaining six months)	$1,721
2018	3,269
2019	2,582
2020	1,350
2021	1,234
2022 and thereafter	132
$10,288

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

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of IDV made by the Company. The purchase price allocations for IDV included in the table below are preliminary. The following table also summarizes the aggregate consideration for IDV as of June 30, 2017 (in thousands):

Assets acquired	IDV
Accounts receivable	1,462
Other assets	242
Property and equipment	174
Trade names	1,590
Acquired technology	2,490
Customer relationships	3,400
Non-compete arrangement	240
Goodwill	21,196
Total assets acquired	$30,794
Liabilities assumed
Accounts payable and accrued expenses	347
Deferred revenue	4,060
Other liabilities	132
Net assets acquired	$26,255
Consideration paid
Cash paid, net of cash acquired	21,235
Acquisition date fair value of contingent consideration	5,020
Total	$26,255

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

As a result of the acquisition, the Company recorded $21.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of IDV’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of IDV support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the IDV acquisition is deductible for income tax purposes.

For the three and six months ended June 30, 2017, the Company incurred transaction costs of $0.1 million in connection with the IDV acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following tables reflects the unaudited pro forma combined results of operations for the three and six months ended June 30, 2016 and the six months ended June 30, 2017 as if the acquisition of IDV had taken place on January 1, 2016, as well as the results of acquired business included in our unaudited financial information for the three months ended June 30, 2017.  The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses:

	Revenue	Net income (loss)
Results of acquired business included in our three and six months ended (in thousands):
From the acquisition date to June 30, 2017	$3,018	$(1,583)
For the six months ended June 30, 2017 pro forma	$3,555	$(2,337)
For the six months ended June 30, 2016 pro forma	$5,118	$(1,140)
For the three months ended June 30, 2017	$1,670	$(948)
For the three months ended June 30, 2016 pro forma	$3,328	$75

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted earnings per share pro forma	$(0.03)	$0.01	$(0.08)	$(0.09)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at January 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

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

(9) Stockholders’ Equity

Preferred Stock

As of June 30, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2017, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At June 30, 2017 and December 31, 2016, there were 27,990,297 and 27,150,674 shares of common stock issued and outstanding, respectively.

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

As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. The 2008 Plan provided for the grant of stock options to the Company’s employees, directors and consultants.  Stock option awards were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant as determined by the Company’s board of directors. The option awards generally vested over four years and were exercisable any time after vesting. The stock options expire ten years after the date of grant.

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

The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning each March and September of each fiscal year.

On each purchase date, eligible employees will purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s common stock on the offering date or (ii) the fair market value of the Company’s common stock on the purchase date.

For the six months ended June 30, 2017, 83,790 shares of common stock were purchased under the 2016 ESPP. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

The Company recorded stock-based compensation expense of $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively. The Company recorded stock-based compensation expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively.

The total intrinsic value of options exercised for the three and six months ended June 30, 2017 was $3.5 million and $3.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2017, the total intrinsic value of all outstanding options was $24.4 million.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Options:
Fair value per share on grant date	$24.87	$14.66	$18.05 - $24.87	$14.66
Expected term (in years)	6.00	5.29 - 6.10	6.00 - 6.11	5.29 - 6.10
Expected volatility	60%	70%	60%	70%
Risk-free interest rate	1.98%	1.28% - 1.40%	1.98% - 2.47%	1.28% - 1.86%
Dividend rate	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	—	0.50	—
Expected volatility	60%	—	60%	—
Risk-free interest rate	0.45%	—	0.45%	—
Dividend rate	0%	—	0%	—

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

Total unrecognized compensation cost related to nonvested stock options was approximately $8.0 million as of June 30, 2017, and is expected to be recognized over a weighted average period of 2.49 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2016 and the six months ended June 30, 2017:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2015	1,821,722	$8.68
Granted	292,204	14.75
Exercised	(163,968)	4.30
Forfeited	(65,533)	8.03
Outstanding at December 31, 2016	1,884,425	10.02
Granted	284,470	19.73
Exercised	(202,008)	5.55
Forfeited	(10,810)	12.34
Outstanding at June 30, 2017	1,956,077	$11.88

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of June 30, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of June 30, 2017	Remaining contractual life (years)	Weighted average exercise price
1,956,077	7.90	$11.88	835,159	7.04	$8.41

Outstanding as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price
1,884,425	7.86	$10.02	809,900	7.13	$6.81

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2017	835,159	$8.41	1,120,918	$14.47
Outstanding at December 31, 2016	809,900	$6.81	1,074,525	$12.44

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$60	$44	$125	$89
Sales and marketing	282	175	559	292
Research and development	176	91	322	176
General and administrative	583	425	1,063	849
Total	$1,101	$735	$2,069	$1,406

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options	1,956,077	1,953,239	1,956,077	1,953,239
Series A-1 preferred stock warrants	—	130,384	—	130,384
Convertible preferred stock	—	8,354,963	—	8,354,963
Total	1,956,077	10,438,586	1,956,077	10,438,586

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2017 is as follows:

Number of Shares
Stock options issued and outstanding	1,956,077
Additional shares available for grant under equity plans	3,162,553
Total	5,118,630

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

For the three months ended June 30, 2017 and 2016, the Company recorded a tax benefit for income taxes of $13,000 and a provision for income taxes of $45,000, respectively, resulting in an effective tax benefit of 0.38% and effective tax rate of 1.63%, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of $14,000 and a tax benefit of $0.1 million, respectively, resulting in an effective tax rate of 0.15% and benefit of 1.79%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of June 30, 2017, the Company had gross tax-effected unrecognized tax benefits of $0.3 million, of which $0.2 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(14) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90% and 90% of the Company’s revenue was from the United States for the three and six months ended June 30, 2017, respectively. Approximately 90% and 90% of the Company’s revenue was from the United States for the three and six months ended June 30, 2016, respectively. No other individual country comprised more than 10% of total revenue for the three and six months ended June 30, 2017 and 2016. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of June 30, 2017, more than 90% of the Company’s property and equipment was located in the United States.

(15) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Lansing, Michigan, Norsborg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

There were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2016 and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except those disclosed below.

In December 2016, the Company entered into a new lease for its executive offices in Burlington, Massachusetts that began on June 1, 2017 and will account for $7.8 million in minimum lease payments over the next five years.

In June 2017, the Company entered into a new lease for its offices in Beijing, China that will increase its future minimum lease payments beginning in July 2017 by $0.8 million over the next two years.

In June 2017, the Company entered into a new lease for its offices in Maidenhead, United Kingdom that will increase its future minimum lease payments beginning in July 2017 by $0.2 million over the next four years.

As of June 30, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2017 (for the remaining 6 months)	$1,428
2018	2,465
2019	1,908
2020	1,744
2021	1,717
2022 and thereafter	806
Total minimum lease payments	$10,068

Future minimum operating lease payments have been reduced by future minimum sublease income of $0.1 million.

(b) Rent

Rent expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

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

As of June 30, 2017, no amounts had been drawn under the credit facility.

(e) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(16) Subsequent Events

In July 2017, the Company’s board of directors granted options to purchase 659,700 shares of the Company’s common stock to employees at a weighted-average exercise price of $23.60 per share. The stock options vest over periods ranging from two to four years based on continued service by the employee. The estimated total stock-based compensation expense associated with these stock options is $8.9 million and is expected to be recognized over a weighted average period of 3.9 years.

In July 2017, the Company’s board of directors awarded 278,500 restricted stock units to employees. The restricted stock units vest over a period of three years based on continued service by the employee. The estimated total stock-based compensation expense associated with these restricted stock units is $6.6 million and is expected to be recognized over a weighted average period of 3.0 years.

In July 2017, the Company’s board of directors awarded 278,500 performance-based restricted stock units to employees. The performance-based restricted stock units vest based on the Company achieving certain stock price thresholds which range from $35 per share to $55 per share for 30 consecutive trading days. The estimated total stock-based compensation expense associated with these restricted stock units is $7.6 million and is expected to be recognized over a weighted average period of 1.3 years.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 3,400 customers as of June 30, 2017. As of June 30, 2017, our customers were based in 34 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of June 30, 2017, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 84% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $25.0 million and $18.6 million for the three months ended June 30, 2017 and 2016, respectively, representing a period-over-period increase of 35%.We generated revenue of $47.9 million and $35.6 million for the six months ended June 30, 2017 and 2016, respectively, representing a period-over-period increase of 34%. We had net losses of $3.4 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively. We had net losses of $9.6 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively. Our Adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(0.1) million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Our Adjusted EBITDA was $(2.5) million and $(0.7) million for the six months ended June 30, 2017 and 2016, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of June 30, 2017 and December 31, 2016, 14% and 14% of our customers, respectively, were located outside of the United States and these customers generated 10% and 10% of our total revenue for the three months ended June 30, 2017 and 2016, respectively.

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

Recent Developments

In September 2016, we closed our initial public offering, or IPO, in which we sold a total of 6,250,000 shares of our common stock.  We received net cash proceeds of $66.1 million, net of underwriting discounts and commissions and other costs associated with the offering paid by us.

In December 2016, we acquired 100% of the shares of Svensk Krisledning AB, or Crisis Commander. We acquired Crisis Commander for cash consideration of approximately $2.3 million with additional time and performance-based milestones that could result in additional payments of $0.4 million. Crisis Commander is a SaaS mobile crisis management company operating out of Sweden.

In January 2017, we acquired 100% of the membership interest of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.2 million, with additional time and performance-based milestones that could result in additional payments of $6.2 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

In April 2017, we completed our follow on public offering, in which we sold a total of 553,825 shares of our common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase shares at a public offering price of $19.85 per share. In addition, 3,162,164 shares of our common stock were sold by certain of our existing stockholders. We received cash proceeds of $9.9 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us. We did not receive any of the proceeds from the sales by the selling stockholders.

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

Interest and Investment Income

Interest income consists of interest earned on our cash balances held at financial institutions. Investment income consist of interest earned on our short term investments which consist of U.S. treasuries, U.S. government agency obligations and money market funds.

Interest Expense

Interest expense consists of interest on our outstanding debt obligations and interest on our capital leases.

Other Income and Expense, Net

Other expense, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$25,021	$18,565	$47,865	$35,634
Cost of revenue(1) (2)	7,239	5,676	14,893	11,151
Gross profit	17,782	12,889	32,972	24,483
Operating expenses:
Sales and marketing(1)(2)	$11,057	$8,849	$21,963	$17,054
Research and development(1) (2)	5,179	3,463	10,456	6,643
General and administrative(1) (2)	5,065	3,128	10,265	6,586
Total operating expenses	21,301	15,440	42,684	30,283
Operating loss	(3,519)	(2,551)	(9,712)	(5,800)
Other income (expenses), net	69	(208)	87	(339)
Loss before income taxes	(3,450)	(2,759)	(9,625)	(6,139)
(Provision for) benefit from income taxes	13	(45)	(14)	110
Net loss attributable to common stockholders	$(3,437)	$(2,804)	$(9,639)	$(6,029)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$60	$44	$125	$89
Sales and marketing	282	175	559	292
Research and development	176	91	322	176
General and administrative	583	425	1,063	849
Total	$1,101	$735	$2,069	$1,406

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$1,514	$1,604	$3,781	$2,982
Sales and marketing	78	50	150	115
Research and development	46	170	92	207
General and administrative	657	84	1,205	397
Total	$2,295	$1,908	$5,228	$3,701

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	29%	31%	31%	31%
Gross profit	71%	69%	69%	69%
Operating expenses:
Sales and marketing	44%	48%	46%	48%
Research and development	21%	19%	22%	19%
General and administrative	20%	17%	21%	18%
Total operating expenses	85%	83%	89%	85%
Operating loss	(14)%	(14)%	(20)%	(16)%
Other income (expenses), net	*	(1)%	*	(1)%
Loss before income taxes	(14)%	(15)%	(20)%	(17)%
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(14)%	(15)%	(20)%	(17)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$25,021	$18,565	$6,456	34.8%

Revenue increased by $6.5 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was due to a $4.6 million increase in sales of our historical solutions driven by expansion of our customer base from 2,981 customers as of June 30, 2016 to 3,441 as of June 30, 2017, including increased sales to larger organizations with greater numbers of contacts and locations. In addition, $1.9 million of the increase was the result of sales from Crisis Commander and IDV, which were purchased in December 2016 and January 2017, respectively.

Cost of Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$7,239	$5,676	$1,563	27.5%
Gross margin %	71%	69%

Cost of revenue increased by $1.6 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was due to a $0.8 million increase in employee-related costs associated with our increased headcount from 90 employees as of June 30, 2016 to 115 employees as of June 30, 2017. In addition, $0.7 million of the increase was attributed to an increase hosting, software and messaging costs and $0.1 million attributed to an increase in office related expenses to support revenue generating activities.

Gross margin percentage increased due to an decrease in amortization of acquired intangible assets and capitalized software, which was offset by our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$11,057	$8,849	$2,208	25.0%
% of revenue	44%	48%

Sales and marketing expense increased by $2.2 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $1.7 million increase in employee-related costs associated with our increased headcount from 159 employees as of June 30, 2016 to 205 employees as of June 30, 2017. The remaining increase was principally the result of a $0.2 million increase in advertising costs and a $0.3 million increase in software cost and office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$5,179	$3,463	$1,716	49.6%
% of revenue	21%	19%

Research and development expense increased by $1.7 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $1.6 million increase in employee-related costs associated with our increased headcount from 116 employees as of June 30, 2016 to 155 employees as of June 30, 2017. The remaining increase was principally the result of a $0.2 million increase in hosting cost to support research and development activities. A total of $1.4 million of internally developed software costs during the three months ended June 30, 2016 and $1.6 million of internally developed software costs during the three months ended June 30, 2017 were capitalized, resulting in an decrease of the expense by $0.2 million in the 2017 period.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$5,065	$3,128	$1,937	61.9%
% of revenue	20%	17%

General and administrative expense increased by $1.9 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $0.9 million increase in employee-related costs associated with our increased headcount from 60 employees as of June 30, 2016 to 73 employees as of June 30, 2017. The remaining increase was due to a $0.6 million increase in depreciation and amortization attributable to our acquired intangible assets, a $0.5 million increase in cost to operate as a public company offset by a $0.1 million decrease in office related expenses to support the administrative team.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$69	$(208)	$277	(133.2)%
% of revenue	*	(1)%

Other income (expense), net changed by $0.3 million for the three months ended June 30, 2017 compared to the same period in 2016 as we paid off our debt in September 2016 resulting in a $0.2 million reduction in interest expense related to our line of credit and term loan between the two periods. In addition, we earned $0.1 million in interest and investment income as a result of proceeds invested from our public offerings.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$47,865	$35,634	$12,231	34.3%

Revenue increased by $12.2 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was due to an $8.8 million increase in sales of our historical solutions driven by expansion of our customer base from 2,981 customers as of June 30, 2016 to 3,441 as of June 30, 2017, including increased sales to larger organizations with greater numbers of contacts and locations. In addition, $3.4 million of the increase was the result of sales from Crisis Commander and IDV which were purchased in December 2016 and January 2017, respectively.

Cost of Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$14,893	$11,151	$3,742	33.6%
Gross margin %	69%	69%

Cost of revenue increased by $3.7 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $1.7 million increase in employee-related costs associated with our increased headcount from 90 employees as of June 30, 2016 to 115 employees as of June 30, 2017. In addition, $1.0 million of the increase was attributed to an increase hosting, software and messaging costs, $0.8 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.1 million increase in office related expenses to support revenue generating activities.

Gross margin percentage remained constant due to an increase in revenue, primarily offset by an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$21,963	$17,054	$4,909	28.8%
% of revenue	46%	48%

Sales and marketing expense increased by $4.9 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $4.1 million increase in employee-related costs associated with our increased headcount from 159 employees as of June 30, 2016 to 205 employees as of June 30, 2017. The remaining increase was principally the result of a $0.4 million increase in advertising costs and a $0.4 million increase in software cost and office related expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$10,456	$6,643	$3,813	57.4%
% of revenue	22%	19%

Research and development expense increased by $3.8 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $3.2 million increase in employee-related costs associated with our increased headcount from 116 employees as of June 30, 2016 to 155 employees as of June 30, 2017. The remaining increase was principally the result of a $0.5 million increase in hosting and software cost to support research and development activities and a $0.2 million increase in office related expenses to support research and development activities. A total of $3.0 million of internally developed software costs during the six months ended June 30, 2016 and $3.1 million of internally developed software costs during the six months ended June 30, 2017 were capitalized, resulting in an decrease of the expense by $0.1 million in the 2017 period.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$10,265	$6,586	$3,679	55.9%
% of revenue	21%	18%

General and administrative expense increased by $3.7 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to a $1.7 million increase in employee-related costs associated with our increased headcount from 60 employees as of June 30, 2016 to 73 employees as of June 30, 2017. The remaining increase was due to a $0.8 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.9 million increase in cost to operate as a public company and an increase of $0.2 million in office related expenses to support the administrative team.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$87	$(339)	$426	(125.7)%
% of revenue	*	(1)%

Other income (expense) decreased by $0.4 million for the six months ended June 30, 2017 compared to the same period in 2016 as we paid off our debt in September 2016 resulting in a $0.3 million reduction in interest expense related to our line of credit and term loan between the two periods. In addition, we earned $0.1 million in interest and investment income as a result of proceeds invested from our public offerings.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Adjusted EBITDA	$(129)	$58	$(2,453)	$(721)
Adjusted gross margin	$18,133	$13,501	$34,129	$25,757
Free cash flow	$(5,657)	$(4,658)	$(5,908)	$(5,077)
•

Adjusted EBITDA.  Adjusted EBITDA represents our net loss before interest and investment income and interest expense, income tax expense and benefit, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(3,437)	$(2,804)	$(9,639)	$(6,029)
Interest and investment (income) expense, net	(75)	174	(125)	311
Provision for (benefit from) income taxes	(13)	45	14	(110)
Depreciation and amortization expense	2,295	1,908	5,228	3,701
Stock-based compensation expense	1,101	735	2,069	1,406
Adjusted EBITDA	$(129)	$58	$(2,453)	$(721)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross profit	$17,782	$12,889	$32,972	$24,483
Amortization of acquired intangibles	291	568	1,032	1,185
Stock-based compensation expense	60	44	125	89
Adjusted gross margin	$18,133	$13,501	$34,129	$25,757

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net cash used in operating activities	$(3,818)	$(3,087)	$(2,359)	$(1,691)
Capital expenditures	(282)	(143)	(505)	(346)
Capitalized software development costs	(1,557)	(1,428)	(3,044)	(3,040)
Free cash flow	$(5,657)	$(4,658)	$(5,908)	$(5,077)

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

The following table reconciles our GAAP to non-GAAP numbers for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$7,239	$5,676	$14,893	$11,151
Amortization of acquired intangibles	(291)	(568)	(1,032)	(1,185)
Stock-based compensation expense	(60)	(44)	(125)	(89)
Non-GAAP cost of revenue	6,888	5,064	13,736	9,877

Gross profit	17,782	12,889	32,972	24,483
Amortization of acquired intangibles	291	568	1,032	1,185
Stock-based compensation expense	60	44	125	89
Non-GAAP gross profit	18,133	13,501	34,129	25,757
Non-GAAP gross margin	72.5%	72.7%	71.3%	72.3%

Sales and marketing expense	11,057	8,849	21,963	17,054
Stock-based compensation expense	(282)	(175)	(559)	(292)
Non-GAAP sales and marketing	10,775	8,674	21,404	16,762

Research and development expense	5,179	3,463	10,456	6,643
Stock-based compensation expense	(176)	(91)	(322)	(176)
Non-GAAP research and development	5,003	3,372	10,134	6,467

General and administrative expense	5,065	3,128	10,265	6,586
Amortization of acquired intangibles	(554)	(239)	(1,002)	(477)
Stock-based compensation expense	(583)	(425)	(1,063)	(849)
Non-GAAP general and administrative	3,928	2,464	8,200	5,260

Total operating expenses	21,301	15,440	42,684	30,283
Amortization of acquired intangibles	(554)	(239)	(1,002)	(477)
Stock-based compensation expense	(1,041)	(691)	(1,944)	(1,317)
Non-GAAP total operating expenses	$19,706	$14,510	$39,738	$28,489

Operating loss	$(3,519)	$(2,551)	$(9,712)	$(5,800)
Amortization of acquired intangibles	845	807	2,034	1,662
Stock-based compensation expense	1,101	735	2,069	1,406
Non-GAAP operating loss	$(1,573)	$(1,009)	$(5,609)	$(2,732)

Net loss	$(3,437)	$(2,804)	$(9,639)	$(6,029)
Amortization of acquired intangibles	845	807	2,034	1,662
Stock-based compensation expense	1,101	735	2,069	1,406
Non-GAAP net loss	$(1,491)	$(1,262)	$(5,536)	$(2,961)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash totaling $32.8 million as of June 30, 2017, which includes the remaining net proceeds from our initial and follow-on public offerings completed in September 2016 and April 2017, respectively. We received net proceeds of $66.1 million and $9.9 million, after deducting underwriting discounts and offering expenses paid or payable by us from our initial and follow-on public offering, respectively. Our negative working capital balance as of June 30, 2017 was primarily the result of a deferred revenue balance of $58.0 million.

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

Sources of Funds

Initial and Follow-On Public Offerings

On September 21, 2016, we closed our initial public offering in which we issued and sold 6,250,000 shares of common stock at a public offering price of $12.00 per share for net proceeds of approximately $66.1 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

On April 4, 2017, we closed a follow-on public offering in which we issued and sold 553,825 shares of common stock at a public offering price of $19.85 per share for net proceeds of approximately $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us.

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of June 30, 2017, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$60,765	$8,578
Cash used in operating activities	(2,359)	(1,691)
Cash used in investing activities	(37,110)	(3,386)
Cash provided by (used in) financing activities	11,684	(2,492)
Effects of exchange rates on cash	(147)	39
Cash and cash equivalents at end of period	$32,833	$1,048

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

Operating activities used $2.4 million in cash in the six months ended June 30, 2017, primarily from $0.3 million in cash used in operations as a result of changes in operating assets and liabilities, which was increased by $7.6 million of non-cash operating expenses and partially offset by our net loss of $9.6 million. Specifically, we recognized non-cash charges aggregating to $5.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $2.0 million for stock-based compensation and an increase of $0.4 million for our bad debt and sales return provision. The change in operating assets and liabilities reflected a $2.9 million increase in deferred revenue, a $0.3 million increase in accrued expenses, a $0.5 million increase in accrued employee related expenses due to timing of payments to employees and a $0.4 million increase in other liabilities. These increases were partially offset by a $3.0 million increase in accounts receivable, $1.0 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $0.4 million decrease in accounts payable as a result of timing of payments made to vendors.

Operating activities used $1.7 million in cash in the six months ended June 30, 2016, primarily from $0.7 million in cash used in operations as a result of changes in operating assets and liabilities, which was offset by $5.0 million of non-cash operating expenses and partially increased by our net loss of $6.0 million. Specifically, we recognized non-cash charges aggregating to $3.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $1.4 million for stock-based compensation, which was offset by a decrease of $0.2 million in our deferred tax liability balance. The change in operating assets and liabilities reflected a $1.6 million increase in accounts receivables, a $1.2 million increase in other assets due to timing of payments made for deferred initial public offering costs and commissions, a $0.8 million increase in pre-paid expenses and a $0.4 million decrease in accrued expenses. These decreases were partially offset by a $3.1 million increase in deferred revenue and a $0.3 million increase in accrued employee related expenses.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisition and property and equipment expenses.

Investing activities used $37.1 million in cash in the six months ended June 30, 2017, primarily from our purchase of IDV for $21.2 million and our investment in software development of $3.0 million, our purchase of property and equipment of $0.5 million, $0.3 million change in restricted cash and $12.4 million purchase of short-term investments. This was offset by cash provided of $0.4 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease.

Investing activities used $3.4 million in cash in the six months ended June 30, 2016, primarily from our investment in software development of $3.0 million and property and equipment of $0.3 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock as a result of our follow-up offering and upon the exercise of employee stock options and employee stock purchase plan. Cash used in financing activities includes deferred initial public offering costs, costs associated with our follow-on public offering and payments on capital leases, notes payable and repayments of debt under our credit facilities.

Financing activities provided $11.7 million of cash in the six months ended June 30, 2017, which reflects proceeds of $10.4 million from our follow-on public offering, $0.9 million from the issuance of stock under our employee stock purchase plan and proceeds of $1.1 million from the exercise of stock options. This amount was offset by $0.7 million of cost paid in connection with our initial and follow-on public offerings.

Financing activities used $2.5 million of cash in the six months ended June 30, 2016, which reflects payment of $9.0 million on our line of credit, payments of notes payable related to our acquisitions of our HipaaBridge technology from Tapestry Telemed, LLC and Vocal Limited of $2.0 million and $1.1 million and in payments attributed to deferred initial public offering costs, offset by proceeds of $0.2 million from the exercise of stock options and proceeds from our line of credit of $9.5 million.

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

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except as set forth below, as of June 30, 2017, the Company entered into a new lease for its research and development office in Beijing, China that will increase its future minimum lease payments beginning in July 2017 by $0.8 million over the next two years. In addition, in June 2017, the Company entered into a new lease for its sales office in Maidenhead, United Kingdom that will increase its future minimum lease payments beginning in July 2017 by $0.2 million over the next four years.

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

We had cash and cash equivalents of $32.8 million as of June 30, 2017, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of June 30, 2017. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of June 30, 2017, the applicable prime rate was 4.25%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 23, 2017.  During the three months ended June 30, 2017, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

(c) Issuer Purchase of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1+*	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.

10.2+*	Employment Agreement, dated as of June 22, 2017, by and between Everbridge, Inc. and Javier Colado.

10.3+*	2017 Bonus Plan of Everbridge, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
*	Filed herewith.
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

Company Name

Date: August 14, 2017	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: August 14, 2017	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1+*	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.

10.2+*	Employment Agreement, dated as of June 22, 2017, by and between Everbridge, Inc. and Javier Colado.

10.3+*	2017 Bonus Plan of Everbridge, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.