Form 10-Q
period 2017-09-30
EVERBRIDGE, INC.
filed 2017-11-07
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 28,254,691 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$23,628	$60,765
Restricted cash	297	—
Short-term investments	24,029	—
Accounts receivable, net	22,273	17,812
Prepaid expenses	3,564	1,770
Other current assets	2,780	2,536
Total current assets	76,571	82,883
Property and equipment, net	2,844	2,923
Capitalized software development costs, net	9,672	8,792
Goodwill	31,343	9,676
Intangible assets, net	9,499	3,940
Other assets	190	108
Total assets	$130,119	$108,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,223	$2,434
Accrued payroll and employee related liabilities	9,778	7,456
Accrued expenses	2,003	1,957
Deferred revenue	63,040	51,388
Contingent liabilities	1,705	—
Other current liabilities	614	548
Total current liabilities	80,363	63,783
Long-term liabilities:
Deferred revenue, noncurrent	1,455	1,246
Deferred tax liabilities	594	494
Other long term liabilities	533	447
Total liabilities	82,945	65,970
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,203,369 and 27,150,674 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	150,614	132,246
Accumulated deficit	(103,488)	(89,618)
Accumulated other comprehensive income (loss)	20	(303)
Total stockholders’ equity	47,174	42,352
Total liabilities and stockholders’ equity	$130,119	$108,322

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$27,312	$19,932	$75,177	$55,566
Cost of revenue	8,076	6,173	22,969	17,324
Gross profit	19,236	13,759	52,208	38,242
Operating expenses:
Sales and marketing	11,626	8,605	33,589	25,659
Research and development	5,626	3,917	16,082	10,560
General and administrative	6,375	3,666	16,640	10,252
Total operating expenses	23,627	16,188	66,311	46,471
Operating loss	(4,391)	(2,429)	(14,103)	(8,229)
Other income (expense), net:
Interest and investment income	106	—	234	—
Interest expense	(2)	(195)	(5)	(506)
Other income (expense), net	(23)	30	(61)	2
Total other income (expense), net	81	(165)	168	(504)
Loss before income taxes	(4,310)	(2,594)	(13,935)	(8,733)
(Provision for) benefit from income taxes	79	(35)	65	75
Net loss	$(4,231)	$(2,629)	$(13,870)	$(8,658)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.18)	$(0.50)	$(0.66)
Diluted	$(0.15)	$(0.18)	$(0.50)	$(0.66)
Weighted-average common shares outstanding:
Basic	28,100,172	14,772,006	27,719,519	13,124,480
Diluted	28,100,172	14,772,006	27,719,519	13,124,480

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(4,231)	$(2,629)	$(13,870)	$(8,658)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	197	66	323	(300)
Total comprehensive loss	$(4,034)	$(2,563)	$(13,547)	$(8,958)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2016	27,150,674	$27	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	4,872	—	—	4,872
Issuance of common stock in follow-on offering, net	553,825	1	9,869	—	—	9,870
Exercise of stock options	370,084	—	2,087	—	—	2,087
Issuance of shares under employee stock purchase plan	128,786	—	1,540	—	—	1,540
Other comprehensive income	—	—	—	—	323	323
Net loss	—	—	—	(13,870)	—	(13,870)
Balance at September 30, 2017	28,203,369	$28	$150,614	$(103,488)	$20	$47,174

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,870)	$(8,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,646	5,675
Loss on disposal of assets	15	74
Deferred income taxes	62	(224)
Non-cash interest expense on line of credit and term loan	—	67
Non-cash investment income	(74)	—
Provision for doubtful accounts and sales reserve	588	95
Stock-based compensation	4,838	2,127
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(3,591)	(391)
Prepaid expenses	(1,552)	(1,188)
Other assets	(980)	(1,743)
Accounts payable	820	251
Accrued payroll and employee related liabilities	2,263	1,558
Accrued expenses	(54)	305
Deferred revenue	7,801	8,605
Other liabilities	467	(18)
Net cash provided by operating activities	4,379	6,535
Cash flows from investing activities:
Capital expenditures	(1,337)	(739)
Proceeds from sale leaseback transaction	794	—
Payments for acquisition of business, net of acquired cash	(21,235)	—
Change in restricted cash	(294)	—
Purchase of short-term investments	(29,955)	—
Maturities of short-term investments	6,000	—
Additions to capitalized software development costs	(4,586)	(4,294)
Net cash used in investing activities	(50,613)	(5,033)
Cash flows from financing activities:
Proceeds from line of credit	—	9,500
Payments on line of credit	—	(19,500)
Payment on term loan	—	(5,000)
Payments of issuance costs relating to the line of credit and term loan	—	(19)
Principal payments on capital leases	—	(58)
Proceeds from public offering, net of underwriters discount and commissions	10,444	69,750
Payments of public offering costs	(872)	(1,372)
Payments of debt issuance costs	(40)	—
Payment of contingent consideration	(3,750)	—
Payments on notes payable	—	(2,018)
Proceeds from employee stock purchase plan	1,540	—
Proceeds from option exercises	2,087	748
Proceeds from exercise of warrants	—	25
Net cash provided by financing activities	9,409	52,056
Effect of exchange rates on cash and cash equivalents	(312)	160
Net (decrease) increase in cash and cash equivalents	(37,137)	53,718
Cash and cash equivalents—beginning of period	60,765	8,578
Cash and cash equivalents—end of period	$23,628	$62,296
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$488
Taxes, net of refunds received	25	—
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	24	132
Deferred offering costs in accounts payable and accrued expenses	—	885
Debt issuance costs included in accounts payable and accrued expenses	100	—
Stock-based compensation capitalized for software development	34	38

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

In April 2017, the Company completed a follow-on public offering in which the Company sold 553,825 shares of its common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. In addition, 3,162,164 shares of the Company’s common stock were sold by selling stockholders of the Company, which included 73,000 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. The Company received net proceeds of $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The Company did not receive any proceeds from the sales by the selling stockholders.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Swedish kronor or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three or nine months ended September 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2017, $19.5 million of the Company’s cash equivalents were invested in money market funds and U.S. government securities.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $24.0 million and none at September 30, 2017 and December 31, 2016, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. agency securities. All held-to-maturity securities at September 30, 2017 have maturity dates within one year.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Guidance Not Yet Adopted

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or (“ASU”), ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company expects to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is modified retrospective. We are still in the process of evaluating the ASU but currently plan to adopt the ASU on January 1, 2019

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company effective January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

The Company currently anticipates adopting the standard using the modified retrospective method.

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and has not yet determined whether the effect of the revenue portion will be material. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

The Company believes that the new standard will impact the following policies and disclosures:

•	allocation of subscription and support revenue across different platforms and to professional services revenue;
•	required disclosures including information about the transaction price and when the Company expects to recognize revenue; and
•	accounting for deferred sales commissions including costs that qualify for deferral and the amortization period.

The sales commission accounting under the new standard is significantly different than the Company's current commission capitalization policy. The new standard will result in additional types of costs being capitalized. Additionally, all amounts capitalized are expected to be amortized over a period that is longer than the Company's current policy of amortizing the deferred amounts over the specific revenue contract terms. While the Company has not yet finalized its assessment of the impact will have on its financial position and results of operations, the Company believes it will be material.

The Company does not expect the adoption of ASU 2014-09 to have any impact on its operating cash flows.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2017	December 31, 2016
Accounts receivable	$23,192	$18,231
Allowance for doubtful accounts and sales reserve	(919)	(419)
Net accounts receivable	$22,273	$17,812

Bad debt expense and sales credits reserve were $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2016, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$(610)	$(377)	$(374)	$(336)
Additions	(195)	(8)	(484)	(95)
Write-offs	11	33	64	79
Balance, end of period	$(794)	$(352)	$(794)	$(352)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$(116)	$(45)	$(45)	$(45)
Additions	(24)	—	(104)	—
Write-offs	15	—	24	—
Balance, end of period	$(125)	$(45)	$(125)	$(45)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of September 30, 2017	As of December 31, 2016
Furniture and equipment	5	$1,794	$928
System hardware	5	1,623	3,320
Office computers	3	2,285	1,777
Computer and system software	3	1,186	1,478
		6,888	7,503
Less accumulated depreciation and amortization		(4,044)	(4,580)
Property and equipment, net		$2,844	$2,923

Depreciation and amortization expense for property and equipment was $0.4 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of September 30, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$35,278	3 years	$(25,606)	$9,672
Total capitalized software development costs	$35,278		$(25,606)	$9,672

			As of December 31, 2016
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$30,658	3 years	$(21,866)	$8,792
Total capitalized software development costs	$30,658		$(21,866)	$8,792

The Company capitalized software development costs of $4.6 million and $5.5 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Amortization expense for capitalized software development costs was $1.2 million and $3.7 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2017, for each of the following years is as follows (in thousands):

Amounts
2017 (for the remaining three months)	$1,475
2018	4,384
2019	3,127
2020	686
$9,672

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital leases and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2017 and year ended December 31, 2016, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$9,957	—	—	$9,957
U.S. treasury securities	—	2,498		2,498
U.S. government and agency securities	—	6,999	—	6,999
Short-term investments
U.S. treasury securities	—	7,289	—	7,289
U.S. government and agency securities	—	16,740	—	16,740
Total financial assets	$9,957	$33,526	$—	$43,483
Liabilities:
Contingent consideration	—	—	$1,705	$1,705
Total financial liabilities	$—	$—	$1,705	$1,705

	As of December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents
Money market funds	$57,032	—	—	$57,032
Total financial assets	$57,032	$—	$—	$57,032
Liabilities:
Contingent consideration	—	—	$388	$388
Total financial liabilities	$—	$—	$388	$388

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended September 30, 2017. No assets or investments were classified as Level 3 as of September 30, 2017. The Company did not have any short-term investments as of December 31, 2016.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2017 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2016	$388
Foreign currency translation	47
Contingent consideration from IDV acquisition	5,020
Payments made during the year	(3,750)
Balance at September 30, 2017	$1,705

At December 31, 2016, the Company recorded the contingent consideration from the Crisis Commander acquisition under long-term other liabilities.

(7) Goodwill and Intangible Assets

Goodwill was $31.3 million and $9.7 million as of September 30, 2017 and December 31, 2016, respectively. There were no impairments recorded against goodwill during the nine months ended September 30, 2017 and for the year ended December 31, 2016. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2016	$9,676
Foreign currency translation	471
IDV acquisition	21,196
Balance at September 30, 2017	$31,343

Intangible assets consisted of the following (in thousands):

			As of September 30, 2017
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.1	$(1,724)	$2,341
Trade names and patents	2,495	5.1	(584)	1,911
Customer relationships	8,537	5.0	(3,450)	5,087
Non-compete arrangement	240	2.0	(80)	160
Total intangible assets	$15,337		$(5,838)	$9,499

			As of December 31, 2016
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,490	3.60	$(878)	$612
Trade names and patents	883	6.08	(254)	629
Customer relationships	4,779	5.00	(2,080)	2,699
Total intangible assets	$7,152		$(3,212)	$3,940

Amortization expense for intangible assets was $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively and $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

The expected amortization of the intangible assets, as of September 30, 2017, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2017 (for the remaining three months)	$932
2018	3,269
2019	2,582
2020	1,350
2021	1,234
2022 and thereafter	132
$9,499

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

In addition, in order to earn any future contingent consideration, IDV is required to meet certain billings thresholds at June 30, 2017 and December 31, 2017. At the date of the acquisition, the Company preliminarily assessed the probabilities of IDV meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $5.0 million. Based on sales and billings thresholds met as of June 30, 2017, the Company paid $3.8 million of the contingent consideration as of September 30, 2017. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan. The Company acquired IDV for its customer base and to complement some of the existing facets of its business with the Company’s existing customers.

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of IDV made by the Company. The purchase price allocations for IDV included in the table below are preliminary. The following table also summarizes the aggregate consideration for IDV as of September 30, 2017 (in thousands):

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

For the three and nine months ended September 30, 2017, the Company incurred transaction costs of none and $0.1 million, respectively in connection with the IDV acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 as if the acquisition of IDV had taken place on January 1, 2016, as well as the results of acquired business included in our unaudited financial information for the three months ended September 30, 2017.  The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses:

	Revenue	Net income (loss)
Results of acquired business included in our three and nine months ended (in thousands):
From the acquisition date to September 30, 2017	$4,900	$(2,274)
For the nine months ended September 30, 2017 pro forma	$5,437	$(2,419)
For the nine months ended September 30, 2016 pro forma	$7,713	$(1,189)
For the three months ended September 30, 2017	$1,882	$(691)
For the three months ended September 30, 2016 pro forma	$2,595	$(48)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted earnings per share pro forma	$(0.02)	$(0.00)	$(0.09)	$(0.09)

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

(9) Stockholders’ Equity

Preferred Stock

As of September 30, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2017, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At September 30, 2017 and December 31, 2016, there were 28,203,369 and 27,150,674 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2017, 128,786 shares of common stock were purchased under the 2016 ESPP. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

The Company recorded stock-based compensation expense of $2.8 million and $4.9 million for the three and nine months ended September 30, 2017, respectively. The Company recorded stock-based compensation expense of $0.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively.

The total intrinsic value of options exercised for the three and nine months ended September 30, 2017 was $2.9 million and $6.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2017, the total intrinsic value of all outstanding options was $26.7 million.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee Stock Options:
Fair value per share on grant date	$23.17 - $23.60	$8.94 - $9.02	$18.05 - $24.87	$8.51 - $9.02
Expected term (in years)	6.00	5.99 - 6.11	6.00 - 6.11	5.29 - 6.11
Expected volatility	60%	70%	60%	70%
Risk-free interest rate	1.82% - 1.93%	1.21% - 1.25%	1.82% - 2.47%	1.21% - 1.86%
Dividend rate	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	—	0.50	—
Expected volatility	60%	—	60%	—
Risk-free interest rate	1.18%	—	0.45% - 1.18%	—
Dividend rate	0%	—	0%	—

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

Total unrecognized compensation cost related to nonvested stock options was approximately $15.3 million as of September 30, 2017, and is expected to be recognized over a weighted average period of 3.12 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2016 and the nine months ended September 30, 2017:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2015	1,821,722	$8.68
Granted	292,204	14.75
Exercised	(163,968)	4.30
Forfeited	(65,533)	8.03
Outstanding at December 31, 2016	1,884,425	10.02
Granted	997,244	22.47
Exercised	(370,084)	5.64
Forfeited	(42,032)	15.50
Outstanding at September 30, 2017	2,469,553	$15.61

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of September 30, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of September 30, 2017	Remaining contractual life (years)	Weighted average exercise price
2,469,553	8.36	$15.61	768,956	7.03	$9.45

Outstanding as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price
1,884,425	7.86	$10.02	809,900	7.13	$6.81

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2017	768,956	$9.45	1,700,597	$18.40
Outstanding at December 31, 2016	809,900	$6.81	1,074,525	$12.44

Restricted Stock Units

In August 2017, we granted 286,000 restricted stock units to members of our senior management pursuant to the 2016 Plan. We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant. During the three months ended September 30, 2017 and 2016 we recorded $0.4 million and none, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date. During the nine months ended September 30, 2017 and 2016 we recorded $0.4 million and none, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date. There were no restricted stock units which vested during the three and nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $6.3 million of unrecognized compensation expense related to unvested employee restricted stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.8 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Market-Based Restricted Stock Units

In August 2017, we granted 286,000 market-based restricted stock units to members of our senior management pursuant to the 2016 Plan. The restricted stock units vest based on the Company achieving certain stock price thresholds which range from $35 per share to $55 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of our common stock on the date of issuance of the market-based restricted stock unit was $23.60 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26%, dividend yield of zero, expected term of 10 years and volatility of 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and nine months ended September 30, 2017, we recognized $1.0 million, respectively, of stock compensation expense in connection with these awards, which is included in general and administrative expenses.

As of September 30, 2017, there was $6.8 million of unrecognized compensation expense related to unvested market based awards which is expected to be recognized over a weighted-average period of approximately 1.1 years. We recognize compensation cost on a straight-line basis over the service period for the entire award.

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$141	$46	$266	$135
Sales and marketing	691	211	1,250	503
Research and development	416	87	738	263
General and administrative	1,555	415	2,618	1,264
Total	$2,803	$759	$4,872	$2,165

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	2,469,553	1,846,853	2,469,553	1,846,853
Non-vested market-based restricted stock units	286,000	—	286,000	—
Non-vested restricted stock units	286,000	—	286,000	—
Total	3,041,553	1,846,853	3,041,553	1,846,853

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2017 is as follows:

Number of Shares
Stock options issued and outstanding	2,469,553
Additional shares available for grant under equity plans	2,436,005
Total	4,905,558

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

For the three months ended September 30, 2017 and 2016, the Company recorded a tax benefit for income taxes of $79,000 and a provision for income taxes of $35,000, respectively, resulting in an effective tax benefit of 1.83% and effective tax rate of 1.35%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded a tax benefit of $65,000 and a tax benefit of $75,000, respectively, resulting in an effective tax benefit of 0.47% and benefit of 0.86%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of September 30, 2017, the Company had gross tax-effected unrecognized tax benefits of $0.3 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(14) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90% and 90% of the Company’s revenue was from the United States for the three and nine months ended September 30, 2017, respectively. Approximately 90% and 89% of the Company’s revenue was from the United States for the three and nine months ended September 30, 2016, respectively. No other individual country comprised more than 10% of total revenue for the three and nine months ended September 30, 2017 and 2016. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of September 30, 2017, more than 88% of the Company’s property and equipment was located in the United States.

(15) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Lansing, Michigan, Orlando, Florida, Norsborg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

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

In January 2017, as a result of the acquisition of IDV, the Company inherited leases for IDV’s executive offices in Lansing, Michigan and sales office in Orlando, Florida which will expire over the next seven years and will account for $1.4 million in minimum lease payments.

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

As of September 30, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2017 (for the remaining three months)	$761
2018	2,659
2019	2,106
2020	1,938
2021	1,892
2022 and thereafter	1,354
Total minimum lease payments	$10,710

(b) Rent

Rent expense was $0.8 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, no amounts had been drawn under the credit facility.

(e) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(16) Subsequent Events

The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the notes thereto.

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running faster. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 1.5 billion communications in 2016. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,500 customers as of September 30, 2017. As of September 30, 2017, our customers were based in 38 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of September 30, 2017, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 86% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $27.3 million and $19.9 million for the three months ended September 30, 2017 and 2016, respectively, representing a period-over-period increase of 37%. We generated revenue of $75.2 million and $55.6 million for the nine months ended September 30, 2017 and 2016, respectively, representing a period-over-period increase of 35%. We had net losses of $4.2 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively. We had net losses of $13.9 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. Our Adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $0.8 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Our Adjusted EBITDA was $(1.6) million and $(0.4) million for the nine months ended September 30, 2017 and 2016, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of September 30, 2017 and December 31, 2016, 15% and 14% of our customers, respectively, were located outside of the United States and these customers generated 10% and 10% of our total revenue for the three months ended September 30, 2017 and 2016, respectively.

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

In January 2017, we acquired 100% of the membership interests of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.2 million, with additional time and performance-based milestones that could result in additional payments of $6.2 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$27,312	$19,932	$75,177	$55,566
Cost of revenue(1) (2)	8,076	6,173	22,969	17,324
Gross profit	19,236	13,759	52,208	38,242
Operating expenses:
Sales and marketing(1)(2)	$11,626	$8,605	$33,589	$25,659
Research and development(1) (2)	5,626	3,917	16,082	10,560
General and administrative(1) (2)	6,375	3,666	16,640	10,252
Total operating expenses	23,627	16,188	66,311	46,471
Operating loss	(4,391)	(2,429)	(14,103)	(8,229)
Other income (expenses), net	81	(165)	168	(504)
Loss before income taxes	(4,310)	(2,594)	(13,935)	(8,733)
(Provision for) benefit from income taxes	79	(35)	65	75
Net loss attributable to common stockholders	$(4,231)	$(2,629)	$(13,870)	$(8,658)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$141	$46	$266	$135
Sales and marketing	691	211	1,250	503
Research and development	416	87	738	263
General and administrative	1,555	415	2,618	1,264
Total	$2,803	$759	$4,872	$2,165

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$1,591	$1,470	$5,372	$4,452
Sales and marketing	78	43	228	158
Research and development	56	18	148	225
General and administrative	693	443	1,898	840
Total	$2,418	$1,974	$7,646	$5,675

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	30%	31%	31%	31%
Gross profit	70%	69%	69%	69%
Operating expenses:
Sales and marketing	43%	43%	45%	46%
Research and development	21%	20%	21%	19%
General and administrative	23%	18%	22%	18%
Total operating expenses	87%	81%	88%	84%
Operating loss	(16)%	(12)%	(19)%	(15)%
Other income (expenses), net	*	(1)%	*	(1)%
Loss before income taxes	(16)%	(13)%	(19)%	(16)%
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(16)%	(13)%	(19)%	(16)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$27,312	$19,932	$7,380	37.0%

Revenue increased by $7.4 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was due to a $5.0 million increase in sales of our historical solutions driven by expansion of our customer base from 3,076 customers as of September 30, 2016 to 3,560 as of September 30, 2017, including increased sales to larger organizations with greater numbers of contacts and locations. In addition, $2.4 million of the increase was the result of revenue from Crisis Commander and IDV, which were acquired in December 2016 and January 2017, respectively.

Cost of Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$8,076	$6,173	$1,903	30.8%
Gross margin %	70%	69%

Cost of revenue increased by $1.9 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was due to a $0.9 million increase in employee-related costs associated with our increased headcount from 95 employees as of September 30, 2016 to 121 employees as of September 30, 2017. In addition, $0.8 million of the increase was attributed to an increase in hosting, software and messaging costs and $0.2 million attributed to an increase in office related expenses to support revenue generating activities.

Gross margin percentage increased due to a decrease in amortization of acquired intangible assets and capitalized software, which was offset by our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$11,626	$8,605	$3,021	35.1%
% of revenue	43%	43%

Sales and marketing expense increased by $3.0 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $2.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 165 employees as of September 30, 2016 to 206 employees as of September 30, 2017. The remaining increase was principally the result of a $0.5 million increase in costs related to outside sales representatives and consultants and a $0.3 million increase in software costs and office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$5,626	$3,917	$1,709	43.6%
% of revenue	21%	20%

Research and development expense increased by $1.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $1.7 million increase in stock compensation and employee-related costs associated with our increased headcount from 116 employees as of September 30, 2016 to 153 employees as of September 30, 2017. The remaining increase was principally the result of a $0.1 million increase in hosting cost to support research and development activities and a $0.2 million increase in office related expenses. A total of $1.2 million of internally developed software costs during the three months ended September 30, 2016 and $1.5 million of internally developed software costs during the three months ended September 30, 2017 were capitalized, resulting in a decrease of the expense by $0.3 million in the 2017 period.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$6,375	$3,666	$2,709	73.9%
% of revenue	23%	18%

General and administrative expense increased by $2.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $2.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 60 employees as of September 30, 2016 to 73 employees as of September 30, 2017. The remaining increase was due to a $0.2 million increase in depreciation and amortization attributable to our acquired intangible assets and a $0.4 million increase in office related expenses to support the administrative team.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$81	$(165)	$246	(149.1)%
% of revenue	*	(1)%

Other income (expense), net changed by $0.2 million for the three months ended September 30, 2017 compared to the same period in 2016 as we paid off our debt in September 2016 resulting in a $0.2 million reduction in interest expense related to our line of credit and term loan between the two periods. In addition, we earned $0.1 million in interest and investment income as a result of proceeds invested from our public offerings.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$75,177	$55,566	$19,611	35.3%

Revenue increased by $19.6 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was due to a $13.8 million increase in sales of our historical solutions driven by expansion of our customer base from 3,076 customers as of September 30, 2016 to 3,560 as of September 30, 2017, including increased sales to larger organizations with greater numbers of contacts and locations. In addition, $5.8 million of the increase was the result of revenue from Crisis Commander and IDV which were acquired in December 2016 and January 2017, respectively.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$22,969	$17,324	$5,645	32.6%
Gross margin %	69%	69%

Cost of revenue increased by $5.6 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $2.6 million increase in employee-related costs associated with our increased headcount from 95 employees as of September 30, 2016 to 121 employees as of September 30, 2017. In addition, $1.8 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.9 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.2 million increase in office related expenses to support revenue generating activities.

Gross margin percentage remained constant due to an increase in revenue, primarily offset by an increase in amortization of acquired intangible assets and capitalized software, as well as our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$33,589	$25,659	$7,930	30.9%
% of revenue	45%	46%

Sales and marketing expense increased by $7.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $6.3 million increase in stock compensation and employee-related costs associated with our increased headcount from 165 employees as of September 30, 2016 to 206 employees as of September 30, 2017. The remaining increase was principally the result of a $0.4 million increase in advertising costs, a $0.5 million increase in outside sales representatives and consultants, a $0.2 million increase in software cost and a $0.5 million increase in office related expenses to support the sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$16,082	$10,560	$5,522	52.3%
% of revenue	21%	19%

Research and development expense increased by $5.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $5.0 million increase in stock compensation and employee-related costs associated with our increased headcount from 116 employees as of September 30, 2016 to 153 employees as of September 30, 2017. The remaining increase was principally the result of a $0.6 million increase in hosting and software cost to support research and development activities and a $0.3 million increase in office related expenses to support research and development activities. A total of $4.3 million of internally developed software costs during the nine months ended September 30, 2016 and $4.7 million of internally developed software costs during the nine months ended September 30, 2017 were capitalized, resulting in a decrease of the expense by $0.4 million in the 2017 period.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$16,640	$10,252	$6,388	62.3%
% of revenue	22%	18%

General and administrative expense increased by $6.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $3.9 million increase in stock compensation and employee-related costs associated with our increased headcount from 60 employees as of September 30, 2016 to 73 employees as of September 30, 2017. The remaining increase was due to a $1.0 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.8 million increase in cost to operate as a public company and an increase of $0.7 million in office related expenses to support the administrative team.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$168	$(504)	$672	(133.3)%
% of revenue	*	(1)%

Other income (expense) decreased by $0.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 as we paid off our debt in September 2016 resulting in a $0.5 million reduction in interest expense related to our line of credit and term loan between the two periods. In addition, we earned $0.2 million in interest and investment income as a result of proceeds invested from our public offerings.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Adjusted EBITDA	$807	$334	$(1,646)	$(387)
Adjusted gross margin	$19,670	$14,371	$53,799	$40,128
Free cash flow	$4,364	$6,579	$(1,544)	$1,502
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(4,231)	$(2,629)	$(13,870)	$(8,658)
Interest and investment (income) expense, net	(104)	195	(229)	506
Provision for (benefit from) income taxes	(79)	35	(65)	(75)
Depreciation and amortization expense	2,418	1,974	7,646	5,675
Stock-based compensation expense	2,803	759	4,872	2,165
Adjusted EBITDA	$807	$334	$(1,646)	$(387)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross profit	$19,236	$13,759	$52,208	$38,242
Amortization of acquired intangibles	293	566	1,325	1,751
Stock-based compensation expense	141	46	266	135
Adjusted gross margin	$19,670	$14,371	$53,799	$40,128

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net cash provided by operating activities	$6,738	$8,226	$4,379	$6,535
Capital expenditures	(832)	(393)	(1,337)	(739)
Capitalized software development costs	(1,542)	(1,254)	(4,586)	(4,294)
Free cash flow	$4,364	$6,579	$(1,544)	$1,502

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

The following table reconciles our GAAP to non-GAAP numbers for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$8,076	$6,173	$22,969	$17,324
Amortization of acquired intangibles	(293)	(566)	(1,325)	(1,751)
Stock-based compensation expense	(141)	(46)	(266)	(135)
Non-GAAP cost of revenue	7,642	5,561	21,378	15,438

Gross profit	19,236	13,759	52,208	38,242
Amortization of acquired intangibles	293	566	1,325	1,751
Stock-based compensation expense	141	46	266	135
Non-GAAP gross profit	19,670	14,371	53,799	40,128
Non-GAAP gross margin	72.0%	72.1%	71.6%	72.2%

Sales and marketing expense	11,626	8,605	33,589	25,659
Stock-based compensation expense	(691)	(211)	(1,250)	(503)
Non-GAAP sales and marketing	10,935	8,394	32,339	25,156

Research and development expense	5,626	3,917	16,082	10,560
Stock-based compensation expense	(416)	(87)	(738)	(263)
Non-GAAP research and development	5,210	3,830	15,344	10,297

General and administrative expense	6,375	3,666	16,640	10,252
Amortization of acquired intangibles	(560)	(224)	(1,562)	(701)
Stock-based compensation expense	(1,555)	(415)	(2,618)	(1,264)
Non-GAAP general and administrative	4,260	3,027	12,460	8,287

Total operating expenses	23,627	16,188	66,311	46,471
Amortization of acquired intangibles	(560)	(224)	(1,562)	(701)
Stock-based compensation expense	(2,662)	(713)	(4,606)	(2,030)
Non-GAAP total operating expenses	$20,405	$15,251	$60,143	$43,740

Operating loss	$(4,391)	$(2,429)	$(14,103)	$(8,229)
Amortization of acquired intangibles	853	790	2,887	2,452
Stock-based compensation expense	2,803	759	4,872	2,165
Non-GAAP operating loss	$(735)	$(880)	$(6,344)	$(3,612)

Net loss	$(4,231)	$(2,629)	$(13,870)	$(8,658)
Amortization of acquired intangibles	853	790	2,887	2,452
Stock-based compensation expense	2,803	759	4,872	2,165
Non-GAAP net loss	$(575)	$(1,080)	$(6,111)	$(4,041)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents and investments totaling $47.7 million as of September 30, 2017, which includes the remaining net proceeds from our initial and follow-on public offerings completed in September 2016 and April 2017, respectively. We received net proceeds of $66.1 million and $9.9 million, after deducting underwriting discounts and offering expenses paid or payable by us from our initial and follow-on public offering, respectively. Our negative working capital balance as of September 30, 2017 was primarily the result of a deferred revenue balance of $63.0 million.

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

On April 4, 2017, we closed a follow-on public offering in which we issued and sold 553,825 shares of common stock at a public offering price of $19.85 per share for net proceeds of approximately $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of September 30, 2017, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$60,765	$8,578
Cash provided by operating activities	4,379	6,535
Cash used in investing activities	(50,613)	(5,033)
Cash provided by financing activities	9,409	52,056
Effects of exchange rates on cash	(312)	160
Cash and cash equivalents at end of period	$23,628	$62,296

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

Operating activities provided $4.4 million in cash in the nine months ended September 30, 2017, primarily from $5.2 million in cash used in operations as a result of changes in operating assets and liabilities, which was increased by $13.1 million of non-cash operating expenses and partially offset by our net loss of $13.9 million. Specifically, we recognized non-cash charges aggregating to $7.6 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $4.8 million for stock-based compensation and an increase of $0.6 million for our bad debt and sales return provision. The change in operating assets and liabilities reflected a $7.8 million increase in deferred revenue, a $0.8 million increase in accounts payable as a result of timing of payments made to vendors, a $2.3 million increase in accrued employee related expenses due to timing of payments to employees and a $0.5 million increase in other liabilities. These increases were partially offset by a $3.6 million increase in accounts receivable, $1.6 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.0 million increase in other assets.

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

Investing activities used $50.6 million in cash in the nine months ended September 30, 2017, primarily from our purchase of IDV for $21.2 million, our investment in software development of $4.6 million, our purchase of property and equipment of $1.3 million, a $0.3 million change in restricted cash and $30.0 million in purchases of short-term investments. This was offset by cash provided of $0.8 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease and maturities of our short-term investments of $6.0 million.

Investing activities used $5.0 million in cash in the nine months ended September 30, 2016, primarily from our investment in software development of $4.3 million and property and equipment of $0.7 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock as a result of our follow-on offering and upon the exercise of employee stock options and contributions from our employee stock purchase plan. Cash used in financing activities includes deferred initial public offering costs, costs associated with our follow-on public offering and payments on capital leases, notes payable and repayments of debt under our credit facilities.

Financing activities provided $9.4 million of cash in the nine months ended September 30, 2017, which reflects proceeds of $10.4 million from our follow-on public offering, $1.5 million from the issuance of stock under our employee stock purchase plan and proceeds of $2.1 million from the exercise of stock options. This amount was offset by a $3.8 million payment for contingent consideration attributed to our purchase of IDV and $0.9 million of costs paid in connection with our initial and follow-on public offerings.

Financing activities provided $52.1 million of cash in the nine months ended September 30, 2016, which reflects proceeds of $69.8 million from our initial public offering, net of underwriter’s discount and commissions, $0.7 million from the exercise of stock options and proceeds from our line of credit of $9.5 million. These amounts were offset by payments of $19.5 million on our line of credit, payment of $5.0 million on our term loan, $1.4 million of costs paid in connection with our initial public offering and payment of notes payable related to the Vocal Limited acquisition of $2.0 million.

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

Contractual Obligations and Commitments

As of September 30, 2017, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below. In June 2017, we entered into a new lease for our research and development office in Beijing, China that will increase our future minimum lease payments beginning in July 2017 by $0.8 million over the next two years. In addition, in June 2017, we entered into a new lease for our sales office in Maidenhead, United Kingdom that will increase our future minimum lease payments beginning in July 2017 by $0.2 million over the next four years. Finally, as a result of the acquisition of IDV Solutions LLC, we inherited leases resulting in minimum lease payments totaling $1.4 million which will be paid over the next seven years.

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

We had cash and cash equivalents of $23.6 million as of September 30, 2017, which consists of cash, money market funds and U.S. government securities. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of September 30, 2017. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of September 30, 2017, the applicable prime rate was 4.25%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 23, 2017.  During the three months ended September 30, 2017, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Restricted Stock Unit Award Agreement

On August 1, 2017, the compensation committee of our board of directors (the “Compensation Committee”), approved a form of Restricted Stock Unit Award Agreement (the “RSU Award Agreement”) for restricted stock units to be issued from time to time under our 2016 Equity Incentive Plan. Under the terms of the RSU Award Agreement, we may issue the right to receive, upon vesting and the satisfaction of any required tax withholding obligation, shares of common stock, which will become vested as set forth in the applicable award on the basis of one share of common stock for each restricted stock unit, provided that the grantee has remained continuously employed by us from the grant date to such vesting date. Restricted stock units may vest based on the passage of time and/or based on the achievement of such performance-based criteria as are listed in our 2016 Equity Incentive Plan. The form of RSU Award Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Restricted Stock Unit Awards

In connection with the approval of the RSU Award Agreement, the Compensation Committee approved the grant of restricted stock units to certain executive officers, including Jaime Ellertson, Joel Rosen and Elliot J. Mark, who are our named executive officers, and Kenneth S. Goldman, who is our principal financial officer. Certain of the restricted stock units are subject to time-based vesting and vest in annual installments over three years from the date of grant, and the remainder are subject to market-based vesting and vest on our achieving certain stock price thresholds which range from $35 to $55 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC. Messrs. Ellertson, Rosen, Mark and Goldman were granted 50,000, 17,000, 17,000 and 19,000 restricted stock units subject to time-based vesting, respectively, and they were granted 50,000, 17,000, 17,000 and 19,000 restricted stock units subject to market-based vesting, respectively.

2017 Bonus Plan

The Compensation Committee approved the adoption of our 2017 Management Incentive Plan (the “Bonus Plan”) for our executive officers, including Messrs. Ellertson, Rosen, Mark and Goldman. The Bonus Plan is designed to award cash incentive payments for performance in 2017 to participants based on the achievement of our-wide performance goals set by the compensation committee. Bonuses under the Bonus Plan will be measured as of December 31, 2017 and are expected to be paid in the first quarter of 2018. The annual cash targets for Messrs. Ellertson, Rosen, Mark and Goldman under the Bonus Plan are set at $206,000, $93,000, $105,000 and $116,000, respectively, 75% of which is subject to the achievement of certain sales, customer retention and growth targets and 25% of which is subject to the achievement of other company objectives. Messrs. Ellertson, Rosen, Mark and Goldman are eligible to receive more than 100% of their target bonuses if our performance exceeds the targets set forth in the Bonus Plan.

The foregoing description of the terms of the Bonus Plan is qualified in its entirety by reference to the Bonus Plan, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1(3)+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.

10.2(4)+	Employment Agreement, dated as of June 22, 2017, by and between Everbridge, Inc. and Javier Colado.

10.3(5)+	Offer Letter, dated as of July 24, 2017, by and between Everbridge, Inc. and Robert Hughes.

10.4(6)+	2017 Bonus Plan of Everbridge, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)

Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37874), filed with the Securities and Exchange on August 14, 2017, and incorporated herein by reference.

(4)

Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37874), filed with the Securities and Exchange on August 14, 2017, and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on August 1, 2017, and incorporated herein by reference.
(6)

Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37874), filed with the Securities and Exchange on August 14, 2017, and incorporated herein by reference.

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

Everbridge, Inc.

Date: November 7, 2017	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: November 7, 2017	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer