Form 10-K
period 2017-12-31
EVERBRIDGE, INC.
filed 2018-03-12
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $515.7 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of March 6, 2018 was 28,441,132.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to continue to add new customers, maintain existing customers and sell new products and professional services to new and existing customers;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;
•	our ability to effectively manage or sustain our growth and to attain and sustain profitability;
•	our ability to diversify our sources of revenue;
•	our ability to integrate acquired companies, to complete potential acquisitions, and to integrate complementary businesses and technologies;
•	our expected use of proceeds;
•	our ability to maintain, or strengthen awareness of our brand;
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

Item 1. Business.

Unless otherwise stated in this Annual Report, references to "Everbridge," "we," "us," and "our" refer to Everbridge, Inc. and its consolidated subsidiaries.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 2.0 billion communications in 2017. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications has resulted in individuals spending less time in a fixed office location, with International Data Corporation estimating that by 2020 mobile workers will account for 72% of the total United States workforce, and this trend has simultaneously increased the number of pathways through which people receive information. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. Moreover, organizations require the ability to leverage all of these pathways, individually or in sequence, to reach people in situations where a certain means of communication may be inoperative or individuals are not responsive to a single pathway. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and reducing the time required to manage them via automated communications can also result in significant economic savings, as each minute of unplanned downtime costs organizations an average of approximately $8,900, according to the Ponemon Institute.

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

Following the tragic events of 9/11, Everbridge was founded with a vision of helping people communicate effectively in critical situations. Our SaaS-based CEM platform is built on a secure, scalable and reliable infrastructure with multiple layers of redundancy to enable the rapid delivery of critical communications, with near real-time verification, over numerous devices and contact paths. Our Mass Notification application is our most established application and enables enterprises and governmental entities to aggregate and assess threat data, locate people based on their standard work or home location and send and receive two-way, contextually aware notifications to individuals or groups to keep them informed before, during and after natural or man-made disasters and other emergencies. For example, during Hurricane Irma, our Mass Notification application was used in the state of Florida to deliver more than 18 million communications. By automating the delivery of these types of critical communications, we enable customers to increase the speed and accuracy of their response and reduce associated costs. Importantly, given the pressure and anxiety most people experience in critical situations, our Mass Notification application provides a simple user interface and automated workflows for ease of use. The expertise that we garnered developing our Mass Notification application and our customers’ reliance on our solutions led us to leverage our platform to deploy solutions for CEM use cases. In turn, we have developed a full suite of enterprise-scale applications that enable our customers to inform and organize people during critical situations, whether a broad audience or a targeted subset of individuals, globally or locally, and accounting for cultural, linguistic, regulatory and technological differences. As all of our applications leverage our CEM platform, customers can use a single contacts database, rules engine of algorithms and hierarchies and user interface to accomplish multiple objectives. Our applications are easy-to-use, quickly deployable and require limited implementation services and no development resources.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 3,700 customers as of December 31, 2017. As of December 31, 2017, our customers were based in 38 countries and included nine of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide products and services to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive substantially all of our revenue from subscriptions to our critical communications applications, which represented 96%, 96% and 97% of our total revenue in 2017, 2016 and 2015, respectively. Historically, we derived more than 74% of our revenue in each of the last three fiscal years from sales of our Mass Notification application.  Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications and the number of contacts that our customers purchase over time.

Recent Developments

In December 2016, we acquired 100% of the shares of Svensk Krisledning AB, or Crisis Commander. We acquired Crisis Commander for cash consideration of approximately $2.3 million with additional time and performance-based milestones which will result in an additional payment of $0.4 million in March 2018. Crisis Commander is a SaaS mobile crisis management company operating out of Sweden.

In January 2017, we acquired 100% of the shares of IDV Solutions, LLC, or IDV. We acquired IDV for cash consideration of approximately $21.3 million, with additional time and performance-based milestones that resulted in additional payments of $3.8 million. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan.

In April 2017, we completed a follow-on public offering in which we sold 553,825 shares of our common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. In addition, 3,162,164 shares of our common stock were sold by selling stockholders, which included 73,000 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. We received net proceeds of $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any proceeds from the sales by the selling stockholders.

In November 2017, we completed a public offering of $115.0 million aggregate principal amount of 1.5% convertible senior notes due 2022, or the Notes, including $15.0 million in principal amount of Notes issued upon exercise in full by the underwriters of an option to purchase additional Notes. Also in November 2017, Jaime Ellertson, our Chief Executive Officer, completed a secondary public offering of 747,500 shares of our common at a public offering price of $26.97 per share, including 97,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from the sales by Mr. Ellertson.

In February 2018, we entered into a transaction agreement with Unified Messaging Systems ASA, or UMS, and our wholly-owned subsidiary Everbridge Holdings Limited, or Holdings, pursuant to which Holdings has commenced a tender offer to purchase all of the issued and outstanding shares of capital stock of UMS at a price of 1.37 Norwegian kroner per share, or the Offer Price. Based on the offer price, the aggregate price for the UMS shares would be approximately 268 million Norwegian kroner, or approximately $33.6 million. Holders of approximately 67.3% of the UMS Shares have entered into pre-acceptances with Holdings, pursuant to which such holders have pre-accepted the offer for all shares they own. In addition, Holdings has entered into conditional purchase agreements with holders of options to purchase 2,285,000 shares of capital stock of UMS, whereby Holdings will purchase such options at a price equal to the difference between the Offer Price and the exercise price for the options, subject to the closing of the offer. The aggregate purchase price for the options is 1,066,700 Norwegian kroner. These pre-acceptances with respect to UMS shares and commitments to sell options may be withdrawn by the shareholders and the option holders in the event a superior competing offer is launched and the Board of Directors of UMS decides to recommend such competing offer. The closing of the tender offer for UMS shares is subject to satisfaction or waiver of customary closing conditions, including a minimum acceptance of at least 90% on a fully diluted basis or such lower percentage (not being less than 50%) of the UMS shares as we and Holdings determine, As a result, we cannot be certain that we will be able to complete the tender offer and close the transaction. The complete details of the offer, including all terms and conditions, are included in an offer document complying with the requirements of the Norwegian Securities Trading Act and which has been distributed to UMS shareholders. This Annual Report does not in itself constitute an offer. The offer will only be made on the basis of the offer document and can only be accepted pursuant to the terms of such document.

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

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations communicate quickly and reliably to deliver the right message to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform.  The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of tens of millions of different communications virtually anywhere, in any volume, in near real-time. In 2017, we delivered 2.0 billion communications, or over 69 communications per second, through our globally distributed data centers.

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

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2017, our data asset consists of our contacts databases that manage approximately 199 million contact profiles and connections from more than 3,700 customers based in 38 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Further Penetrate Our Existing Customers.  With revenue retention rates of over 110% for each of the last three years, we believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. We believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. In the last three years we have added five new applications, which have already begun to experience significant growth. These new applications have grown from 6% in the first quarter of 2015 to 46% in the fourth quarter of 2017 of our contracted sales, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals.

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

Our Contact Stores

Our contact stores manage approximately 199 million contact profiles and connections from more than 3,700 customers based in 38 countries as of December 31, 2017, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

IT Alerting. Our IT Alerting application enables IT professionals to alert and communicate with key members of their teams during an IT incident or outage, including during a cyber security breach. The application integrates with IT service management platforms, including ServiceNow, and uses automatic escalation of alerts, on-call scheduling and mobile alerting to automate manual tasks and keep IT teams collaborating during an incident. We also provide real-time shift calendars with integrated on-call notifications to help users better manage employee resources and get the right message to the right person, at the right time through automated staffing. Taken together, our IT Alerting application has the potential to provide meaningful savings to organizations by reducing mean-time-to-repair. Each minute of unplanned downtime costs organizations an average of approximately $8,900 according to Ponemon Institute, while 59% of Fortune 500 companies experience 1.6 hours of downtime per week, according to Dunn & Bradstreet. IHS, Inc. estimates information and communication technology downtime costs North American organizations $700 billion per year.

•

Visual Command Center. Our Visual Command Center application enables customers to monitor and integrate more than 100 types of threat data, as well as information on internal incidents, to generate and visualize an alert when potential risks occur within proximity of an organization’s physical locations, suppliers, assets or people. The solution improves the ability to more quickly understand and assess the impact of threats, execute the correct response, and monitor on-going resolution in order to mitigate risk to personnel safety, business continuity, assets and supply chain operations.

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

•

Hybrid Infrastructure.  To provide highly scalable and global solutions, we employ redundant, geographically diverse production implementations of our platform infrastructure in multiple SOC 2-compliant data center facilities in North America and Europe. Within each data center, we utilize a hybrid-cloud architecture that enables us to leverage both proprietary and third-party infrastructure services to enable “on-demand” capacity and performance without substantial upfront investment. Our architecture enables our platform to dynamically determine the best location from which to deliver critical communications on behalf of our customers and solves many international communications delivery challenges by utilizing in-country or in-region telephony, messaging and data communication providers. Our infrastructure is continuously maintained and monitored by dedicated engineers based in redundant network operations centers in the Los Angeles and Boston areas.

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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 3,700 customers as of December 31, 2017. We define a customer as a contracting entity from which we generated $100 or more of revenue in the prior month, either directly or through a channel partner. We do not include customers of our wholly-owned subsidiary, Microtech, which generates an immaterial amount of our revenue in any given year. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2017 we had 204 customers with contracts valued at $100,000 or more, including 10 customers with contracts in excess of $500,000. As of December 31, 2017, our customers were based in 38 countries and included nine of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide solutions to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries, including technology, energy, financial services, transportation, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services. For the year ended December 31, 2017, 52% of our revenue was generated from enterprise customers, 33% from government and government-related customers and 15% from healthcare-related customers. No customer contributed more than 4% of our total revenue for the year ended December 31, 2017.

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

We believe that our sales and marketing model is economically compelling. We spent $1.00 and $0.95 to generate each $1.00 of new sales in 2017 and 2016, respectively, which reflects our sales and marketing expense incurred in 2017 and 2016 (other than expense related to employees dedicated to client retention) compared to 12 months of contract value for contracts entered into in 2017 and 2016, and $0.06 to renew each $1.00 of renewal sales in each of 2017 and 2016, which reflects our sales and marketing expense related to employees dedicated to client retention compared to 12 months of contract value for contracts renewed in 2017 and 2016.

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

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts and growth of existing accounts, account managers responsible for renewal of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2017, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

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

Research and Development

We invest substantial resources in research and development and leverage offshore development in multiple geographies to implement a “follow the sun” engineering strategy and to increase the efficiency of our overall development efforts. We enhance our core technology platform and applications, develop new end market-specific solutions and applications, and conduct application and quality assurance testing. Our technical and engineering team monitors and tests our applications on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing applications. Research and development expense totaled $22.2 million, $14.8 million and $11.5 million for 2017, 2016 and 2015, respectively.

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The primary competitors for our Mass Notification and Incident Management applications include: BlackBerry Limited, F24 AG, Enera Inc., Nuance Communications, Inc., OnSolve, LLC and SunGard Data Systems Inc. The primary competitors for our IT Alerting application include: PagerDuty, Inc. and xMatters, Inc. The primary competitors for our Secure Messaging application include: DocHalo, LLC, Spok, Inc., Perfect Serve, Inc. and TigerText, Inc. With respect to our recent acquisitions, the primary competitors for our Visual Command Center and Crisis Commander applications include Planet Risk Inc. and In Case of Crisis, respectively.

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

We have numerous issued patents and patent applications pending. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Culture and Employees

We believe that our culture has been a key contributor to our success to-date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage.

As of December 31, 2017, we had 581 full-time employees, including 128 in data center operations and customer support, 215 in sales and marketing, 159 in research and development and 79 in general and administrative. As of December 31, 2017, we had 459 full-time employees in the United States and 122 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 45,000 square-foot facility under a lease expiring on May 31, 2022, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on June 30, 2018. We also have offices in San Francisco, California; Lansing, Michigan; Orlando, Florida; Maidenhead, England; Colchester, England; Norsborg, Sweden; and Beijing, China.

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

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 16 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

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

We increased our number of full-time employees from 418 to 460 to 581 as of December 31, 2015, 2016 and 2017, respectively. In 2017, we made a significant investment in our sales organization, growing our headcount by 19%, and our revenue increased by $27.5 million for the year ended December 31, 2017 compared to 2016, due in part to the increase in our customer base.

However, our business may not continue to grow as quickly or at all in the future, which would adversely affect our revenue and business prospects. Our business growth depends on a number of factors including:

•	our ability to execute upon our business plan effectively;
•	our ability to accelerate our acquisition of new customers;
•	our ability to further sell to our existing customers new applications and features and to additional departments in their organizations;
•	our ability to develop new applications to target new markets and use cases;
•	our ability to expand our international footprint;
•	the growth of the market in which we operate;
•	our ability to maintain our technology leadership position; and
•	our ability to acquire and integrate complementary business, technologies and teams we need.

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

We have posted a net loss in each year since inception, including net losses of $19.6 million, $11.3 million and $10.8 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $109.3 million. While we have experienced significant revenue growth in recent periods and profitability solely in the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

To date, we have derived a substantial portion of our revenue from the sale of our Mass Notification application. If we are unable to renew or increase sales of this application, or if we are unable to increase sales of our other applications, our business and operating results could be adversely affected.

While we have introduced seven new critical communications applications since 2014, one of which was introduced in the middle of 2014, three of which were introduced in 2015, one of which was introduced in 2016 and two of which were added in 2017, we derived 74%, 86% and 91% of our revenue from sales of our Mass Notification application in 2017, 2016 and 2015, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

If our computer systems are or become vulnerable to security breaches or we are unable to comply with our security obligations, we may face reputational damage and lose clients and revenue.

The services we provide are often critical to our clients’ businesses. Certain of our client contracts may require us to comply with security obligations, which could include maintaining network security and backup data, ensuring our network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with our clients by conducting background checks. Any failure in our systems or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us.  Our liability for breaches of data security requirements, for which we may be required to indemnify our clients, may be extensive. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our results of operations.

In addition, we often have access to or are required to collect and store confidential client and customer data. If any person, including any of our employees or former employees, penetrates our network security, accidentally exposes our data or code, or misappropriates data or code that belongs to us, our clients, or our clients’ customers, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure, loss or theft of confidential information or intellectual property belonging to our clients or our clients’ customers, or otherwise, could damage our reputation, cause us to lose clients and revenues, and result in financial and other potential losses by us.

If our applications fail to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

Certain of our customers require applications that ensure secure processing, communication and storage of sensitive information given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our healthcare customers rely on our applications to communicate in a manner that is designed to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996, the 2009 Health Information Technology for Economic and Clinical Health Act, the Final Omnibus Rule of January 25, 2013, which are collectively referred to as HIPAA, and which impose privacy and data security standards that protect individually identifiable health information by limiting the uses and disclosures of individually identifiable health information and requiring that certain data security standards be implemented to protect this information. As a “business associate” to “covered entities” that are subject to HIPAA, we also have our own compliance obligations directly under HIPAA and pursuant to the business associate agreements that we are required to enter into with our customers that are HIPAA-covered entities.

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

We have acquired businesses and technology in the past. For example, we acquired Vocal Limited in March 2014, the assets of Nixle, LLC in December 2014, technology from Tapestry Telemed LLC in December 2014, Svensk Krisledning AB in December 2016 and IDV Solutions LLC in January 2017. We commenced a tender offer to acquire Unified Messaging Systems ASA in March 2018, however, we cannot be certain that we will be able to complete the tender offer and close the transaction. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. In addition, failure to maintain effective financial controls and reporting systems and procedures during and after integration of an acquired business could also impact our ability to produce timely and accurate financial statements. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Jaime Ellertson, our Chief Executive Officer and Chairman of our board of directors, Kenneth S. Goldman, our Senior Vice President and Chief Financial Officer, Bob Hughes, our President, and Imad Mouline, our Senior Vice President and Chief Technology Officer. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In March 2018, we commenced a tender offer to acquire Unified Messaging Systems ASA.  For each of the years ended December 31, 2017 and 2016, approximately 10% of our revenue was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

We issued convertible notes that have rights senior to our common stock.

In November 2017, we issued $115 million aggregate principal amount of 1.50% convertible senior notes due November 1, 2022, unless earlier repurchased by us or converted by the holder pursuant to their terms, or the Notes. The Notes rank senior in right of payment to our common stock and any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, including any indebtedness under our credit facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding or any or all shares of our common stock then outstanding.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any future borrowings under our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As of December 31, 2017, we had $115.0 million (undiscounted) principal amount of indebtedness under the Notes. We also have a credit facility under which we can borrow up to $15.0 million, or the Credit Agreement. As of December 31, 2017, the total amount available to be borrowed by us under the Credit Agreement was $15.0 million and we had no outstanding balance. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to our less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

In addition, the Credit Agreement does, and any future indebtedness that we may incur may, contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the Credit Agreement, any then outstanding borrowings thereunder could become immediately due and payable, the Credit Agreement lender could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indenture governing the Notes. If we default under the Notes, they could become immediately due and payable and it could lead to defaults under the Credit Agreement.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $52.4 million and $45.6 million, respectively, due to prior period losses, which expire in various years beginning in 2028 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have not completed a Section 382 study at this time; however should a study be completed, certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•

Changes in tax laws, tax treaties and regulations or the interpretation of them, including the recent Tax Cuts and Jobs Act, or the 2017 Tax Act, passed by the U.S. Congress and signed into law on December 22, 2017;

•

Changes to our assessment about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	The outcome of current and future tax audits, examinations or administrative appeals;
•	Changes in generally accepted accounting principles that affect the accounting for taxes; and
•	Limitations or adverse findings regarding our ability to do business in some jurisdictions.

We may have additional tax liabilities

We are subject to income taxes in the U.S. and many foreign jurisdictions and are commonly audited by various tax authorities.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Significant judgment is required in determining our worldwide provision for income taxes.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

The recent 2017 Tax Act could significantly impact how U.S. global corporations are taxed.  We are in the process of evaluating the impact of this new legislation and certain changes could have a material adverse impact on our tax expense and cash flow.  Among other things, the 2017 Tax Act requires companies to pay a one-time mandatory tax on unrepatriated earnings of certain foreign subsidiaries that were previously tax deferred or the toll charge, and creates new taxes on certain foreign sourced earnings.  The toll charge did not result in a change to our provisional tax expense.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Tax laws or regulations could be enacted or changed and existing tax laws or regulations could be applied to us or to our customers in a manner that could increase the costs of our software solutions and adversely impact our operating results.

The application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and could ultimately result in a negative impact on our operating results.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.

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

Legislative actions and new accounting pronouncements are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses, future profitability or financial position. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses.

For example, in May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers which replaced previous revenue recognition guidance under U.S. GAAP when it became effective for us on January 1, 2018. We do not expect that the new standard will generally change the way in which we recognize revenue. However, we expect that sales-based commissions will be recorded over the expected customer life and life of the technology sold, rather than recording them over a one-year period.

The application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results. In addition, compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities.

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

We have numerous issued patents and patent applications pending. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge” and “Nixle” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Within the European Union, legislators recently adopted the General Data Protection Regulation, or GDPR, which, when effective in May 2018 will replace the 1995 European Union Data Protection Directive and supersede applicable European Union member state legislation. The GDPR includes more stringent operational requirements on entities that process personal data (as compared to existing EU law), including significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduces numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines.  Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

While we have taken steps to mitigate the impact of the GDPR on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain.  Potential or actual legal proceedings could lead to one or both of these mechanisms being declared invalid.  Further, despite our ongoing efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to various factors within our control (such as limited financial or human resources) or outside our control (such as a lack of vendor cooperation).  It’s also possible that local data protection authorities (DPAs) may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.

Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users.

New regulation or legislative actions (or new interpretations of existing laws, regulations or standards) regarding data privacy and security, together with applicable industry standards, may increase the costs of doing business and could have a material adverse impact on our operations. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business, which could have a material adverse effect on our reputation and business. Moreover, if future laws and regulations limit our customers’ ability to use and share personal information or our ability to store, process and share personal information, demand for our applications could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price has ranged from an intraday low of $16.63 to an intraday high of $30.20 for the year ended December 31, 2017. Factors that may affect the market price of our common stock include:

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

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions entered into when we issued the convertible notes may affect the value of our common stock.

In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

An active public trading market for our common stock may not be sustained.

Prior to the completion of our initial public offering, or IPO in September 2016, no public market for our common stock existed. Although our common stock is listed on the NASDAQ Global Market, we cannot assure you that an active public trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As a result of becoming a public company, we are obligated to  maintain a system of effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may harm investor confidence in our company and, as a result, the value of our common stock.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Commencing with this Annual Report, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends to holders of our common stock in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of the Credit Agreement and may be prohibited by future credit agreements. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 45,000 square-foot facility under a lease expiring on May 31, 2022, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on June 30, 2018. We also have offices in San Francisco, California; Lansing, Michigan; Orlando, Florida; Maidenhead, England; Colchester, England; Beijing, China; and Norsborg, Sweden.

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

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as quoted on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2017:
First Quarter	$21.25	$16.63
Second Quarter	$26.87	$19.45
Third Quarter	$26.52	$21.56
Fourth Quarter	$30.20	$23.87

	High	Low
Year Ended December 31, 2016
Third Quarter (commencing September 16, 2016)	$18.73	$11.76
Fourth Quarter	$20.66	$12.92

As of December 31, 2017, there were 497 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

This section is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing

The following graph compares the cumulative total return for an investment of $100 in our common stock, the S&P 500 Stock Index and the S&P 500 Information Technology Index. Data for the S&P 500 Stock Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	September 16, 2016	December 31, 2016	December 31, 2017
Everbridge, Inc.	$100.00	$121.00	$195.00
S&P 500 Stock Index	$100.00	$105.00	$125.00
S&P 500 Information Technology Index	$100.00	$102.00	$142.00

Recent Sale of Unregistered Securities

None

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

The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except shares and per share data)
Revenue	$104,352	$76,846	$58,720	$42,421	$30,040
Cost of revenue(1)	31,503	23,767	19,789	12,089	8,699
Gross profit	72,849	53,079	38,931	30,332	21,341
Operating expenses:
Sales and marketing(1)	$46,998	$34,847	$25,925	$15,818	$11,695
Research and development(1)	22,241	14,765	11,521	7,365	5,697
General and administrative(1)	22,895	14,293	12,272	7,435	4,352
Total operating expenses	92,134	63,905	49,718	30,618	21,744
Operating loss	(19,285)	(10,826)	(10,787)	(286)	(403)
Other expenses, net	(302)	(484)	(599)	(426)	(368)
Loss before income taxes	(19,587)	(11,310)	(11,386)	(712)	(771)
(Provision for) benefit from income taxes	(47)	24	562	89	(118)
Net loss	$(19,634)	$(11,286)	$(10,824)	$(623)	$(889)
Net loss attributable to common shareholders	$(19,634)	$(11,286)	$(10,824)	$(623)	$(889)
Net loss per share attributable to common shareholders - basic	$(0.70)	$(0.68)	$(0.88)	$(0.05)	$(0.08)
Net loss per share attributable to common shareholders - diluted	$(0.70)	$(0.68)	$(0.88)	$(0.05)	$(0.08)
Weighted average shares outstanding - basic	27,862,375	16,659,561	12,257,413	11,788,883	11,040,428
Weighted average shares outstanding - diluted	27,862,375	16,659,561	12,257,413	11,788,883	11,040,428

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$578	$180	$150	$82	$48
Sales and marketing	2,419	725	315	120	82
Research and development	1,514	348	297	147	28
General and administrative	4,788	1,848	760	27	18
Total	$9,299	$3,101	$1,522	$376	$176

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,263	$6,247	$4,457	$1,615	$2,374
Sales and marketing	304	208	227	101	46
Research and development	203	265	134	31	16
General and administrative	2,437	1,022	1,158	765	19
Total	$10,207	$7,742	$5,976	$2,512	$2,455

(2)	See notes (2) and (14) to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$102,754	$60,765	$8,578	$4,412	$3,040
Working capital, excluding deferred revenue	166,589	70,488	15,160	1,760	3,317
Total assets	236,413	108,322	53,509	40,066	18,101
Total deferred revenue	73,072	52,634	40,467	28,844	20,614
Total debt	89,481	—	16,970	6,863	3,366
Total liabilities	180,422	65,970	69,560	45,393	30,189
Total stockholders’ equity (deficit)	55,991	42,352	(16,051)	(5,327)	(12,088)

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered 2.0 billion communications in 2017. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,700 customers as of December 31, 2017. As of December 31, 2017, our customers were based in 38 countries and included nine of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.2 years as of December 31, 2017, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 74% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $104.4 million in 2017, $76.8 million in 2016, $58.7 million in 2015 and $42.4 million in 2014, representing year-over-year increases of 36% in 2017, 31% in 2016 and 38% in 2015. We had net losses of $19.3 million, $11.3 million, $10.8 million and $0.6 million in 2017, 2016, 2015 and 2014, respectively.

As of December 31, 2017 and 2016, 16% and 14% of our customers, respectively, were located outside of the United States and these customers generated 10% of our total revenue for the years ended December 31, 2017 and 2016, respectively.

We have focused on rapidly growing our business and believe that the future growth of our business is dependent on many factors, including our ability to increase the functionality of our platform and applications, expand our customer base, accelerate adoption of our applications beyond Mass Notification within our existing customer base and expand our international presence. Our future growth will also depend on the growth in the market for critical communications solutions and our ability to effectively compete. In order to further penetrate the market for critical communications solutions and capitalize on what we believe to be a significant opportunity, we intend to continue to invest in research and development, build-out our data center infrastructure and services capabilities and hire additional sales representatives, both domestically and internationally, to drive sales to new customers and incremental sales of new applications to existing customers. Nevertheless, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability. The complete details of the offer, including all terms and conditions, are included in an offer document complying with the requirements of the Norwegian Securities Trading Act and which has been distributed to UMS shareholders. This Annual Report does not in itself constitute an offer. The offer will only be made on the basis of the offer document and can only be accepted pursuant to the terms of such document.

Recent Developments

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

In April 2017, we completed a follow-on public offering in which we sold 553,825 shares of our common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. In addition, 3,162,164 shares of our common stock were sold by selling stockholders, which included 73,000 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. We received net proceeds of $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any proceeds from the sales by the selling stockholders.

In November 2017, we completed a public offering of $115.0 million aggregate principal amount of 1.5% convertible senior notes due 2022, or the Notes, including $15.0 million in principal amount of Notes issued upon exercise in full by the underwriters of an option to purchase additional Notes. Also in November 2017, Jaime Ellertson, our Chief Executive Officer, completed a secondary public offering of 747,500 shares of our common at a public offering price of $26.97 per share, including 97,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from the sales by Mr. Ellertson.

In February 2018, we entered into a transaction agreement with Unified Messaging Systems ASA, or UMS, and our wholly-owned subsidiary Everbridge Holdings Limited, or Holdings, pursuant to which Holdings has commenced a tender offer to purchase all of the issued and outstanding shares of capital stock of UMS at a price of 1.37 Norwegian kroner per share, or the Offer Price. Based on the offer price, the aggregate price for the UMS shares would be approximately 268 million Norwegian kroner, or approximately $33.6 million. Holders of approximately 67.3% of the Shares have entered into pre-acceptances with Holdings, pursuant to which such holders have pre-accepted the offer for all shares they own. In addition, Holdings has entered into conditional purchase agreements with holders of options to purchase 2,285,000 shares of capital stock of UMS, whereby Holdings will purchase such options at a price equal to the difference between the Offer Price and the exercise price for the options, subject to the closing of the offer. The aggregate purchase price for the options is 1,066,700 Norwegian kroner. These pre-acceptances with respect to UMS shares and commitments to sell options may be withdrawn by the shareholders and the option holders in the event a superior competing offer is launched and the Board of Directors of UMS decides to recommend such competing offer. The closing of the tender offer for UMS shares is subject to satisfaction or waiver of customary closing conditions, including a minimum acceptance of at least 90% on a fully diluted basis or such lower percentage (not being less than 50%) of the UMS shares as we and Holdings determine, As a result, we cannot be certain that we will be able to complete the tender offer and close the transaction.

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

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Adjusted EBITDA	$135	$5	$(3,351)
Adjusted gross margin	$75,041	$55,577	$41,084
Free cash flow	$(2,964)	$3,039	$(2,953)

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(19,634)	$(11,286)	$(10,824)
Interest expense, net	216	472	537
Provision for (benefit from) income taxes	47	(24)	(562)
Depreciation and amortization	10,207	7,742	5,976
Stock-based compensation	9,299	3,101	1,522
Adjusted EBITDA	$135	$5	$(3,351)

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross profit	$72,849	$53,079	$38,931
Amortization of acquired intangibles	1,614	2,318	2,003
Stock-based compensation	578	180	150
Adjusted gross margin	$75,041	$55,577	$41,084

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$4,863	$9,503	$4,451
Capital expenditures	(1,667)	(970)	(2,502)
Capitalized software development costs	(6,160)	(5,494)	(4,902)
Free cash flow	$(2,964)	$3,039	$(2,953)

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

The following table reconciles our GAAP to non-GAAP financial measures for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cost of revenue	$31,503	$23,767	$19,789
Amortization of acquired intangibles	(1,614)	(2,318)	(2,003)
Stock-based compensation expense	(578)	(180)	(150)
Non-GAAP cost of revenue	29,311	21,269	17,636

Gross profit	72,849	53,079	38,931
Amortization of acquired intangibles	1,614	2,318	2,003
Stock-based compensation expense	578	180	150
Non-GAAP gross profit	75,041	55,577	41,084
Non-GAAP gross margin	71.91%	72.32%	69.97%

Sales and marketing expense	46,998	34,847	25,925
Stock-based compensation expense	(2,419)	(725)	(315)
Non-GAAP sales and marketing	44,579	34,122	25,610

Research and development expense	22,241	14,765	11,521
Stock-based compensation expense	(1,514)	(348)	(297)
Non-GAAP research and development	20,727	14,417	11,224

General and administrative expense	22,895	14,293	12,272
Amortization of acquired intangibles	(2,123)	(916)	(1,088)
Stock-based compensation expense	(4,788)	(1,848)	(760)
Non-GAAP general and administrative	15,984	11,529	10,424

Total operating expenses	92,134	63,905	49,718
Amortization of acquired intangibles	(2,123)	(916)	(1,088)
Stock-based compensation expense	(8,721)	(2,921)	(1,372)
Non-GAAP total operating expenses	$81,290	$60,068	$47,258

Operating loss	$(19,285)	$(10,826)	$(10,787)
Amortization of acquired intangibles	3,737	3,234	3,091
Stock-based compensation expense	9,299	3,101	1,522
Non-GAAP operating loss	$(6,249)	$(4,491)	$(6,174)

Net loss	$(19,634)	$(11,286)	$(10,824)
Amortization of acquired intangibles	3,737	3,234	3,091
Stock-based compensation expense	9,299	3,101	1,522
Non-GAAP net loss	$(6,598)	$(4,951)	$(6,211)

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

Interest Income

Interest income consists of interest earned on our cash and investment balances held at financial institutions.

Interest Expense

Interest expense consists of interest on our outstanding debt obligations.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$104,352	$76,846	$58,720
Cost of revenue(1)	31,503	23,767	19,789
Gross profit	72,849	53,079	38,931
Operating expenses:
Sales and marketing(1)	46,998	34,847	25,925
Research and development(1)	22,241	14,765	11,521
General and administrative(1)	22,895	14,293	12,272
Total operating expenses	92,134	63,905	49,718
Operating loss	(19,285)	(10,826)	(10,787)
Other expenses, net	(302)	(484)	(599)
Loss before income taxes	(19,587)	(11,310)	(11,386)
(Provision for) benefit from income taxes	(47)	24	562
Net loss	$(19,634)	$(11,286)	$(10,824)

(1)	Includes stock-based compensation expense and depreciation and amortization as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$578	$180	$150
Sales and marketing	2,419	725	315
Research and development	1,514	348	297
General and administrative	4,788	1,848	760
Total	$9,299	$3,101	$1,522

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,263	$6,247	$4,457
Sales and marketing	304	208	227
Research and development	203	265	134
General and administrative	2,437	1,022	1,158
Total	$10,207	$7,742	$5,976

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%
Cost of revenue	30%	31%	34%
Gross profit	70%	69%	66%
Operating expenses:
Sales and marketing	45%	45%	44%
Research and development	21%	19%	20%
General and administrative	22%	19%	21%
Total operating expenses	88%	83%	85%
Operating loss	(18)%	(14)%	(18)%
Other expenses, net	(0)%	(1)%	(1)%
Loss before income taxes	(19)%	(15)%	(19)%
(Provision for) benefit from income taxes	*	*	1%
Net loss	(19)%	(15)%	(18)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$104,352	$76,846	$27,506	35.8%

Revenue increased by $27.5 million in 2017 compared to 2016. The increase was primarily due to a $27.5 million increase in sales of our solutions driven by expansion of our customer base from 3,205 customers as of December 31, 2016 to 3,711 as of December 31, 2017, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$31,503	$23,767	$7,736	32.5%
Gross margin %	70%	69%

Cost of revenue increased by $7.7 million in 2017 compared to 2016. The increase was primarily due to a $4.3 million increase in employee-related costs associated with our increased headcount from 97 employees as of December 31, 2017 to 128 employees as of December 31, 2017. The remaining increase was principally the result of a $1.0 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $2.1 million increase in hosting, software and messaging costs and a $0.3 million increase attributed to office related expenses to support revenue generating activities.

Gross margin percentage increased due to our continued investment in personnel to support our growth in revenue, which was greater than our growth in expenses.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$46,998	$34,847	$12,151	34.9%
% of revenue	45%	45%

Sales and marketing expense increased by $12.2 million in 2017 compared to 2016. The increase was primarily due to a $10.3 million increase in employee-related costs associated with our increased headcount from 180 employees as of December 31, 2016 to 215 employees as of December 31, 2017. The remaining increase was principally the result of a $1.0 million increase in trade show and advertising costs and a $0.8 million increase attributed to office related expenses to support the sales team.

Research and Development Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$22,241	$14,765	$7,476	50.6%
% of revenue	21%	19%

Research and development expense increased by $7.5 million in 2017 compared to 2016. The increase was primarily due to a $7.2 million increase in employee-related costs associated with our increased headcount from 121 employees as of December 31, 2016 to 159 employees as of December 31, 2017. The remaining increase was principally the result of a $0.7 million increase in hosting and software related cost to support research and development activities and a $0.4 million increase in office related expenses to support R&D activities. A total of $6.3 million of internally-developed software costs during 2017 and $5.5 million of internally-developed software costs during 2016 were capitalized, resulting in a decrease of the expense by $0.8 million in 2017.

General and Administrative Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$22,895	$14,293	$8,602	60.2%
% of revenue	22%	19%

General and administrative expense increased by $8.6 million in 2017 compared to 2016. The increase was primarily due to a $7.0 million increase in employee-related costs associated with our increased headcount from 62 employees as of December 31, 2016 to 79 employees as of December 31, 2017. There was an additional increase of $0.4 million to support compliance as a public company, $0.5 million in office related expenses to support the administrative team and a $1.4 million increase in depreciation and amortization. These increases were offset by a $0.7 million decrease in other expenses primarily as result of the gain recognized on the fair value adjustment for the contingent consideration attributed to the acquisition of IDV Solutions, LLC.

Other Expense, Net

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other expense, net	$302	$484	$(182)	(37.6)%
% of revenue	0%	1%

Other expense, net decreased by $0.2 million in 2017 compared to 2016 as a result of an increase in interest expense of $0.2 million related to interest expense due under our convertible senior notes in 2017 compared to interest under our term loan and revolving line of credit in 2016, which were paid off in September 2016 with the proceeds of our initial public offering, or IPO. This increase was offset by an increase of $0.4 million of interest income earned on our short term investments.

Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$47	$(24)	$71	295.8%
% of revenue	0%	(0)%

Income tax expense increased by $0.1 million in 2017 compared to 2016. There were no material items driving the change.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$76,846	$58,720	$18,126	30.9%

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

General and administrative expense increased by $2.0 million in 2016 compared to 2015. The increase was primarily due to a $2.0 million increase in employee-related costs associated with our increased headcount from 62 employees as of December 31, 2015 to 64 employees as of December 31, 2016. There was an additional increase of $0.5 million to support our operations and our preparations to become a public company. These increases were offset by a $0.6 million decrease in professional fees due to a decrease in legal, accounting and audit services in 2016.

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

Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Benefit from income taxes	$(24)	$(562)	$538	(95.7)%
% of revenue	(0)%	(1)%

Benefit from income taxes decreased by $0.5 million in 2016 compared to 2015 due to the placement of a full valuation allowance on our foreign deferred taxes.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $102.8 million as of December 31, 2017, which includes the remaining net proceeds from our follow-on public offering completed in September 2016. We received net proceeds of $9.9 million, after deducting underwriting discounts and offering expenses paid. We also received $98.2 million as a result of our convertible debt offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the debt offering. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances, our available borrowings under our revolving line of credit and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report on Form 10-K titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash and cash equivalents at beginning of period	$60,765	$8,578	$4,412
Cash provided by operating activities	4,863	9,503	4,451
Cash used in investing activities	(71,266)	(9,020)	(7,404)
Cash provided by financing activities	108,475	51,470	7,219
Effects of exchange rates on cash and cash equivalents	(83)	234	(100)
Cash and cash equivalents at end of period	$102,754	$60,765	$8,578

At December 31, 2017, $2.3 million of the $102.8 million of cash and cash equivalents was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

Sources of Funds

Initial and Follow-On Public Offering

On September 21, 2016, we closed our initial public offering in which we issued and sold 6,250,000 shares of common stock at a public offering price of $12.00 per share for net proceeds of approximately $66.1 million, after deducting underwriting discounts and offering expenses paid or payable by us.

In April 2017, we completed a follow-on public offering in which we sold 553,825 shares of our common stock, which included 26,825 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $19.85 per share. We received net proceeds of $9.9 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of December 31, 2017, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

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

Convertible Senior Notes

In November 2017, we completed a public offering of $115.0 million aggregate principal amount of 1.5% convertible senior notes due 2022, or the Notes, including $15.0 million in principal amount of Notes issued upon exercise in full by the underwriters of an option to purchase additional Notes.

The Notes have an initial conversion rate of 29.6626 shares of common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $33.71 per share of common stock and approximately 3.4 million shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of a Note.

In connection with the issuance of the Notes, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls was $12.9 million.

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

Operating activities provided $4.9 million in 2017, primarily from $5.2 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $19.3 million of non-cash operating expenses and partially offset by our net loss of $19.6 million. Specifically, we recognized non-cash charges aggregating $10.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $9.2 million for stock-based compensation expense, $0.6 million for the increase in our accounts receivable provision and $0.5 million related to non-cash interest, offset by a $0.2 million decrease in our non-cash investment income. The change in operating assets and liabilities reflected a $16.4 million increase in deferred revenue and a $3.6 million increase in accrued employee-related expenses due to timing of payments. These increases were partially offset by a $13.1 million increase in accounts receivable, a $0.6 million increase in prepaid expenses, a $0.8 million increase in other assets due to timing of payments made for deferred IPO cost and commissions, a $0.1 million decrease in accounts payable due to the timing of payments made, $0.1 million increase in accrued expenses due to timing of payments made to vendors and a $0.2 million decrease in other liabilities.

Operating activities provided $9.5 million in 2016, primarily from $9.6 million in cash provided as a result of changes in operating assets and liabilities, which was increased by $11.2 million of non-cash operating expenses and partially offset by our net loss of $11.3 million. Specifically, we recognized non-cash charges aggregating $7.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $3.1 million for stock-based compensation expense, $0.4 million for the increase in our accounts receivable provision and $0.1 million related to non-cash interest on notes payable, offset by a $0.1 million decrease in our deferred income taxes. The change in operating assets and liabilities reflected a $12.0 million increase in deferred revenue, a $1.3 million increase in accrued employee-related expenses due to timing of payments, and a $0.5 million increase in accrued expenses due to timing of payments made to vendors. These increases were partially offset by a $2.3 million increase in accounts receivable, a $1.1 million increase in other assets due to timing of payments made for deferred IPO costs and commissions, a $0.4 million decrease in accounts payable due to the timing of payments made and a $0.3 million increase in prepaid expenses as a result of the increase in upfront payments made for insurance services.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment purchases, payments for acquisitions, and purchases of investments. Cash provided by investing activities consist of maturities of investments and monies received from entering into sale leaseback arrangements.

Investing activities used $71.3 million in 2016, primarily from our purchase of IDV for $21.2 million, our investment in software development of $6.2 million, our purchase of property and equipment of $1.7 million, a $0.3 million change in restricted cash and $60.8 million in purchases of short-term investments. This was offset by cash provided of $0.8 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease and maturities of our short-term investments of $18.0 million.

Investing activities used $9.0 million in 2016, primarily from net cash paid in acquisitions of $2.3 million, and our investment in software development of $5.5 million and our investment in property and equipment of $1.0 million.

Financing Activities

Cash generated by financing activities includes proceeds from our initial and follow-on public offerings, borrowings under the Notes, term loan and credit facilities and proceeds from the issuance of common stock upon the exercise of employee stock options and sales of shares through our employee stock purchase plan. Cash used in financing activities includes deferred initial public offering costs, debt issuance cost and payments on capital leases, notes payable and repayments of debt under our credit facilities.

Financing activities provided $108.5 million of cash in 2017, which reflects proceeds of $111.2 million from our offering of the Notes, net of underwriter’s commissions and discounts, proceeds of $9.9 million from our follow-on offering, net of underwriter’s discount and commissions, $2.9 million from the exercise of stock options and proceeds of $1.5 million from sales of shares under our employee stock purchase plan. These amounts were offset by a $12.9 million payment on a capped call hedge taken on the Notes, a $3.8 million payment of contingent consideration related to our Crisis Commander and IDV acquisitions and $3.0 million payment for offering cost related to the IPO which occurred in 2016 but weren’t paid until 2017.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2017:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations (1)	$—	$—	$115,000	$—	$115,000
Operating leases (2)	2,716	4,027	3,192	19	9,954
	$2,716	$4,027	$118,192	$19	$124,954

(1)

Debt obligations include the principal amount of the Notes, as well as interest payments to be made under the Notes. Although the Notes mature in 2022, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. Please see Note 11 of the notes to our consolidated financial statements for more information of the terms of the Notes. The debt obligation balance excludes $25.5 million of debt discount on our balance sheet and shown net of our debt obligations.

(2)

Operating leases include total future minimum rent payments under non-cancelable operating lease agreements as described in note 18 of our consolidated financial statements included in this Annual Report on Form 10-K.

The above table does not include any payments we may have to make under the contingent consideration obligations related to the Crisis Commander and IDV acquisitions. Please see Note 6 of the notes to our consolidated financial statements for more information.

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

Backlog

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.2 years as of December 31, 2017, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.5 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2017, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2017.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $33.71, the Notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 6.93%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments includes cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $102.8 million as of December 31, 2017, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant. We have no outstanding debt subject to interest rate risk as of December 31, 2017. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of December 31, 2017, the applicable prime rate was 4.5%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Although our credit facility and term loan have variable interest rates, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British pounds and Swedish Krona. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$17,069	$18,565	$19,932	$21,280	$22,844	$25,021	$27,312	$29,175
Cost of revenue	5,475	5,676	6,173	6,443	7,654	7,239	8,076	8,534
Gross Profit	11,594	12,889	13,759	14,837	15,190	17,782	19,236	20,641
Operating expenses:
Sales and marketing	8,205	8,849	8,605	9,188	10,906	11,057	11,626	13,409
Research and development	3,180	3,463	3,917	4,205	5,277	5,179	5,626	6,159
General and administrative	3,458	3,128	3,666	4,041	5,200	5,065	6,375	6,255
Total operating expense	14,843	15,440	16,188	17,434	21,383	21,301	23,627	25,823
Operating loss	(3,249)	(2,551)	(2,429)	(2,597)	(6,193)	(3,519)	(4,391)	(5,182)
Other income (expense),net	(131)	(208)	(165)	20	18	69	81	(470)
Loss before (provision for) benefit from income taxes	(3,380)	(2,759)	(2,594)	(2,577)	(6,175)	(3,450)	(4,310)	(5,652)
(Provision for) benefit from income taxes	155	(45)	(35)	(51)	(27)	13	79	(112)
Net loss	$(3,225)	$(2,804)	$(2,629)	$(2,628)	$(6,202)	$(3,437)	$(4,231)	$(5,764)
Other Metrics:
Adjusted EBITDA(1)	$(779)	$58	$334	$392	$(2,324)	$(129)	$807	$1,781

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

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands)
Net loss	$(3,225)	$(2,804)	$(2,629)	$(2,628)	$(6,202)	$(3,437)	$(4,231)	$(5,764)
Interest expense (income), net	137	174	195	(34)	(50)	(75)	(104)	445
Provision for (benefit from) income taxes	(155)	45	35	51	27	(13)	(79)	112
Depreciation and amortization expense	1,793	1,908	1,974	2,067	2,933	2,295	2,418	2,561
Stock-based compensation expense	671	735	759	936	968	1,101	2,803	4,427
Total net adjustments	$2,446	$2,862	$2,963	$3,020	$3,878	$3,308	$5,038	$7,545
Adjusted EBITDA	$(779)	$58	$334	$392	$(2,324)	$(129)	$807	$1,781

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2017.

This Annual Report does not include an attestation report regarding our internal control over financial reporting by our registered public accounting firm due to an exemption established by rules of the Securities and Exchange Commission for emerging growth companies.

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

Changes in Internal Control over Financial Reporting

Throughout 2017, in order to facilitate our adoption of the new revenue recognition accounting standard on January 1, 2018, we implemented internal controls to help ensure we properly evaluated our customer contracts and assessed the impact to our consolidated financial statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2018.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.       Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.       Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.       Exhibits. See (b) below.

(b)Exhibits:

Exhibit Index

Exhibit Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

4.1(3)	Form of common stock certificate of Everbridge, Inc.

4.2(4)	Third Amended and Restated Investors’ Rights Agreement by and among Everbridge, Inc. and certain of its stockholders, dated September 9, 2011 as amended and as currently in effect.

4.3*	Amendment to Third Amended and Restated Investors’ Rights Agreement by and among Everbridge, Inc. and certain of its stockholders, dated November 20, 2017.

4.4(5)	Base Indenture, dated November 20, 2017, between the Company and U.S. Bank National Association, as Trustee.

4.5(6)	First Supplemental Indenture, Dated November 20, 2017, between the Company and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).

10.1(7)	Sublease Agreement, dated as of March 30, 2016, by and between Everbridge, Inc. and Jacobs Engineering Group Inc.

10.2+(8)	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(9)	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.4+(10)	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.

10.5+(11)	2016 Employee Stock Purchase Plan.

10.6+(12)	Non-Employee Director Compensation Plan.

10.7+(13)	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.

10.8+(14)	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Jaime Ellertson.

10.9+(15)	Employment Agreement, dated as of April 13, 2015, by and between Everbridge, Inc. and Kenneth S. Goldman.

10.10+(16)	Employment Agreement, dated as of December 1, 2014, by and between Everbridge, Inc. and Nicholas Hawkins.

Exhibit Number	Description

10.11+(17)	Employment Agreement, dated as of October 6, 2013, by and between Everbridge, Inc. and Scott Burnett.

10.12+(18)	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Gary Phillips.

10.13+(19)	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.

10.14+(20)	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Yuan Cheng.

10.15+(21)	Employment Agreement, dated as of November 3, 2015, by and between Everbridge, Inc. and Elliot J. Mark.

10.16+(22)	Employment Agreement, dated as of January 26, 2016, by and between Everbridge, Inc. and Joel Rosen.

10.17+(23)	Employment Agreement, dated as of October 28, 2016, by and between Everbridge, Inc. and Claudia Dent.

10.18+(24)	Employment Agreement, dated as of June 22, 2017, by and between Everbridge, Inc. and Javier Colado.

10.21(25)	Loan and Security Agreement, dated as of June 30, 2015, by and between Everbridge, Inc. and Western Alliance Bank, as amended.

10.22+(26)	2016 Bonus Plan of Everbridge, Inc.

10.23+(27)	2017 Bonus Plan of Everbridge, Inc.

10.24(28)	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.

21.1*	Subsidiaries of Everbridge, Inc.

23.1*	Consent of KPMG, LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2017, and incorporated herein by reference.
(6)	Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2017, and incorporated herein by reference.
(7)

Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(8)

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

(10)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 14, 2017, and incorporated herein by reference.
(11)

Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(12)

Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(13)

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

(20)

Previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(21)

Previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(22)

Previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-213217), filed with the Securities and Exchange Commission on September 6, 2016, and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2017, and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 14, 2017, and incorporated herein by reference.
(25)

Previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(26)

Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2016, and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 14, 2017, and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2017, and incorporated herein by reference.
*	Filed herewith.
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

Everbridge, Inc.

Date: March 12, 2018	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: March 12, 2018	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaime Ellertson	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2018
Jaime Ellertson

/s/ Kenneth S. Goldman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2018
Kenneth S. Goldman

/s/ Richard D’Amore	Director	March 12, 2018
Richard D’Amore

/s/ Bruns Grayson	Director	March 12, 2018
Bruns Grayson

/s/ David Henshall	Director	March 12, 2018
David Henshall

/s/ Kent Mathy	Director	March 12, 2018
Kent Mathy

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Everbridge, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Los Angeles, California

March 12, 2018

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$102,754	$60,765
Restricted cash	297	—
Investments	42,908	—
Accounts receivable, net	31,699	17,812
Prepaid expenses	2,563	1,770
Other current assets	3,240	2,536
Total current assets	183,461	82,883
Property and equipment, net	2,796	2,923
Capitalized software development costs, net	10,005	8,792
Goodwill	31,328	9,676
Intangible assets, net	8,634	3,940
Other assets	189	108
Total assets	$236,413	$108,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,446	$2,434
Accrued payroll and employee related liabilities	11,111	7,456
Accrued expenses	1,825	1,957
Deferred revenue	70,090	51,388
Contingent consideration liabilities	682	—
Other current liabilities	808	548
Total current liabilities	86,962	63,783
Long-term liabilities:
Deferred revenue, noncurrent	2,982	1,246
Convertible senior notes	89,481	—
Deferred tax liabilities	482	494
Other long term liabilities	515	447
Total liabilities	180,422	65,970
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,330,460 and 27,150,674 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	164,995	132,246
Accumulated deficit	(109,252)	(89,618)
Accumulated other comprehensive loss	220	(303)
Total stockholders’ equity	55,991	42,352
Total liabilities and stockholders’ equity	$236,413	$108,322

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$104,352	$76,846	$58,720
Cost of revenue	31,503	23,767	19,789
Gross profit	72,849	53,079	38,931
Operating expenses:
Sales and marketing	46,998	34,847	25,925
Research and development	22,241	14,765	11,521
General and administrative	22,895	14,293	12,272
Total operating expenses	92,134	63,905	49,718
Operating loss	(19,285)	(10,826)	(10,787)
Other income (expense), net:
Interest income	475	34	1
Interest expense	(691)	(506)	(538)
Other expenses, net	(86)	(12)	(62)
Total other expense, net	(302)	(484)	(599)
Loss before income taxes	(19,587)	(11,310)	(11,386)
(Provision for) benefit from income taxes	(47)	24	562
Net loss	$(19,634)	$(11,286)	$(10,824)
Net loss per share attributable to common stockholders:
Basic	$(0.70)	$(0.68)	$(0.88)
Diluted	$(0.70)	$(0.68)	$(0.88)
Weighted-average common shares outstanding:
Basic	27,862,375	16,659,561	12,257,413
Diluted	27,862,375	16,659,561	12,257,413

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	523	(290)	29
Total other comprehensive (loss) income	523	(290)	29
Total comprehensive loss	$(19,111)	$(11,576)	$(10,795)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A preferred stock		Series A-1 preferred stock		Common stock		Class A common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	Shares	Par value	Shares	Par value	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2014	3,129,084	$3	5,225,879	$5	11,237,257	$11	1,164,105	$1	$62,203	$(67,508)	$(42)	$(5,327)
Stock-based compensation	—	—	—	—	6,023	—	—	—	1,522	—	—	1,522
Repurchase of common stock	—	—	—	—	(173,913)	—	—	—	(1,500)	—	—	(1,500)
Exercise of stock options	—	—	—	—	37,559	—	—	—	49	—	—	49
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	—	—	—	—	(10,824)	—	(10,824)
Balance at December 31, 2015	3,129,084	$3	5,225,879	$5	11,106,926	$11	1,164,105	$1	$62,274	$(78,332)	$(13)	$(16,051)
Stock-based compensation	—	—	—	—	—	—	—	—	3,101	—	—	3,101
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	6,250,000	6	—	—	66,097	—	—	66,103
Conversion of convertible preferred stock and Class A common stock into common stock	(3,129,084)	(3)	(5,225,879)	(5)	9,519,068	9	(1,164,105)	(1)	—	—	—	—
Cashless exercise of common stock warrant	—	—	—	—	100,683	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	163,968	1	—	—	749	—	—	750
Exercise of common stock warrant	—	—	—	—	10,029	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(290)	(290)
Net loss	—	—	—	—	—	—	—	—	—	(11,286)	—	(11,286)
Balance at December 31, 2016	—	$—	—	$—	27,150,674	$27	—	$—	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	—	—	—	—	—	—	9,299	—	—	9,299
Issuance of common stock in follow-on offering, net of issuance costs	—	—	—	—	553,825	1	—	—	9,869	—	—	9,870
Purchase of convertible note capped call hedge	—	—	—	—	—	—	—	—	(12,922)	—	—	(12,922)
Equity component of convertible notes	—	—	—	—	—	—	—	—	22,094	—	—	22,094
Exercise of stock options	—	—	—	—	497,175	—	—	—	2,869	—	—	2,869
Issuance of shares under employee stock purchase plan	—	—	—	—	128,786	—	—	—	1,540	—	—	1,540
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	523	523
Net loss	—	—	—	—	—	—	—	—	—	(19,634)	—	(19,634)
Balance at December 31, 2017	—	$—	—	$—	28,330,460	$28	—	$—	$164,995	$(109,252)	$220	$55,991

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(19,634)	$(11,286)	$(10,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,207	7,742	5,976
Loss on disposal of assets	15	74	—
Deferred income taxes	(47)	(138)	(431)
Accretion of interest on debt	493	—	130
Non-cash interest expense on line of credit and term loan	—	67	11
Non-cash investment income	(204)	—	—
Provision for doubtful accounts and sales return reserve	637	387	366
Stock-based compensation	9,218	3,056	1,488
Change in fair value of contingent consideration obligation	(1,020)	—	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(13,067)	(2,295)	(4,813)
Prepaid expenses	(551)	(348)	(656)
Other assets	(785)	(1,096)	(408)
Accounts payable	(90)	(423)	866
Accrued payroll and employee related liabilities	3,596	1,312	1,181
Accrued expenses	(132)	539	(171)
Deferred revenue	16,378	11,982	11,623
Other liabilities	(151)	(70)	113
Net cash provided by operating activities	4,863	9,503	4,451
Cash flows from investing activities:
Capital expenditures	(1,667)	(970)	(2,502)
Proceeds from sale leaseback transaction	794	—	—
Payments for acquisition of business, net of acquired cash	(21,235)	(2,306)	—
Additions to capitalized software development costs	(6,160)	(5,494)	(4,902)
Change in restricted cash	(294)	—	—
Purchase of short-term investments	(60,764)	—	—
Maturities of short-term investments	18,060	—	—
Purchase of intangibles	—	(250)	—
Net cash used in investing activities	(71,266)	(9,020)	(7,404)
Cash flows from financing activities:
Proceeds from line of credit	—	9,500	12,000
Payments on line of credit	—	(19,500)	(5,000)
Payments of issuance costs relating to line of credit and term loan	—	(19)	(59)
Principal payments on capital leases	—	(58)	(101)
Proceeds from public offering, net of underwriters discounts and commissions	10,444	69,750	—
Payments of public offering costs	(872)	(1,960)	(1,391)
Payments on notes payable	—	(2,018)	(1,779)
(Payments) proceeds from term loan	—	(5,000)	5,000
Proceeds from issuance of convertible notes	115,000	—	—
Payments of debt issuance costs	(3,834)	—	—
Purchase of convertible note capped call hedge	(12,922)	—	—
Payments of contingent consideration obligation	(3,750)	—	—
Proceeds from employee stock purchase plan	1,540	—	—
Proceeds from warrant exercises	—	25	—
Proceeds from option exercises	2,869	750	49
Repurchase of common stock	—	—	(1,500)
Net cash provided by financing activities	108,475	51,470	7,219
Effect of exchange rates on cash and cash equivalents	(83)	234	(100)
Net increase in cash and cash equivalents	41,989	52,187	4,166
Cash and cash equivalents—beginning of year	60,765	8,578	4,412
Cash and cash equivalents—end of year	$102,754	$60,765	$8,578
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$495	$369
Taxes, net of (refunds)	$28	$(117)	$124
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$73	$104	$63
Deferred offering costs in accounts payable and accrued expenses	$—	$298	$1,175
Stock-based compensation capitalized for software development	$81	$45	$34
Debt issuance costs included in accounts payable and accrued expenses	$84	$—	$—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Commander and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Sweden, England and China.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Recently Adopted Accounting Pronouncements

Under the Jumpstart our Business Startups Act, or the JOBS Act, we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends and simplifies the accounting for share-based payment awards in three areas: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. ASU 2016-09 also provides an accounting policy election to account for forfeitures as they occur. We adopted this guidance on January 1, 2017. The impact on the Company’s consolidated financial statements was not material due to the full valuation allowance on our deferred tax assets. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The impact on the Company’s consolidated financial statements was not material impact on its financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, or the new revenue standard. The new revenue standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer. The new revenue standard will be effective on January 1, 2018. The standard permits the use of either a full retrospective or modified retrospective transition method.

The Company will adopt the new revenue standard as of January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.

We do not expect the new revenue standard to have a material impact on our revenue upon adoption. The primary impact of adopting the new revenue standard relates to the deferral of incremental costs of obtaining contracts. We have substantially completed our assessment of the impacts of the new revenue standard on incremental costs of obtaining contracts and we expect to record an adjustment to decrease accumulated deficit as of January 1, 2018 by approximately $7.5 to $9.0 million related to the accounting for the cost of sales commissions. Historically, sales commissions and other incremental costs to obtain contracts are deferred over a one year period. Under the new revenue standard, such costs will be deferred and recognized over the period of benefit which we have determined to be four years. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new revenue standard’s reporting and disclosure requirements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Contingent Consideration Liability

The Company recorded a contingent consideration liability upon the acquisition of Svensk Krisledning AB, or Crisis Commander, on December 30, 2016 and IDV Solutions LLC on January 27, 2017 (See Note 6). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss. The Company determined the fair value of the contingent consideration using the probability adjusted discounted cash flow method. The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving sales milestones, the period in which these milestones are expected to be achieved, and discount rates. At December 31, 2017 and 2016, it was determined to be probable that the Company would achieve certain sales and operational milestones as included in the Crisis Commander and IDV Solutions LLC purchase agreement. This resulted in the recognition of an obligation of $0.7 million and $0.4 million at December 31, 2017 and 2016, respectively.  As of December 31, 2016 the contingent consideration attributed to Crisis Commander was classified under other long term liabilities.

Significant increases or decreases in the probabilities of achieving the milestones would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the period in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company expects to pay the contingent consideration in March 2018.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States and the United Kingdom and are generally denominated in U.S. dollars or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2017 and 2016. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2017 and 2016.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited into money market funds. Cash and cash equivalents are stated at cost which approximates fair value.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $42.9 million and none at December 31, 2017 and 2016, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at December 31, 2017 have maturity dates within one year. Short-term investments are stated at cost which approximates fair value.

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

Deferred Offering Costs

Deferred offering costs consist primarily of direct incremental costs related to the Company’s proposed IPO of its common stock. Upon the completion of the Company’s IPO in September 2016, $3.6 million was offset against the proceeds of the offering. Upon completion of the Company’s follow-on offering in April 2017, $0.6 million was offset against the proceeds of the offering.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally, two to seven years, five years, and two to seven years, respectively.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on November 30.

The Company performed a qualitative goodwill assessment at November 30, 2017 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Based on the foregoing, the Company determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount and therefore that no further impairment testing was required.

Debt Issuance Costs

Debt issuance costs related to the convertible senior notes have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of the Company’s subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization.

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $1.2 million, $1.1 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, which are issued under the Company’s 2008 and 2016 equity incentive plans, and restricted stock units, or RSUs, and employee stock purchase plan awards.

Stock-based compensation related to stock options and RSUs is measured at the grant date based on the fair value of the award and is recognized straight-line as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of the stock options and RSUs. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock and the expected forfeiture rate.

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

On December 22, 2017, "H.R.1," known as the "2017 Tax Act," was signed into law. The primary impact of H.R.1 on the Company’s consolidated results from operations for the year ended December 31, 2017 and consolidated balance sheet as of December 31, 2017 was the revaluation of deferred taxes by $7.2 million resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Given cumulative overseas deficits, no liability for foreign earnings and profits has been established.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

(3) Accounts Receivable, Net

Accounts receivable, net, is as follows (in thousands):

	As of December 31,
	2017	2016
Accounts receivable	$32,662	$18,231
Allowance for doubtful accounts and sales return reserve	(963)	(419)
Net accounts receivable	$31,699	$17,812

Bad debt expense for the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.4 million and $0.2 million, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	As of December 31,
	2017	2016
Allowance, at beginning of period	$(374)	$(381)
Charged to bad debt expense	(558)	(387)
Write-offs, net of recoveries	69	394
Allowance, at end of period	$(863)	$(374)

The following table summarizes the changes in the sales reserve (in thousands):

	As of December 31,
	2017	2016
Balance, beginning of period	$(45)	$(45)
Additions	(79)	—
Write-offs	24	—
Balance, end of period	$(100)	$(45)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consists of the following at December 31, 2017 and 2016 (in thousands):

	Useful life	As of December 31,
	in years	2017	2016
Furniture and equipment	5	$1,854	$928
System hardware	5	1,623	3,320
Office computers	3	2,586	1,777
Computer and system software	3	1,193	1,478
		7,256	7,503
Less accumulated depreciation and amortization		(4,460)	(4,580)
Property and equipment, net		$2,796	$2,923

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.7 million and $1.4 million, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following at December 31, 2017 and 2016 (in thousands):

			As of December 31, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$36,899	3 years	$(26,894)	$10,005
Total capitalized software development costs	$36,899		$(26,894)	$10,005

			As of December 31, 2016
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$30,658	3 years	$(21,866)	$8,792
Total capitalized software development costs	$30,658		$(21,866)	$8,792

The Company capitalized software development costs of $6.2 million and $5.5 million during the years ended December 31, 2017 and 2016, respectively.

The total amortization expense related to capitalized software development costs for the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $4.9 million and $3.0 million, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization, as of December 31, 2016, for each of the next three years is as follows:

Year ending December 31:

(in thousands)
2018	$5,076
2019	3,433
2020	1,496
$10,005

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(6) Business Combinations

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

In addition, in order to earn any future contingent consideration, IDV is required to meet certain billings thresholds at June 30, 2017 and December 31, 2017. At the date of the acquisition, the Company assessed the probabilities of IDV meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the fair value of the contingent consideration was determined to be $5.0 million. Based on sales and billings thresholds met as of June 30, 2017, the Company paid $3.8 million of the contingent consideration as of December 31, 2017. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan. The Company acquired IDV for its customer base and to complement some of the existing facets of its business with the Company’s existing customers.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of IDV made by the Company. The following table also summarizes the aggregate consideration for IDV as of December 31, 2017 (in thousands):

Assets acquired	IDV
Accounts receivable	$1,462
Other assets	242
Property and equipment	174
Trade names	1,590
Acquired technology	2,490
Customer relationships	3,400
Non-compete arrangement	240
Goodwill	21,196
Total assets acquired	$30,794
Liabilities assumed
Accounts payable and accrued expenses	$347
Deferred revenue	4,060
Other liabilities	132
Net assets acquired	$26,255
Consideration paid
Cash paid, net of cash acquired	$21,235
Acquisition date fair value of contingent consideration	5,020
Total	$26,255

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

For the year ended December 31, 2017, the Company incurred transaction costs of $0.1 million in connection with the IDV acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the year ended December 31, 2017 and 2016 as if the acquisition of IDV had taken place on January 1, 2016.  The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses:

	Revenue	Net loss
Results of acquired business included in our twelve months ended (in thousands):
For the year ended December 31, 2017 pro forma	$104,889	$(19,779)
For the year ended December 31, 2016 pro forma	$87,092	$(12,533)

	Year Ended December 31,
	2017	2016
Basic and diluted earnings per share pro forma	$(0.71)	$(0.75)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at January 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Crisis Commander Acquisition

On December 30, 2016, the Company completed the acquisition of Crisis Commander, a privately held SaaS mobile crisis management company based out of Norsborg, Sweden. The acquisition was consummated pursuant to a purchase agreement for a purchase price of $2.7 million, subject to earn out payments contingent on meeting certain revenue thresholds which are expected to be paid in March 2018.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(7) Goodwill and Intangible Assets

Goodwill was $31.3 million and $9.7 million as of December 31, 2017 and 2016, respectively. There were no impairments recorded against goodwill in 2017, 2016 or 2015. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2015	$7,839
Crisis Commander acquisition	1,837
Balance at December 31, 2016	9,676
IDV acquisition	21,196
Foreign currency translation	456
Balance at December 31, 2017	$31,328

Intangible assets consisted of the following finite lived intangible assets at December 31, 2017 and 2016 (in thousands):

			As of December 31, 2017
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.04	$(2,017)	$2,048
Tradenames	2,495	5.18	(701)	1,794
Non-compete	240	2.00	(110)	130
Customer relationships	8,556	5.00	(3,894)	4,662
Total intangible assets	$15,356		$(6,722)	$8,634

			As of December 31, 2016
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$1,490	3.60	$(878)	$612
Tradenames	883	6.08	(254)	629
Customer relationships	4,779	5.00	(2,080)	2,699
Total intangible assets	$7,152		$(3,212)	$3,940

Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $1.2 million and $1.5 million, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $1.1 million, $0.2 million and $0.4 million for the period ended December 31, 2017, 2016 and 2015, respectively.

The expected amortization of the intangible assets, as of December 31, 2017, for each of the next five years and thereafter is as follows:

(in thousands)
2018	$3,296
2019	2,587
2020	1,345
2021	1,274
2022 and thereafter	132
$8,634

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(8) Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2017 and 2016, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,521	—	—	$35,521
U.S. treasury securities	—	11,974		11,974
U.S. government and agency securities	—	50,352	—	50,352
Short-term investments:
U.S. treasury securities	—	12,972	—	12,972
U.S. government and agency securities	—	29,936	—	29,936
Total financial assets	$35,521	$105,234	$—	$140,755
Liabilities:
Contingent consideration	—	—	$682	$682
Total financial liabilities	$—	$—	$682	$682

	As of December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents
Money market funds	$57,032	—	—	$57,032
Total financial assets	$57,032	$—	$—	$57,032
Liabilities:
Contingent consideration	—	—	$388	$388
Total financial liabilities	$—	$—	$388	$388

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the year ended December 31, 2017 and 2016 respectively. The Company did not have any short-term investments as of December 31, 2016.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2017 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair value at December 31, 2015	$—
Contingent consideration from Crisis Commander acquisition	388
Fair value at December 31, 2016	$388
Foreign currency translation	44
Contingent consideration from IDV acquisition	5,020
Change in fair value of contingent consideration obligation from IDV acquisition	(1,020)
Payments made during the year from IDV acquisition	(3,750)
Fair value at December 31, 2017	$682

At December 31, 2016, the Company recorded the contingent consideration from the Crisis Commander acquisition under long-term other liabilities.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of December 31, 2017 the fair value of the convertible senior notes was determined to be $126.9 million and the carrying value of the notes were $89.5 million.

(9) Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(16,642)	$(8,572)	$(8,016)
Foreign	(2,945)	(2,738)	(3,370)
Total	$(19,587)	$(11,310)	$(11,386)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 34% tax rate was applied as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax at federal statutory rate	$(6,659)	$(3,846)	$(3,871)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(421)	(183)	(103)
Nondeductible permanent items	1,506	1,012	567
Foreign rate differential	599	662	474
Tax rate change	7,226	(13)	(74)
Adjustment to deferred taxes	37	(132)	(525)
Change in valuation allowance	(2,291)	2,351	2,921
Uncertain tax positions	76	83	50
Other	(26)	42	(1)
Total	$47	$(24)	$(562)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2017, 2016 and 2015 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, deferred tax state rate adjustment, share-based compensation and other non-deductible permanent items, and the change in valuation allowance. The Company’s China, Sweden and U.K. subsidiaries were subject to 25%, 22% and 20% applicable statutory income tax rates, respectively, for the periods presented.

The provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$(23)	$—	$(14)
State	51	31	4
Foreign	31	109	(101)
	59	140	(111)
Deferred:
Federal	3,307	(1,823)	(2,536)
State	(669)	(396)	(315)
Foreign	(359)	(296)	(521)
	2,279	(2,515)	(3,372)
Change in valuation allowance	(2,291)	2,351	2,921
Total	$47	$(24)	$(562)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) at December 31, 2017 and 2016 are comprised of the following:

	As of December 31,
	2017	2016
	(in thousands)
Deferred rent	$133	$47
AMT credit	9	31
Accrued expenses	1,474	1,091
Deferred revenue	292	441
Net operating loss carryforward	14,957	18,722
Other assets	1,643	423
Intangible assets	(2,210)	(2,173)
Property and equipment	(190)	(166)
Other liabilities	—	(28)
Valuation allowance	(16,590)	(18,882)
Total non-current deferred income tax liabilities	$(482)	$(494)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2017 and 2016, a valuation allowance of $16.6 million and $18.9 million, respectively, has been recorded since it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2017, the Company has federal and state net operating loss carryforwards of $52.4 million and $45.6 million, respectively, which expire in varying amounts through 2036. At December 31, 2016, the Company has federal and state net operating loss carryforwards of $46.2 million and $40.5 million, respectively. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize its Net Operating Losses, or NOLs, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate. The Company has not completed a Section 382 study at this time; however should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

For the period ended December 31, 2017, 2016 and 2015, the Company has recorded income tax expense of $76,000, $83,000 and $50,000 related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2017 and 2016, the Company had accrued $11,000 and $8,000 in interest and penalties related to uncertain tax positions.

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

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21%, which reduced the Company's net deferred tax assets, before valuation allowance, by $7.2 million. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance, except for an immaterial amount that is reflected in income tax expense related to the rate re-measurement of the tax deductible goodwill. The Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2017.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance of unrecognized tax benefits	$250	$167	$117
Additions for current year tax positions	65	75	50
Ending balance (excluding interest and penalties)	315	242	167
Interest and penalties	11	8	—
Total	$326	$250	$167

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. As of December 31, 2017, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2012.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2017, the Company had $0.2 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

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

As of December 31, 2017 and 2016, $0 and $0 was outstanding under the line of credit, respectively. There was $15.0 million and $15.0 million of unused borrowing availability under the line of credit at December 31, 2017 and 2016, respectively.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Interest cost incurred and charged to expense related to the term loan and line of credit was $0 and $0.5 million, respectively, for the year ended December 31, 2017 and 2016.

(11) Convertible Senior Notes

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes, or the Notes, due November 1, 2022, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are unsecured and rank: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The Notes have an initial conversion rate of 29.6626 shares of common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $33.71 per share of common stock and approximately 3.4 million shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a Note.

Prior to the close of business on the business day immediately preceding May 1, 2022, the Notes will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the business day immediately preceding May 1, 2022, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

•

during the five business day period after any five consecutive trading day period, or the Notes Measurement Period, in which the “trading price” (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the conversion rate on each such trading day;

•	If the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date; or
•	upon the occurrence of specified corporate events.

As of December 31, 2017, the Notes are not yet convertible.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its Notes to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes were not considered redeemable.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $3.2 million, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $0.8 million, and were netted with the equity component in shareholders’ equity.

The Notes consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Liability component:
Principal	$115,000	—
Less: debt discount, net of amortization	(25,519)	—
Net carrying amount	$89,481	—
Equity component (a)	22,094	—

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2017	2016
1.50% coupon	$192	$—
Amortization of debt discount and transaction costs	499	—
	$691	$—

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2017, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$126,931	$89,481	$—	$—

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of our common stock of $29.72 on December 31, 2017, the if-converted value of the Notes was less than their respective principal amounts.

(12) Stockholders’ Equity

Preferred Stock

As of December 31, 2017, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

At December 31, 2017 and 2016, there are 28,330,460 and 27,150,674 shares of common stock issued and outstanding, respectively.

(13) Stock Plans and Stock-Based Compensation

2008 Plan

In June 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, which permits the granting of stock options to the Company’s’ employees, directors and consultants. The total number of shares authorized for awards of stock options under the 2008 Plan was 1,472,261 shares of common stock. On September 7, 2011, that number was increased to 2,426,087, on May 1, 2012, the number was decreased to 2,269,749 and on July 15, 2015 the number was increased to 3,226,271. Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

In connection with our IPO, our board of directors resolved not to make future grants under our 2008 Plan. The 2008 Plan will continue to govern outstanding awards granted thereunder.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2016 Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the 2008 Plan at the time the 2016 Plan became effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.  As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. As of December 31, 2017, there were 982,963 shares available for grant under the 2016 Plan and as of December 31, 2016 there were 2,005,483 shares available for grant under the 2016 Plan. Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of our common stock as reported on The Nasdaq Global Market. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

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

For the year ended December 31, 2017, 128,786 shares of common stock were purchased under the 2016 ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP.  As of December 31, 2017 and 2016, total recognized compensation cost was $0.6 and $0.2 million, respectively, and unrecognized compensation cost related to the 2016 ESPP was $0.1 million, which will be amortized over a weighted-average period of 0.25 years. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2017, 2016 and 2015, was $22.84, $14.49 and $12.19, respectively. The Company recorded stock-based compensation expense of $5.3 million, $3.1 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, attributed to stock options.

The total intrinsic value of options exercised in 2017, 2016 and 2015 was $9.1 million, $1.6 million and $0.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2017, 2016 and 2015 the total intrinsic value of all outstanding options was $32.1 million, $15.9 million and $10.1 million.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2017, 2016 and 2015.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following assumptions.

	Year Ended December 31,
	2017	2016	2015
Employee Stock Options:
Fair value of common stock	$18.05 - $26.50	$14.21 - $18.83	$9.37 - $13.63
Expected term (in years)	6.00 - 6.11	5.29 - 6.11	5.09 - 6.15
Expected volatility	50% - 60%	60% - 70%	60%
Risk-free interest rate	1.82% - 2.47%	1.21% - 2.55%	1.41% - 1.94%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50	—
Expected volatility	60%	60%	—
Risk-free interest rate	0.45% - 1.18%	0.45%	—
Dividend rate	0%	0%	—

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

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $14.9 million and $6.6 million as of December 31, 2017 and 2016, respectively, and is expected to be recognized over a weighted average period of 2.97 years and 2.59 years as of December 31, 2017 and 2016, respectively. The amount of cash received from the exercise of stock options in 2017 and 2016 was $2.9 million and $0.8 million, respectively.

A summary of activities under the 2008 Plan and 2016 Plan is shown as follows for the years ended December 31, 2017 and 2016:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2015	1,821,722	$8.68
Granted	292,204	$14.75
Exercised	(163,968)	$4.30
Forfeited	(65,533)	$8.03
Outstanding at December 31, 2016	1,884,425	$10.02
Granted	1,096,881	$22.84
Exercised	(497,175)	$5.77
Forfeited	(43,841)	$15.60
Outstanding at December 31, 2017	2,440,290	$16.55

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,440,290	8.28	$16.55	748,148	7.00	$10.39

Outstanding as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2016	Remaining contractual life (years)	Weighted average exercise price
1,884,425	7.86	$10.02	809,900	7.13	$6.81

Vested and nonvested stock option activity under the 2008 Plan and 2016 Plan was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2017	748,148	$10.39	1,692,142	$19.27
Outstanding at December 31, 2016	809,900	$6.81	1,074,525	$12.44

Restricted Stock Units

During 2017, we granted 392,000 restricted stock units, or RSUs, to members of our senior management pursuant to the 2016 Plan. We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant. During the year ended December 31, 2017 and 2016 we recorded $1.1 million and none, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date. There were no restricted stock units which vested during the year ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, there was $8.4 million of unrecognized compensation expense related to unvested employee restricted stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.6 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Market-Based Restricted Stock Units

During 2017, we granted 392,000 market-based restricted stock units to members of our senior management pursuant to the 2016 Plan. The restricted stock units vest based on the Company achieving certain stock price thresholds which range from $35 per share to $55 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of our common stock on the date of issuance of the market-based restricted stock units was between $23.17 and $26.50 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.37%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the years ended December 31, 2017 and 2016, we recognized $2.9 million and $0, respectively, of stock compensation expense in connection with these awards.

As of December 31, 2017, there was $8.2 million of unrecognized compensation expense related to unvested market based awards which is expected to be recognized over a weighted-average period of approximately 0.9 years. We recognize compensation cost on a straight-line basis over the service period for the entire award.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

A summary of activity in connection with our RSUs and market-based RSUs for the year ended December 31, 2017 is as follows:

Number of Shares
Outstanding as of December 31, 2016	—
Granted	784,000
Vested	—
Forfeited	—
Outstanding as of December 31, 2017	784,000

None of the RSUs and market-based RSUs had vested as of December 31, 2017.

The Company classified stock based compensation relating to stock options and RSUs in the following captions in the accompanying consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$578	$180	$150
Sales and marketing	2,419	725	315
Research and development	1,514	348	297
General and administrative	4,788	1,848	760
Total	$9,299	$3,101	$1,522

(14) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchases, restricted stock awards, restricted stock units and shares issuable upon a potential conversion of the convertible senior notes using the treasury stock method. In loss periods, the earnings per share calculation excludes common equivalents shares because their inclusion would be antidilutive.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options	2,440,290	1,884,425	1,821,722
Shares to be issued under ESPP	44,320	83,790	—
Restricted stock units	784,000	—	—
Convertible senior notes	3,411,199	—	—
Series A-1 preferred stock warrants	—	—	130,384
Convertible preferred stock	—	—	8,354,963
Total	6,679,809	1,968,215	10,307,069

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In connection with the issuance of the convertible senior notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the convertible senior notes. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Plan, 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2017 is as follows:

Number of Shares
Stock options issued and outstanding	2,440,290
Additional shares available for grant under equity plans	1,554,177
Total	3,994,467

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

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90%, 90% and 86% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. No other individual country comprised more than 10% of total revenue for the fiscal years ended December 31, 2017, 2016 and 2015. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2017 and 2016, more than 88% of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. There were no cash contributions made to the plan by the Company for the years ended December 31, 2017 and 2016. Contribution expense recognized for the 401(k) plan was $0.7 million, $0, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(18) Commitments and Contingencies

The following table summarizes the Company’s lease and debt obligations at December 31, 2017 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations (1)	$—	$—	$115,000	$—	$115,000
Operating leases (2)	2,716	4,027	3,192	19	9,954
	$2,716	$4,027	$118,192	$19	$124,954

(1)	The debt obligation balance excludes $25.5 million of debt discount capitalized on our balance sheet and shown net of our debt obligations.
(2)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Maidenhead, England; Lansing, Michigan; Orlando, Florida; Norsborg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

In December 2016, we entered into a new lease for our executive offices in Burlington, Massachusetts that will increase our future minimum lease payments beginning in June 2017 by $7.1 million over the next four years.

In January 2017, as a result of the acquisition of IDV, the Company inherited leases for IDV’s executive offices in Lansing, Michigan and sales office in Orlando, Florida which will expire over the next seven years and will account for $1.3 million in minimum lease payments.

In June 2017, the Company entered into a new lease for its offices in Beijing, China that will increase its future minimum lease payments beginning in July 2017 by $0.6 million over the next two years.

In June 2017, the Company entered into a new lease for its offices in Maidenhead, England that will increase its future minimum lease payments beginning in July 2017 by $0.2 million over the next four years.

Future minimum lease payments under non-cancelable capital and operating leases in effect at December 31, 2017 are as follows (in thousands):

Operating
2018	$2,716
2019	2,102
2020	1,925
2021	1,894
2022 and thereafter	1,317
Total minimum lease payments	$9,954

(b) Rent

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $1.6 million and $1.7 million, respectively.

Rent expense of $38,000, 44,000 and $50,000 for the years ended December 31, 2017, 2016 and 2015, respectively, was paid to the former owner of Vocal who is no longer an employee of the Company.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Deferred rent expense at December 31, 2017 and 2016 was $0.5 million and $0.1 million, respectively, and was recorded in accrued expenses.

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

(19) Subsequent Events

On February 13, 2018, the Company entered into a Transaction Agreement, or the Transaction Agreement, with Unified Messaging Systems ASA, or UMS, pursuant to which the Company agreed to make an offer to purchase all of the outstanding shares of UMS, or the Acquisition. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein and upon approval of an offer document by the Oslo Børs ASA, Holdings has agreed to commence a tender offer, or the Offer, to purchase all of the issued and outstanding shares of capital stock of UMS, or the Shares, at a price of 1.37 Norwegian kroner per share, or the Offer Price. As of the date hereof, there are 195,723,625 Shares issued and outstanding. Based on the Offer Price, the aggregate price for the Shares would be approximately 268 million Norwegian kroner.

The closing of the tender offer for UMS shares is subject to satisfaction or waiver of customary closing conditions, including a minimum acceptance of at least 90% on a fully diluted basis or such lower percentage (not being less than 50%) of the UMS shares as we and Holdings determine, and no material adverse change having occurred in UMS. The offer is not subject to any financing condition or any regulatory approvals. Holdings will finance the transaction with existing cash balances. The offer document includes the recommendation of the offer by the Board of Directors of UMS. The Board of Directors of UMS has the right to amend or withdraw its recommendation of the offer in the event a superior competing offer is made that is not matched by Holdings within four days of being provided with notice thereof. Any such amendment or withdrawal will permit Holdings to withdraw from the offer.

UMS has agreed to pay Holdings a break-fee of 12.5 million Norwegian kroner in the event that the recommendation of the offer issued by the Board of Directors of UMS is withdrawn or amended, or the offer lapses following the announcement of a competing offer that results in the acquisition of UMS. Holdings intends to make a compulsory acquisition of the remaining shares in UMS upon acquiring not less than 90% of the shares in UMS under the offer. Further, upon such acquisition, Holdings intends to propose to the general meeting of UMS that an application be filed with the Oslo Stock Exchange to de-list the shares of UMS.