Form 10-Q
period 2018-03-31
EVERBRIDGE, INC.
filed 2018-05-10
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2018, the registrant had 28,751,148 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$103,633	$103,051
Short-term investments	48,499	42,908
Accounts receivable, net	22,393	31,699
Prepaid expenses	4,214	2,563
Deferred costs	5,038	2,429
Other current assets	3,079	811
Total current assets	186,856	183,461
Property and equipment, net	2,481	2,796
Capitalized software development costs, net	10,755	10,005
Goodwill	31,077	31,328
Intangible assets, net	7,952	8,634
Deferred costs	7,478	—
Other assets	247	189
Total assets	$246,846	$236,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,029	$2,446
Accrued payroll and employee related liabilities	15,513	11,111
Accrued expenses	3,209	1,825
Deferred revenue	68,514	70,090
Contingent liabilities	674	682
Other current liabilities	1,331	808
Total current liabilities	92,270	86,962
Long-term liabilities:
Deferred revenue, noncurrent	2,486	2,982
Convertible senior notes	90,615	89,481
Deferred tax liabilities	512	482
Other long term liabilities	465	515
Total liabilities	186,348	180,422
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,723,250 and 28,330,460 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	29	28
Additional paid-in capital	173,013	164,995
Accumulated deficit	(112,497)	(109,252)
Accumulated other comprehensive income (loss)	(47)	220
Total stockholders’ equity	60,498	55,991
Total liabilities and stockholders’ equity	$246,846	$236,413

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$30,519	$22,844
Cost of revenue	9,660	7,654
Gross profit	20,859	15,190
Operating expenses:
Sales and marketing	15,776	10,906
Research and development	8,171	5,277
General and administrative	7,844	5,200
Total operating expenses	31,791	21,383
Operating loss	(10,932)	(6,193)
Other income (expense), net:
Interest and investment income	456	51
Interest expense	(1,572)	(1)
Other expense, net	(198)	(32)
Total other income (expense), net	(1,314)	18
Loss before income taxes	(12,246)	(6,175)
Provision for income taxes	(96)	(27)
Net loss	$(12,342)	$(6,202)
Net loss per share attributable to common stockholders:
Basic	$(0.43)	$(0.23)
Diluted	$(0.43)	$(0.23)
Weighted-average common shares outstanding:
Basic	28,434,678	27,170,827
Diluted	28,434,678	27,170,827

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(12,342)	$(6,202)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(267)	41
Total comprehensive loss	$(12,609)	$(6,161)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	6,694	—	—	6,694
Vesting of restricted stock units	222,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(27,771)	—	(1,022)	—	—	(1,022)
Exercise of stock options	153,744	1	1,465	—	—	1,466
Issuance of shares under employee stock purchase plan	44,193	—	881	—	—	881
Other comprehensive income	—	—	—	—	(267)	(267)
Net loss	—	—	—	(12,342)	—	(12,342)
Balance at March 31, 2018	28,723,250	$29	$173,013	$(112,497)	$(47)	$60,498

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,342)	$(6,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,638	2,933
Amortization of deferred costs	1,233	1,421
Loss on disposal of assets	84	—
Deferred income taxes	34	—
Accretion of interest on convertible senior notes	1,134	—
Non-cash investment income	(159)	—
Provision for doubtful accounts and sales reserve	(192)	80
Stock-based compensation	6,586	955
Increase (decrease) in operating assets and liabilities:
Accounts receivable	9,595	4,277
Prepaid expenses	(1,651)	(1,071)
Deferred costs	(2,223)	(984)
Other assets	(2,018)	(99)
Accounts payable	702	(4)
Accrued payroll and employee related liabilities	4,402	888
Accrued expenses	1,384	94
Deferred revenue	(2,072)	(816)
Other liabilities	373	(13)
Net cash provided by operating activities	7,508	1,459
Cash flows from investing activities:
Capital expenditures	(253)	(223)
Payments for acquisition of business, net of acquired cash	—	(21,235)
Purchase of cost investment	(308)	—
Purchase of short-term investments	(30,932)	—
Maturities of short-term investments	25,500	—
Additions to intangibles	(136)	—
Additions to capitalized software development costs	(1,999)	(1,487)
Net cash used in investing activities	(8,128)	(22,945)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(1,022)	—
Payments of public offering costs	—	(298)
Payments of debt issuance costs	(84)	—
Proceeds from employee stock purchase plan	881	854
Proceeds from stock option exercises	1,466	12
Net cash provided by financing activities	1,241	568
Effect of exchange rates on cash and cash equivalents	(39)	(168)
Net increase (decrease) in cash, cash equivalents and restricted cash	582	(21,086)
Cash, cash equivalents and restricted cash—beginning of period	103,051	60,765
Cash, cash equivalents and restricted cash—end of period	$103,633	$39,679
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes, net of refunds received	2	(3)
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	38	195
Deferred offering costs in accounts payable and accrued expenses	—	465
Stock-based compensation capitalized for software development	108	13

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as Everbridge or the Company), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Commander and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Sweden, England and China.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America GAAP and applicable rules and regulations of the Securities and Exchange Commission SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ASU, No. 2014-09, Revenue from Contracts with Customers, as discussed in this Note 2 and Note 15.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Swedish kronor or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three months ended March 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2018, $59.7 million of the Company’s cash equivalents were invested in money market funds and U.S. government securities.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $48.5 million and $42.9 million at March 31, 2018 and December 31, 2017, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at March 31, 2018 have maturity dates within one year.

Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated, as set forth below, as a result of adopting ASU No. 2014-09, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Revenue Recognition

The Company derives its revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfy a performance obligation

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of the Company’s hosted applications for critical communications and enterprise safety applications, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. The Company’s subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the contract performed.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within its contracts.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Customer Acceptance

The Company’s contracts with customers generally do not include customer acceptance clauses.

Trade and Other Receivables

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts.

Deferred Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company has determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12 month period is recorded as current, and the remaining deferred revenue is recorded as non-current.

In instances where the timing of revenue recognition differs from the timing of invoicing, The Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.

Recently Adopted Accounting Pronouncements

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

The Company adopted the requirements of the new revenue standard as of January 1, 2018, utilizing the modified retrospective method of transition. Adoption of the new revenue standard resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions as detailed below. The Company applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

Based on the results of the Company’s evaluation, the adoption of the new revenue standard did not have a material impact on its revenue for the three months ended March 31, 2018. The primary impact of adopting the new revenue standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over one year. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs over a period of benefit that the Company has determined to be four years. Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s consolidated statements of cash flows.

The Company adjusted its condensed consolidated financial statements from amounts previously reported to reflect the impact of the adoption of ASU No. 2014-09. For details on the impact of the Company’s adoption of the new revenue standard, see Note 15.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the quarterly period ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the fiscal year beginning January 1, 2018. The Company adopted ASU No. 2016-18 retrospectively, effective January 1, 2018. The adoption of ASU 2016-08 did not have a material impact on the Company's financial statements for the quarterly period ended March 31, 2018 and March 31, 2017, respectively, as there was no change in restricted cash for those periods.

Recently Issued Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is still in the process of evaluating the ASU but currently plans to adopt the ASU on January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company will adopt ASU 2018-02 effective January 1, 2019. The Company does not expect the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2018	December 31, 2017
Accounts receivable	$23,030	$32,662
Allowance for doubtful accounts	(637)	(963)
Net accounts receivable	$22,393	$31,699

Bad debt expense was a credit of $0.2 million and expense of none for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$(863)	$(374)
Additions	192	—
Write-offs	34	15
Balance, end of period	$(637)	$(359)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$(100)	$(45)
Additions	—	(80)
Write-offs	22	—
Balance, end of period	$(78)	$(125)

As a result of the adoption of the new revenue standard, the Company reclassified its sales reserve from a current asset to a current liability within the consolidated financial statements, effective January 1, 2018.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of March 31, 2018	As of December 31, 2017
Furniture and equipment	5	$1,867	$1,854
System hardware	5	1,415	1,623
Office computers	3	2,775	2,586
Computer and system software	3	1,223	1,193
		7,280	7,256
Less accumulated depreciation and amortization		(4,799)	(4,460)
Property and equipment, net		$2,481	$2,796

Depreciation and amortization expense for property and equipment was $0.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of March 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$39,006	3 years	$(28,251)	$10,755
Total capitalized software development costs	$39,006		$(28,251)	$10,755

			As of December 31, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$36,899	3 years	$(26,894)	$10,005
Total capitalized software development costs	$36,899		$(26,894)	$10,005

The Company capitalized software development costs of $2.1 million and $1.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Amortization expense for capitalized software development costs was $1.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.  Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2018, for each of the following years is as follows (in thousands):

Amounts
2018 (for the remaining nine months)	$4,121
2019	4,124
2020	2,127
2021	383
$10,755

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2018 and year ended December 31, 2017, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$45,547	—	—	$45,547
U.S. treasury securities	—	4,998		4,998
U.S. government and agency securities	—	9,191	—	9,191
Short-term investments:
U.S. treasury securities	—	27,959	—	27,959
U.S. government and agency securities	—	20,540	—	20,540
Total financial assets	$45,547	$62,688	$—	$108,235
Liabilities:
Contingent consideration	—	—	$674	$674
Total financial liabilities	$—	$—	$674	$674

	At December 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,521	—	—	$35,521
U.S. treasury securities	—	11,974		11,974
U.S. government and agency securities	—	50,352	—	50,352
Short-term investments:
U.S. treasury securities	—	12,972	—	12,972
U.S. government and agency securities	—	29,936	—	29,936
Total financial assets	$35,521	$105,234	$—	$140,755
Liabilities:
Contingent consideration	—	—	$682	$682
Total financial liabilities	$—	$—	$682	$682

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2018.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2018 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2017	$682
Foreign currency translation	(8)
Payments made during the year	—
Balance at March 31, 2018	$674

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 the fair value of the convertible senior notes was determined to be $ 146.6 million and $126.9 million, respectively and the carrying value of the notes was $90.6 million and $89.5 million, respectively.

(7) Goodwill and Intangible Assets

Goodwill was $31.1 million and $31.3 million as of March 31, 2018 and December 31, 2017, respectively. There were no impairments recorded against goodwill during the three months ended March 31, 2018 and for the year ended December 31, 2017. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2017	$31,328
Foreign currency translation	(251)
Payments made for acquisition	—
Balance at March 31, 2018	$31,077

Intangible assets consisted of the following (in thousands):

			As of March 31, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,075	3.04	$(2,282)	$1,793
Tradenames	2,634	5.18	(822)	1,812
Non-compete	240	2.00	(140)	100
Customer relationships	8,669	5.00	(4,422)	4,247
Total intangible assets	$15,618		$(7,666)	$7,952

			As of December 31, 2017
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.04	$(2,017)	$2,048
Tradenames	2,495	5.18	(701)	1,794
Non-compete	240	2.00	(110)	130
Customer relationships	8,556	5.00	(3,894)	4,662
Total intangible assets	$15,356		$(6,722)	$8,634

Amortization expense for intangible assets was $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

The expected amortization of the intangible assets, as of March 31, 2018, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2018 (for the remaining nine months)	$2,493
2019	2,611
2020	1,366
2021	1,295
2022 and thereafter	187
$7,952

(8) Business Combinations

The Company continually evaluates potential acquisitions that either strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into new product lines or adjacent markets. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, customer relationships and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. The business acquisition discussed below is included in the Company’s results of operations from their respective dates of acquisition.

The final purchase price for the 2017 acquisitions of IDV Solutions LLC, or IDV, was finalized as of the fourth quarter of 2017.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of the Company and its acquisition of IDV completed during the year ended December 31, 2017, assuming that the business acquisitions completed during 2017 had occurred on January 1, 2016. The unaudited pro forma statement of operations data below includes adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 acquisitions had occurred on January 1, 2016.

	Revenue	Net income (loss)
Results of acquired business included in the three months ended (in thousands):
From the acquisition date to March 31, 2017	$1,348	$(635)
For the three months ended March 31, 2017 pro forma	$1,885	$(1,389)

Three Months Ended March 31,
2017
Basic and diluted earnings per share pro forma	$(0.05)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at January 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

(9) Convertible Senior Notes

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

As of March 31, 2018, the Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(24,385)	(25,519)
Net carrying amount	$90,615	$89,481
Equity component (a)	22,094	22,094

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity as of December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	As of
	March 31, 2018	December 31, 2017
1.50% coupon	$436	$192
Amortization of debt discount and transaction costs	1,134	499
	$1,570	$691

As of March 31, 2018 and December 31, 2017, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$146,556	$90,615	$126,931	$89,481

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity as of December 31, 2017 and will not be re-measured.

Based on the closing price of the Company’s common stock of $36.60 on March 31, 2018, the if-converted value of the Notes was less than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2018, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2018, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At March 31, 2018 and December 31, 2017, there were 28,723,250 and 28,330,460 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the Company’s 2008 Equity Incentive Plan or the 2008 Plan, at the time the 2016 Plan became effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to the Company’s 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or the 2016 ESPP, became effective on September 15, 2016. A total of 500,000 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017, by the lesser of 200,000 shares of the Company’s common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the three months ended March 31, 2018 and 2017, 44,193 and 83,790 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Stock Options

The Company recorded stock-based compensation expense of $1.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2018 was $3.6 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2018, the total intrinsic value of all outstanding options was $45.7 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended March 31,
	2018	2017
Employee Stock Options:
Fair value per share on grant date	$33.06	$18.05 - $18.78
Expected term (in years)	6.00	6.00 - 6.11
Expected volatility	50%	60%
Risk-free interest rate	2.72%	1.98% - 2.47%
Dividend rate	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50
Expected volatility	50% - 60%	60%
Risk-free interest rate	1.18% - 1.93%	0.45%
Dividend rate	0%	0%

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

Total unrecognized compensation cost related to nonvested stock options was approximately $20.2 million as of March 31, 2018, and is expected to be recognized over a weighted average period of 3.13 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2017 and the three months ended March 31, 2018:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2016	1,884,425	$10.02
Granted	1,096,881	22.84
Exercised	(497,175)	5.77
Forfeited	(43,841)	15.60
Outstanding at December 31, 2017	2,440,290	16.55
Granted	459,353	33.06
Exercised	(153,744)	9.53
Forfeited	(28,366)	11.30
Outstanding at March 31, 2018	2,717,533	$19.79

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of March 31, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of March 31, 2018	Remaining contractual life (years)	Weighted average exercise price
2,717,533	8.42	$19.79	740,424	6.97	$11.45

Outstanding as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,440,290	8.28	$16.55	748,148	7.00	$10.39

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2018	740,424	$11.45	1,977,109	$22.91
Outstanding at December 31, 2017	748,148	$10.39	1,692,142	$19.27

Restricted Stock Units

The Company has granted 445,750 restricted stock units to members of its senior management pursuant to the 2016 Plan. The Company accounts for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant. During the three months ended March 31, 2018 and 2017 the Company recorded $0.9 million and none, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date.    There were no restricted stock units which vested during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was $9.3 million of unrecognized compensation expense related to unvested employee restricted stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.40 years. For restricted stock unit awards subject to graded vesting, The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Market-Based Restricted Stock Units

The Company has granted 445,750 market-based restricted stock units, or RSUs, to members of its senior management pursuant to the 2016 Plan. The RSUs vest based on the Company achieving certain stock price thresholds which range from $35 per share to $55 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSU was $23.16 - $38.50 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% - 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% - 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three months ended March 31, 2018, the Company recognized $3.7 million, respectively, of stock compensation expense in connection with these awards.

As of March 31, 2018, there was $6.3 million of unrecognized compensation expense related to unvested market based awards which is expected to be recognized over a weighted-average period of approximately 0.71 years. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of activity in connection with the Company’s RSUs and market-based RSUs for the period ended March 31, 2018 is as follows:

Number of Shares
Outstanding as of December 31, 2017	784,000
Granted	107,500
Vested	(222,624)
Forfeited	(1,000)
Outstanding as of March 31, 2018	667,876

None of the RSUs had vested as of March 31, 2018.

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$625	$65
Sales and marketing	2,435	277
Research and development	1,310	146
General and administrative	2,324	480
Total	$6,694	$968

(12) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	2,717,533	2,106,111
Convertible senior notes	3,411,199	—
Non-vested market-based restricted stock units	222,626	—
Non-vested restricted stock units	445,250	—
Total	6,796,608	2,106,111

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2018 is as follows:

Number of Shares
Stock options issued and outstanding	2,717,533
Additional shares available for grant under equity plans	2,050,351
Total	4,767,884

In connection with the issuance of the Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the Notes. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

(13) Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

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

For the three months ended March 31, 2018 and 2017, the Company recorded a provision for income taxes of $96,000 and $27,000, respectively, resulting in an effective tax rate of 0.78% and 0.44%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of March 31, 2018, the Company had gross tax-effected unrecognized tax benefits of $0.3 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The accounting for all items is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018. Any differences between what was previously recorded and the final tax return amounts or estimates made for subsequent quarters are not expected to be material.

(14) Segment information

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

(15) Revenue Recognition

On January 1, 2018, the Company adopted the new revenue standard and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

BALANCE SHEET	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
ASSETS
Accounts receivable, net	$31,699	$100	$31,799
Deferred Cost	2,429	2,132	4,551
Deferred Cost (non-current)	—	6,965	6,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$808	$100	$908
Deferred revenue	73,072	—	73,072
Accumulated deficit	(109,252)	9,097	(100,155)

The impact of the adoption of the new revenue standard on the Company’s consolidated balance Sheet and consolidated statement of operations was as follows (in thousands):

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts receivable, net	$22,393	$22,315	$78
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	71,000	71,000	—
Other current liabilities	1,331	1,253	78
Accumulated deficit	(112,497)	(121,578)	9,081

	For the Three Months Ended March 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$30,519	$30,519	$—
Net loss	(12,342)	(12,326)	(16)

The following table disaggregates the Company’s revenue by business segment by geography which provides information as to the major source of revenue (in thousands).

For the Three Months Ended March 31, 2018
Primary Geographic Markets	Total
North America	$27,483
International	3,036
Total	$30,519

The following table presents the Company’s revenues disaggregated by revenue source (in thousands, unaudited).

	Three Months Ended
	March 31,
	2018	2017(1)
Subscription services	$28,525	$22,075
Professional services	1,994	769
Total revenues	$30,519	$22,844

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of March 31, 2018 the Company had $0.7 million in unbilled receivables related to services performed which were not billed.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally all contract liabilities are expected to be recognized within one year and are included in deferred revenue in the Company’s consolidated balance sheet. The noncurrent portion of deferred revenue is included and separately disclosed in the Company’s consolidated balance sheet.

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, were $12.5 million as of March 31, 2018. For the three months ended March 31, 2018, amortization expense for the deferred costs was $1.2 million and there was no impairment loss in relation to the costs capitalized.

Deferred Revenue

$24.5 million of subscription services revenue was recognized during the three months ended March 31, 2018 that was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of March 31, 2018, approximately $64.5 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts.

The Company expects to recognize revenue on approximately $68.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of March 31, 2018 was not material.

(16) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Lansing, Michigan, Orlando, Florida, Norsborg, Sweden and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

There were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2017 and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2018 (for the remaining nine months)	$1,928
2019	2,102
2020	1,925
2021	1,894
2022 and thereafter	1,318
Total minimum lease payments	$9,167

(b) Rent

Rent expense was $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, no amounts had been drawn under the credit facility.

(e) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(17) Subsequent Events

On April 3, 2018, the Company entered into a Transaction Agreement, or the Transaction Agreement, with Unified Messaging Systems ASA, or UMS, pursuant to which the Company agreed to commence a tender offer to purchase all of the issued and outstanding shares of capital stock of UMS at a price of 1.37 Norwegian kroner per share. The tender offer closed on April 3, 2018, and the Company purchased a total of 184,746,970 tendered shares. Together with shares purchased in the open market, the Company now holds 186,484,989 UMS shares, representing approximately 94.2% of the total shares in UMS on a fully diluted basis.                             The Company has initiated a compulsory acquisition of the remaining outstanding shares of UMS. The total consideration paid by the Company for the UMS shares was $35.5 million. The Company’s acquisition of UMS was made to expand its presence internationally and enhance its suite of products.

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including any intangible assets or goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running faster. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds or millions of recipients, across multiple communications modalities such as voice, SMS and e-mail. Our applications enable the delivery of messages in near real-time to more than 100 different communication devices, in over 200 countries and territories, in 15 languages and dialects – all simultaneously. We delivered over 2.0 billion communications in 2017. We automate the process of sending contextual notifications to multiple constituencies and receiving return information on a person’s or operation’s status so that organizations can act quickly and precisely. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 3,800 customers as of March 31, 2018. As of March 31, 2018, our customers were based in 38 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of March 31, 2018, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 74% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $30.5 million and $22.8 million for the three months ended March 31, 2018 and 2017, respectively, representing a period-over-period increase of 34%. We had net losses of $12.3 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively. Our Adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(1.8) million and $(2.3) million for the three months ended March 31, 2018 and 2017, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of March 31, 2018 and March 31 2017, 15% and 14% of our customers, respectively, were located outside of the United States and these customers generated 11% and 10% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Developments

In April 2018, we acquired approximately 94.2% of the outstanding shares of Unified Messaging Systems ASA, or UMS, and have initiated a compulsory acquisition of the remaining outstanding shares of UMS. We acquired UMS for cash consideration of approximately $35.5 million. UMS is a provider of SaaS mobile crisis management solutions and population alerting systems operating out of Norway, Sweden, India and the U.S.

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

Adoption of Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financing Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or the new revenue standard. The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On January 1, 2018, we adopted the new standard under the modified retrospective transition method.  This method was applied to contracts that were not complete as of the date of initial application of the new revenue standard.

During the three months ended March 31, 2018, we recognized revenue based on the new revenue standard, but revenue for the three months ended March 31, 2017 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. Therefore, the periods are not directly comparable. See Notes 2 and 15 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of the new revenue standard and changes in accounting policies relating to revenue recognition and deferred commissions.

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

We also sell professional services which primarily consist of fees for deployment and optimization services, as well as training.

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

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers and amortize these expenses ratably over the period of benefit that we have determined to be four years. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. In the near term, we expect our sales and marketing expense to increase on an absolute dollar basis as we hire new sales representatives in the United States and worldwide and grow our marketing staff.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$30,519	$22,844
Cost of revenue(1) (2)	9,660	7,654
Gross profit	20,859	15,190
Operating expenses:
Sales and marketing(1)(2)	$15,776	$10,906
Research and development(1) (2)	8,171	5,277
General and administrative(1) (2)	7,844	5,200
Total operating expenses	31,791	21,383
Operating loss	(10,932)	(6,193)
Other income (expenses), net	(1,314)	18
Loss before income taxes	(12,246)	(6,175)
Provision for income taxes	(96)	(27)
Net loss attributable to common stockholders	$(12,342)	$(6,202)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$625	$65
Sales and marketing	2,435	277
Research and development	1,310	146
General and administrative	2,324	480
Total	$6,694	$968

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$1,830	$2,267
Sales and marketing	81	72
Research and development	67	46
General and administrative	660	548
Total	$2,638	$2,933

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%
Cost of revenue	32%	34%
Gross profit	68%	66%
Operating expenses:
Sales and marketing	52%	48%
Research and development	27%	23%
General and administrative	26%	23%
Total operating expenses	104%	94%
Operating loss	(36)%	(27)%
Other income (expenses), net	(4)%	*
Loss before income taxes	(40)%	(27)%
(Provision for) benefit from income taxes	*	*
Net loss attributable to common stockholders	(40)%	(27)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$30,519	$22,844	$7,675	33.6%

Revenue increased by $7.7 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was due to a $7.7 million increase in sales of our historical solutions driven by expansion of our customer base from 3,318 customers as of March 31, 2017 to 3,811 as of March 31, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$9,660	$7,654	$2,006	26.2%
Gross margin %	68%	66%

Cost of revenue increased by $2.0 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was due to a $1.2 million increase in employee-related costs associated with our increased headcount from 116 employees as of March 31, 2017 to 135 employees as of March 31, 2018. In addition, $1.1 million of the increase was attributed to an increase in hosting, software and messaging costs and $0.1 million attributed to an increase in office related expenses to support revenue generating activities. The increases were offset by a $0.4 million decrease in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage increased due to a decrease in amortization of acquired intangible assets and capitalized software, which was offset by our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$15,776	$10,906	$4,870	44.7%
% of revenue	52%	48%

Sales and marketing expense increased by $4.9 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to a $4.2 million increase in stock compensation and employee-related costs associated with our increased headcount from 199 employees as of March 31, 2017 to 227 employees as of March 31, 2018. The remaining increase was principally the result of a $0.3 million increase in costs related to outside sales representatives and consultants and a $0.4 million increase in software costs and office related expenses to support the sales team. The impact to commission expense was not material based upon the adoption of ASC 606 for the period beginning January 1, 2018.

Research and Development Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$8,171	$5,277	$2,894	54.8%
% of revenue	27%	23%

Research and development expense increased by $2.9 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to a $3.2 million increase in stock compensation and employee-related costs associated with our increased headcount from 145 employees as of March 31, 2017 to 180 employees as of March 31, 2018. The remaining increase was principally the result of a $0.2 million increase in office related expenses. A total of $1.5 million of internally developed software costs during the three months ended March 31, 2017 and $2.0 million of internally developed software costs during the three months ended March 31, 2018 were capitalized, resulting in a decrease of the expense by $0.5 million in 2017.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$7,844	$5,200	$2,644	50.8%
% of revenue	26%	23%

General and administrative expense increased by $2.6 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to a $2.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 70 employees as of March 31, 2017 to 76 employees as of March 31, 2018. The remaining increase was due to a $0.4 million increase in professional services attributed to tax and audit services, a $0.3 million increase in transaction cost incurred primarily related to the UMS acquisition and a $0.1 million increase in depreciation and amortization. These increases were offset by a decrease of $0.4 million in office related expenses to support the administrative team.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(1,314)	$18	$(1,332)	(7400.0)%
% of revenue	(4)%	*

Other expense increased by $1.3 million for the three months ended March 31, 2018 compared to the same period in 2017 as we issued $115.0 million in convertible senior notes in November 2017, resulting in a $1.6 million increase in interest expense. The increase in interest expense was offset by an increase of $0.4 million in interest and investment income as a result of proceeds invested from our public offerings and our convertible note offering. In addition, we had an increase in other expense of $0.1 million as a result of a loss on disposal of assets.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Adjusted EBITDA	$(1,798)	$(2,324)
Adjusted gross margin	$21,736	$15,996
Free cash flow	$5,256	$(251)

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(12,342)	$(6,202)
Interest and investment (income) expense, net	1,116	(50)
Provision for income taxes	96	27
Depreciation and amortization expense	2,638	2,933
Stock-based compensation expense	6,694	968
Adjusted EBITDA	$(1,798)	$(2,324)

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross profit	$20,859	$15,190
Amortization of acquired intangibles	252	741
Stock-based compensation expense	625	65
Adjusted gross margin	$21,736	$15,996

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$7,508	$1,459
Capital expenditures	(253)	(223)
Capitalized software development costs	(1,999)	(1,487)
Free cash flow	$5,256	$(251)

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

The following table reconciles our GAAP to non-GAAP numbers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$9,660	$7,654
Amortization of acquired intangibles	(252)	(741)
Stock-based compensation expense	(625)	(65)
Non-GAAP cost of revenue	8,783	6,848

Gross profit	20,859	15,190
Amortization of acquired intangibles	252	741
Stock-based compensation expense	625	65
Non-GAAP gross profit	21,736	15,996
Non-GAAP gross margin	71.2%	70.02%

Sales and marketing expense	15,776	10,906
Stock-based compensation expense	(2,435)	(277)
Non-GAAP sales and marketing	13,341	10,629

Research and development expense	8,171	5,277
Stock-based compensation expense	(1,310)	(146)
Non-GAAP research and development	6,861	5,131

General and administrative expense	7,844	5,200
Amortization of acquired intangibles	(571)	(448)
Stock-based compensation expense	(2,324)	(480)
Non-GAAP general and administrative	4,949	4,272

Total operating expenses	31,791	21,383
Amortization of acquired intangibles	(571)	(448)
Stock-based compensation expense	(6,069)	(903)
Non-GAAP total operating expenses	$25,151	$20,032

Operating loss	$(10,932)	$(6,193)
Amortization of acquired intangibles	823	1,189
Stock-based compensation expense	6,694	968
Non-GAAP operating loss	$(3,415)	$(4,036)

Net loss	$(12,342)	$(6,202)
Amortization of acquired intangibles	823	1,189
Stock-based compensation expense	6,694	968
Non-GAAP net loss	$(4,825)	$(4,045)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $103.6 million as of March 31, 2018, which includes $98.2 million received in November 2017 as a result of our convertible senior notes after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the note offering. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of March 31, 2018, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$103,051	$60,765
Cash provided by operating activities	7,508	1,459
Cash used in investing activities	(8,128)	(22,945)
Cash provided by financing activities	1,241	568
Effects of exchange rates on cash	(39)	(168)
Cash and cash equivalents at end of period	$103,633	$39,679

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

Operating activities provided $7.5 million in cash in the three months ended March 31, 2018, primarily from $8.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $11.4 million of non-cash operating expenses and partially offset by our net loss of $12.3 million. Specifically, we recognized non-cash charges aggregating to $2.6 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $6.6 million for stock-based compensation, $1.2 million for amortization of deferred commissions and $1.1 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.2 million for our bad debt provision and $0.2 million of investment income. The change in operating assets and liabilities reflected a $9.6 million decrease in accounts receivable, a $2.1 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $4.4 million increase in accrued employee related expenses due to timing of payments to employees and a $0.5 million increase in other liabilities. These increases were partially offset by a $2.1 million decrease in deferred revenue, $1.7 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $2.0 million increase in other assets.

Operating activities provided $1.5 million in cash in the three months ended March 31, 2017, primarily from $3.7 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $4.0 million of non-cash operating expenses and partially offset by our net loss of $6.2 million. Specifically, we recognized non-cash charges aggregating $2.9 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $1.0 million for stock-based compensation and an increase of $0.1 million for our sales return provision. The change in operating assets and liabilities reflected a $4.3 million decrease in accounts receivable, a $0.3 million decrease in other assets, a $0.9 million increase in accrued employee related expenses due to timing of payments to employees and a $0.1 million increase in accrued expenses. These increases were partially offset by a $1.1million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $0.8 million decrease in deferred revenue.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisition and property and equipment expenses.

Investing activities used $8.1 million in cash in the three months ended March 31, 2018, primarily from our purchase of short-term investments of $30.9 million, investment in software development of $2.0 million, our purchase of property and equipment of $0.3 million, a $0.3 million purchase of an investment in UMS shares and a $0.1 million in purchases of intangible assets. This was offset by cash provided of $25.5 million in maturities of our short-term investments.

Investing activities used $22.9 million in cash in the three months ended March 31, 2017, primarily from our purchase of IDV for $21.2 million and our investment in software development of $1.5 million and property and equipment of $0.2 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock upon the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt issuance costs and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $1.2 million of cash in the three months ended March 31, 2018, which reflects proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan and proceeds of $1.5 million from the exercise of stock options. This amount was offset by a $1.0 million payment for employee withholding taxes and $0.9 million of costs paid in connection with our convertible note offering.

Financing activities provided $0.6 million of cash in the three months ended March 31, 2017, which reflects proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan. This amount was offset by $0.3 million of cost paid in connection with our initial public offering.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Except for the accounting policies for revenue recognition and deferred commissions that were updated, as set forth below, as a result of adopting ASU No. 2014-09, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition

We derive our revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of our hosted applications for critical communications and enterprise safety applications, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contract generally provide the customer equal benefit throughout the contract period. Our subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.

Deferred Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.5 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2018, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2018.

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

We had cash and cash equivalents of $103.6 million as of March 31, 2018, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of March 31, 2018, the applicable prime rate was 4.75%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control

Effective January 1, 2018, we adopted the new revenue standard. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates.  As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2018. These changes include updated accounting policies affected by the new revenue standard, redesigned internal controls over financial reporting related to the new revenue standard, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, the new revenue standard, as well as ongoing contract review requirements.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.  During the three months ended March 31, 2018, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

Our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-213217), which was declared or became effective on September 16, 2016. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC. Consistent with such prior disclosures, we used $60.5 million in cash to acquire Svensk Krisledning AB, IDV Solutions, LLC and Unified Messaging Systems ASA.

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

2.1(1)	Transaction Agreement, dated as of February 13, 2018, by and among Everbridge, Inc., Everbridge Holdings Limited, and Unified Messaging Systems

3.1(2)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(3)	Amended and Restated Bylaws of Everbridge, Inc.

10.1*+	Employment Agreement, dated as of February 14, 2018, by and between Everbridge, Inc. and Robert Hughes.

10.2*+	Offer Letter, dated as of January 2, 2018, by and between Everbridge, Inc. and Jim Totton.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on February 20, 2018, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.

*	Filed herewith.
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

Everbridge, Inc.

Date: May 10, 2018	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: May 10, 2018	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer