Form 10-Q
period 2018-06-30
EVERBRIDGE, INC.
filed 2018-08-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2018, the registrant had 29,385,797 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$102,599	$103,051
Short-term investments	3,423	42,908
Accounts receivable, net	33,064	31,699
Prepaid expenses	4,949	2,563
Deferred costs	5,419	2,429
Other current assets	2,858	811
Total current assets	152,312	183,461
Property and equipment, net	2,722	2,796
Capitalized software development costs, net	11,487	10,005
Goodwill	53,048	31,328
Intangible assets, net	23,842	8,634
Deferred costs	7,792	—
Other assets	242	189
Total assets	$251,445	$236,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,154	$2,446
Accrued payroll and employee related liabilities	12,727	11,111
Accrued expenses	4,277	1,825
Deferred revenue	79,417	70,090
Note payable	440	—
Contingent liabilities	—	682
Other current liabilities	791	808
Total current liabilities	101,806	86,962
Long-term liabilities:
Deferred revenue, noncurrent	3,046	2,982
Convertible senior notes	91,755	89,481
Deferred tax liabilities	922	482
Other long term liabilities	1,079	515
Total liabilities	198,608	180,422
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,259,367 and 28,330,460 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	29	28
Additional paid-in capital	184,654	164,995
Accumulated deficit	(129,415)	(109,252)
Accumulated other comprehensive income (loss)	(2,431)	220
Total stockholders’ equity	52,837	55,991
Total liabilities and stockholders’ equity	$251,445	$236,413

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$35,822	$25,021	$66,341	$47,865
Cost of revenue	11,532	7,239	21,192	14,893
Gross profit	24,290	17,782	45,149	32,972
Operating expenses:
Sales and marketing	19,179	11,057	34,955	21,963
Research and development	12,027	5,179	20,198	10,456
General and administrative	8,635	5,065	16,479	10,265
Total operating expenses	39,841	21,301	71,632	42,684
Operating loss	(15,551)	(3,519)	(26,483)	(9,712)
Other income (expense), net:
Interest and investment income	400	77	856	128
Interest expense	(1,572)	(2)	(3,144)	(3)
Other expense, net	(6)	(6)	(204)	(38)
Total other income (expense), net	(1,178)	69	(2,492)	87
Loss before income taxes	(16,729)	(3,450)	(28,975)	(9,625)
Provision for income taxes	(189)	13	(285)	(14)
Net loss	$(16,918)	$(3,437)	$(29,260)	$(9,639)
Net loss per share attributable to common stockholders:
Basic	$(0.59)	$(0.12)	$(1.02)	$(0.35)
Diluted	$(0.59)	$(0.12)	$(1.02)	$(0.35)
Weighted-average common shares outstanding:
Basic	28,848,809	27,877,346	28,642,887	27,526,038
Diluted	28,848,809	27,877,346	28,642,887	27,526,038

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(16,918)	$(3,437)	$(29,260)	$(9,639)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(2,384)	85	(2,651)	126
Total comprehensive loss	$(19,302)	$(3,352)	$(31,911)	$(9,513)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	16,716	—	—	16,716
Vesting of restricted stock units	444,248	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(81,097)	—	(3,772)	—	—	(3,772)
Exercise of stock options	521,563	1	5,834	—	—	5,835
Issuance of shares under employee stock purchase plan	44,193	—	881	—	—	881
Other comprehensive income	—	—	—	—	(2,651)	(2,651)
Net loss	—	—	—	(29,260)	—	(29,260)
Balance at June 30, 2018	29,259,367	$29	$184,654	$(129,415)	$(2,431)	$52,837

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(29,260)	$(9,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,328	5,228
Amortization of deferred costs	2,513	2,808
Loss on disposal of assets	84	—
Deferred income taxes	101	41
Accretion of interest on convertible senior notes	2,274	—
Non-cash investment income	(228)	(8)
Provision for doubtful accounts and sales reserve	24	369
Change in fair value of contingent consideration	(250)	—
Stock-based compensation	16,512	2,044
Increase (decrease) in operating assets and liabilities:
Accounts receivable	5,627	(2,973)
Prepaid expenses	(2,011)	(1,044)
Deferred costs	(4,198)	(2,427)
Other assets	(1,005)	(352)
Accounts payable	93	(430)
Accrued payroll and employee related liabilities	305	500
Accrued expenses	566	293
Deferred revenue	1,061	2,868
Other liabilities	12	363
Net cash used in operating activities	(1,452)	(2,359)
Cash flows from investing activities:
Capital expenditures	(414)	(505)
Proceeds from sale leaseback	—	395
Payments for acquisition of business, net of acquired cash	(35,857)	(21,529)
Purchase of short-term investments	(30,932)	(12,427)
Maturities of short-term investments	70,645	—
Additions to intangibles	(168)	—
Additions to capitalized software development costs	(4,038)	(3,044)
Net cash used in investing activities	(764)	(37,110)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(3,772)	—
Payment of contingent consideration	(431)	—
Proceeds from follow on offering, net	—	10,444
Payments of public offering costs	—	(729)
Payments of debt issuance costs	(84)	—
Proceeds from employee stock purchase plan	881	854
Proceeds from stock option exercises	5,835	1,115
Net cash provided by financing activities	2,429	11,684
Effect of exchange rates on cash and cash equivalents	(665)	(147)
Net decrease in cash, cash equivalents and restricted cash	(452)	(27,932)
Cash, cash equivalents and restricted cash—beginning of period	103,051	60,765
Cash, cash equivalents and restricted cash—end of period	$102,599	$32,833
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$771	$—
Taxes, net of refunds received	41	3
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	85	1,335
Deferred offering costs in accounts payable and accrued expenses	—	143
Stock-based compensation capitalized for software development	204	25

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as Everbridge or the Company), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Commander and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England and China.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Norway, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three and six months ended June 30, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2018, $90.7 million of the Company’s cash equivalents were invested in money market funds.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $3.4 million and $42.9 million at June 30, 2018 and December 31, 2017, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at June 30, 2018 have maturity dates within one year.

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

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the contract performed.

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

Deferred Revenue

Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

The Company adopted the requirements of the new revenue standard as of January 1, 2018, utilizing the modified retrospective method of transition. Adoption of the new revenue standard resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions as detailed below. The Company applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

Based on the results of the Company’s evaluation, the adoption of the new revenue standard did not have a material impact on its revenue for the three or six months ended June 30, 2018. The primary impact of adopting the new revenue standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over one year. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs over a period of benefit that the Company has determined to be four years. Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s consolidated statements of cash flows.

The Company adjusted its condensed consolidated financial statements from amounts previously reported to reflect the impact of the adoption of ASU No. 2014-09. For details on the impact of the Company’s adoption of the new revenue standard, see Note 15.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the three or six months ended June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the fiscal year beginning January 1, 2018. The Company adopted ASU No. 2016-18 retrospectively, effective January 1, 2018. The adoption of ASU 2016-08 did not have a material impact on the Company's financial statements for the period ended June 30, 2018 and June 30, 2017, respectively.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company has adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

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

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2018	December 31, 2017
Accounts receivable	$33,780	$32,662
Allowance for doubtful accounts	(716)	(963)
Net accounts receivable	$33,064	$31,699

Bad debt expense was $0.1 million and 0.3 million for the three months ended June 30, 2018 and 2017, respectively. Bad debt expense was a credit of $0.1 million and expense of $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$(637)	$(359)	$(863)	$(374)
Additions	(83)	(289)	109	(289)
Write-offs	4	38	38	53
Balance, end of period	$(716)	$(610)	$(716)	$(610)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$(78)	$(125)	$(100)	$(45)
Additions	(133)	—	(133)	(80)
Write-offs	2	9	24	9
Balance, end of period	$(209)	$(116)	$(209)	$(116)

As a result of the adoption of the new revenue standard, the Company reclassified its sales reserve from a current asset to a current liability within the consolidated financial statements, effective January 1, 2018.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of June 30, 2018	As of December 31, 2017
Furniture and equipment	5	$1,903	$1,854
System hardware	5	1,714	1,623
Office computers	3	3,124	2,586
Computer and system software	3	1,222	1,193
		7,963	7,256
Less accumulated depreciation and amortization		(5,241)	(4,460)
Property and equipment, net		$2,722	$2,796

Depreciation and amortization expense for property and equipment was $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense for property and equipment was $0.9 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of June 30, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$41,141	3 years	$(29,654)	$11,487
Total capitalized software development costs	$41,141		$(29,654)	$11,487

			As of December 31, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$36,899	3 years	$(26,894)	$10,005
Total capitalized software development costs	$36,899		$(26,894)	$10,005

The Company capitalized software development costs of $4.2 million and $3.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Amortization expense for capitalized software development costs was $1.4 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for capitalized software development was $2.8 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.  Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2018, for each of the following years is as follows (in thousands):

Amounts
2018 (for the remaining six months)	$3,047
2019	4,850
2020	2,853
2021	737
$11,487

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2018 and year ended December 31, 2017, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$90,704	—	—	$90,704
Short-term investments:
U.S. government and agency securities	—	3,423	—	3,423
Total financial assets	$90,704	$3,423	$—	$94,127

	At December 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,521	—	—	$35,521
U.S. treasury securities	—	11,974		11,974
U.S. government and agency securities	—	50,352	—	50,352
Short-term investments:
U.S. treasury securities	—	12,972	—	12,972
U.S. government and agency securities	—	29,936	—	29,936
Total financial assets	$35,521	$105,234	$—	$140,755
Liabilities:
Contingent consideration	—	—	$682	$682
Total financial liabilities	$—	$—	$682	$682

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2018.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2018 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2017	$682
Foreign currency translation	(1)
Change in fair value	(250)
Payments made during the year	(431)
Balance at June 30, 2018	$—

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 the fair value of the convertible senior notes was determined to be $163.6 million and $126.9 million, respectively and the carrying value of the notes was $91.8 million and $89.5 million, respectively.

(7) Goodwill and Intangible Assets

Goodwill was $53.0 million and $31.3 million as of June 30, 2018 and December 31, 2017, respectively. There were no impairments recorded against goodwill during the six months ended June 30, 2018 and for the year ended December 31, 2017. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2017	$31,328
Foreign currency translation	(1,174)
Increase due to acquisitions	22,894
Balance at June 30, 2018	$53,048

Intangible assets consisted of the following (in thousands):

			As of June 30, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,739	3.03	$(2,620)	$3,119
Tradenames	3,231	4.43	(1,057)	2,174
Non-compete	240	2.00	(170)	70
Customer relationships	23,864	5.00	(5,385)	18,479
Total intangible assets	$33,074		$(9,232)	$23,842

			As of December 31, 2017
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.04	$(2,017)	$2,048
Tradenames	2,495	5.18	(701)	1,794
Non-compete	240	2.00	(110)	130
Customer relationships	8,556	5.00	(3,894)	4,662
Total intangible assets	$15,356		$(6,722)	$8,634

Amortization expense for intangible assets was $1.8 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $2.7 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

The expected amortization of the intangible assets, as of June 30, 2018, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2018 (for the remaining six months)	$3,760
2019	6,413
2020	5,028
2021	4,541
2022 and thereafter	4,100
$23,842

(8) Acquisitions

2018 Acquisitions

The Company accounted for the acquisitions of Unified Messaging Systems ASA, Respond B.V. and PlanetRisk, Inc. using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes their estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the acquisition accounting assessment may result in a change in the valuation of the deferred tax assets, deferred tax liabilities and intangible assets, which could have a material impact on the Company’s results of operations and financial position.

Unified Messaging Systems ASA

On April 3, 2018, the Company acquired Unified Messaging Systems ASA, or UMS, in exchange for cash consideration of $31.9 million, net of cash acquired. UMS is an industry leader in the area of critical communication and population alerting systems and is headquartered in Oslo, Norway. The Company acquired UMS for its customer base and to complement some of the existing facets of the Company’s business with existing customers.

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of UMS made by the Company. The following table also summarizes the aggregate consideration for UMS as of June 30, 2018 (in thousands):

UMS
Assets acquired
Accounts receivable	3,834
Other assets	1,383
Property and equipment	27
Trade names	520
Acquired technology	1,460
Customer relationships	13,800
Goodwill	20,201
Total assets acquired	$41,225
Liabilities assumed
Accounts payable and accrued expenses	3,981
Deferred revenue	5,210
Other liabilities	150
Net assets acquired	$31,884
Consideration paid
Cash paid, net of cash acquired	31,884
Total	$31,884

The weighted average useful life of all identified acquired intangible assets is 4.68 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 5.0 years and 1.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $20.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of UMS’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of UMS support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the UMS acquisition is deductible for income tax purposes.

For the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.1 million and $0.4 million, respectively, in connection with the UMS acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

PlanetRisk, Inc.

On May 1, 2018, the Company acquired certain assets from PlanetRisk, Inc., or PlanetRisk, in exchange for cash consideration of $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions and is headquartered in Tysons Corner, Virginia. The Company acquired these assets from PlanetRisk for its customer base and to complement some of the existing facets of the Company’s business with existing products.

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of PlanetRisk made by the Company. The following table also summarizes the aggregate consideration for PlanetRisk as of June 30, 2018 (in thousands):

PlanetRisk
Assets acquired
Accounts receivable	2,862
Property and equipment	488
Acquired technology	160
Customer relationships	1,100
Goodwill	1,205
Total assets acquired	$5,815
Liabilities assumed
Accounts payable and accrued expenses	694
Deferred revenue	2,810
Other liabilities	290
Net assets acquired	$2,021
Consideration paid
Cash paid, net of cash acquired	2,021
Total	$2,021

The weighted average useful life of all identified acquired intangible assets is 4.75 years. The weighted average useful lives for acquired technologies and customer relationships are 3.0 years and 5.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three to five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $1.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of PlanetRisk’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of PlanetRisk support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the PlanetRisk acquisition is not deductible for income tax purposes.

For the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.1 million and $0.1 million, respectively, in connection with the PlanetRisk acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Respond Acquisition

On May 18, 2018, the Company acquired Respond B.V., or Respond, in exchange for current cash consideration of $2.0 million, net of cash acquired and issued a note to be paid one year after the transaction date in the amount of $0.4 million, for a total purchase price of $2.6 million. Respond is a provider of critical communication solutions and is headquartered in the Netherlands. The Company acquired Respond for its customer base and to complement some of the existing facets of the Company’s business with its existing customers.

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of Respond made by the Company. The following table also summarizes the aggregate consideration for Respond as of June 30, 2018 (in thousands):

Respond
Assets acquired
Accounts receivable	86
Other assets	87
Property and equipment	19
Trade names	80
Acquired technology	160
Customer relationships	1,100
Goodwill	1,488
Total assets acquired	$3,020
Liabilities assumed
Accounts payable and accrued expenses	208
Deferred revenue	220
Other liabilities	257
Net assets acquired	$2,335
Consideration paid
Cash paid, net of cash acquired	1,952
Note payable	383
Total	$2,335

The weighted average useful life of all identified acquired intangible assets is 4.63 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 5.0 years and 1.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $1.5 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Respond’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of Respond support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Respond acquisition is deductible for income tax purposes.

For the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.1 million and $0.1 million, respectively, in connection with the Respond acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Neither the investment in the assets nor the results of operations of the three combined acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

2017 Acquisitions

IDV Solutions

On January 27, 2017, the Company acquired IDV Solutions, or IDV, in exchange for current cash consideration of $21.2 million, net of cash acquired and the fair value of contingent future consideration. As a result of the acquisition, the Company recorded $21.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of IDV’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of IDV support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the IDV acquisition was deductible for income tax purposes. The operations of the IDV business are included in the Company’s operating results since the date of acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the results of the Company’s acquisition of IDV completed during the year ended December 31, 2017, assuming that the business acquisition was completed during 2017 and had occurred on January 1, 2017. The unaudited pro forma statement of operations data below includes adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 acquisitions had occurred on January 1, 2017.

	Revenue	Net income (loss)
Results of acquired business included in the six months ended (in thousands):
From the acquisition date to June 30, 2017	$3,018	$(1,583)
For the six months ended June 30, 2017 pro forma	$3,555	$(2,337)

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Basic and diluted earnings per share pro forma	$(0.03)	$(0.08)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at January 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the Notes are convertible at the option of the debt holder as of June 30, 2018.

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

The Notes consist of the following (in thousands):

	for the period
	June 30, 2018	December 31, 2017
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(23,245)	(25,519)
Net carrying amount	$91,755	$89,481
Equity component (a)	22,094	22,094

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity as of December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	As of
	June 30, 2018	December 31, 2017
1.50% coupon	$868	$192
Amortization of debt discount and transaction costs	2,274	499
	$3,142	$691

As of June 30, 2018 and December 31, 2017, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$163,615	$91,755	$126,931	$89,481

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

Based on the closing price of the Company’s common stock of $47.42 on June 29, 2018, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2018, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2018, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At June 30, 2018 and December 31, 2017, there were 29,259,367 and 28,330,460 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2018 and 2017, 44,193 and 83,790 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Stock Options

The Company recorded stock-based compensation expense of $2.1 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively.  The Company recorded stock-based compensation expense of $3.9 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

The total intrinsic value of options exercised for the six months ended June 30, 2018 was $16.1 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2018, the total intrinsic value of all outstanding options was $61.3 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee Stock Options:
Fair value per share on grant date	$43.86	$24.87	$33.06 - $43.86	$18.05 - $24.87
Expected term (in years)	6.00	6.00	6.00	6.00 - 6.11
Expected volatility	45%	60%	45% - 50%	60%
Risk-free interest rate	2.98%	1.98%	2.72% - 2.98%	1.98% - 2.47%
Dividend rate	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	50% - 60%	60%	50% - 60%	60%
Risk-free interest rate	1.18% - 1.93%	0.45%	1.18% - 1.93%	0.45%
Dividend rate	0%	0%	0%	0%

(1)

The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company used the simplified method to compute expected term, which reflects the average of the time-to-vesting and the contractual life;

(2)

The expected volatility of the Company’s common stock on the date of grant is based on the weighted average of the Company’s historical volatility as a public company and the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost related to nonvested stock options was approximately $19.9 million as of June 30, 2018, and is expected to be recognized over a weighted average period of 3.0 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2017 and the six months ended June 30, 2018:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2016	1,884,425	$10.02
Granted	1,096,881	22.84
Exercised	(497,175)	5.77
Forfeited	(43,841)	15.60
Outstanding at December 31, 2017	2,440,290	16.55
Granted	556,396	34.94
Exercised	(521,563)	11.43
Forfeited	(67,327)	15.44
Outstanding at June 30, 2018	2,407,796	$21.94

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of June 30, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of June 30, 2018	Remaining contractual life (years)	Weighted average exercise price
2,407,796	8.45	$21.94	510,494	6.93	$12.33

Outstanding as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,440,290	8.28	$16.55	748,148	7.00	$10.39

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2018	510,094	$12.33	1,897,702	$24.53
Outstanding at December 31, 2017	748,148	$10.39	1,692,142	$19.27

Restricted Stock Units

The Company has granted 466,000 restricted stock units, or RSUs, to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2018 the Company recorded $1.1 million and $2.0 million, respectively, of stock-based compensation related to the RSUs that had been issued to-date. No stock-based compensation expense was recorded for the three and six months ended June 30, 2017, respectively. There were no RSUs that vested during the three and six months ended June 30, 2018.

As of June 30, 2018, there was $8.9 million of unrecognized compensation expense related to unvested employee RSU awards which is expected to be recognized over a weighted-average period of approximately 2.19 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

In June 2018, the Company granted 9,000 performance-based restricted stock units, or PSUs, to members of its management pursuant to the 2016 Plan. The PSUs vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measure period of two years for the first 50% of PSU’s and three years for the remaining PSUs. The vesting of the PSU’s is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs was $43.86 per share. The fair value is based on value of the common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For the three and six months ended June 30, 2018, the Company recognized $0.1 million, in each period for stock compensation expense in connection with these awards. No stock-based compensation expense was recorded for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, there was $0.4 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 3.25 years. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

None of the PSUs had vested as of June 30, 2018.

Market-Based Restricted Stock Units

The Company has granted 559,017 market-based restricted stock units, or market-based RSUs, to members of its senior management and certain other employees pursuant to the 2016 Plan. The market-based RSUs vest based on the Company achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was $23.16 - $51.99 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% - 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% - 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and six months ended June 30, 2018, the Company recognized $6.7 million and $10.3 million, respectively, of stock compensation expense in connection with these awards. No stock-based compensation expense was recorded for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, there was $0.1 million of unrecognized compensation expense related to unvested market based RSUs which is expected to be recognized over a weighted-average period of approximately 0.6 years. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of activity in connection with the Company’s RSUs, market-based RSUs and PSUs for the six-month period ended June 30, 2018 is as follows:

Number of Shares
Outstanding as of December 31, 2017	784,000
Granted	250,077
Vested	(444,248)
Forfeited	(11,500)
Outstanding as of June 30, 2018	578,329

During the six months ended June 30, 2018, 444,248 market-based RSUs vested.

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$940	$60	$1,565	$125
Sales and marketing	3,532	282	5,967	559
Research and development	3,205	176	4,515	322
General and administrative	2,345	583	4,669	1,063
Total	$10,022	$1,101	$16,716	$2,069

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2018	2017
Stock options	2,407,796	1,956,077
Convertible senior notes	3,411,199	—
Non-vested performance-based restricted stock units	9,000	—
Non-vested market-based restricted stock units	110,829	—
Non-vested restricted stock units	458,500	—
Total	6,397,324	1,956,077

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2018 is as follows:

Number of Shares
Stock options issued and outstanding	2,407,796
Additional shares available for grant under equity plans	1,913,623
Total	4,321,419

In connection with the issuance of the Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the Notes. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive.

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

For the three months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes of $189,000 and a benefit of $13,000, respectively, resulting in an effective tax rate of 1.13% and a benefit of 0.38%, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes of $285,000 and $14,000, respectively, resulting in an effective tax rate of 0.98% and 0.15%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of June 30, 2018, the Company had gross tax-effected unrecognized tax benefits of $0.4 million, of which $0.4 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The accounting for all items is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in September of 2018. Any differences between what was previously recorded and the final tax return amounts or estimates made for subsequent quarters are not expected to be material.

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
BALANCE SHEET
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

The impact of the adoption of the new revenue standard on the Company’s consolidated balance sheet and consolidated statement of operations was as follows (in thousands):

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts receivable, net	$33,064	$32,855	$209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue (short and long term)	82,463	82,463	—
Other current liabilities	791	582	209
Accumulated deficit	(129,415)	(138,303)	8,888

	For the Three Months Ended June 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$35,822	$35,822	$—
Net loss	(16,918)	(17,143)	225

	For the Six Months Ended June 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$66,341	$66,341	$—
Net loss	(29,260)	(29,469)	209

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands).

For the Six Months Ended June 30, 2018
Primary Geographic Markets	Total
United States	$59,891
International	6,450
Total	$66,341

The following table presents the Company’s revenues disaggregated by revenue source (in thousands, unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(1)	2018	2017(1)
Subscription services	$33,804	$23,937	$62,329	$46,011
Professional services	2,018	1,084	4,012	1,854
Total revenues	$35,822	$25,021	$66,341	$47,865

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of June 30, 2018, the Company had $1.2 million in unbilled receivables related to services performed which were not billed.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue in the Company’s consolidated balance sheet. The noncurrent portion of deferred revenue is included and separately disclosed in the Company’s consolidated balance sheet.

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, were $13.2 million as of June 30, 2018. For the three and six months ended June 30, 2018, amortization expense for the deferred costs was $1.3 million and $2.6 million, respectively and there was no impairment loss in relation to the costs capitalized.

Deferred Revenue

$33.0 million and $60.7 million of subscription services revenue was recognized during the three and six months ended June 30, 2018 and was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of June 30, 2018, approximately $76.4 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts.

The Company expects to recognize revenue on approximately $73.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of June 30, 2018 was not material.

(16) Commitments and Contingencies

(a) Leases

The Company leases office space in Pasadena, California; San Francisco, California; Burlington, Massachusetts; Colchester, England; Windsor, England; Lansing, Michigan, Orlando, Florida, Tysons Corner, Virginia, Norsborg, Sweden, Oslo, Norway, Tilburg, Holland and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

Except as set forth below, there were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2017 and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  As a result of the acquisitions of UMS and Respond, the Company assumed lease obligations which are included in the table below.

As of June 30, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2018 (for the remaining six months)	$1,832
2019	3,152
2020	2,720
2021	2,644
2022 and thereafter	2,886
Total minimum lease payments	$13,234

(b) Rent

Rent expense was $0.9 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.  Rent expense was $1.6 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

(c) Litigation

In the normal course of business, the Company has been subjected to various unasserted claims. The Company does not believe these claims will have a material adverse impact to the financial statements.

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

In June 2018 the Company extended the line of credit with the same terms as above except for a change in maturity date to September 28, 2018.

As of June 30, 2018, no amounts had been drawn under the credit facility.

(e) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(17) Subsequent Events

In July 2018, the Company announced that it had entered into an amendment with the President of the Company under which he would forfeit options to purchase 375,000 shares of the Company’s common stock from his original 500,000 share option stock grant.  At the same time, he was granted 12,500 restricted stock units which will vest over three years, based on his continued service with the Company, and 12,500 performance-based stock units which will vest based on the Company’s compound annual growth rate reaching certain targets over the two-year and three-year periods after the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, plans and objectives for future operations; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 4,100 customers as of June 30, 2018. As of June 30, 2018, our customers were based in 45 countries and included nine of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of June 30, 2018, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 74% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $35.8 million and $25.0 million for the three months ended June 30, 2018 and 2017, respectively, representing a period-over-period increase of 43%. We generated revenue of $66.3 million and $47.9 million for the six months ended June 30, 2018 and 2017, respectively, representing a period-over-period increase of 39%. We had net losses of $16.9 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively. We had net losses of $29.3 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively. Our adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(3.6) million and $(2.5) million for the six months ended June 30, 2018 and 2017, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of June 30, 2018 and 2017, 28% and 14% of our customers, respectively, were located outside of the United States and these customers generated 19% and 10% of our total revenue for the three months ended June 30, 2018 and 2017, respectively.

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

Recent Developments

In April 2018, we acquired approximately 94.2% of the outstanding shares of Unified Messaging Systems ASA, or UMS, and have completed a compulsory acquisition of the remaining outstanding shares of UMS. We acquired UMS for cash consideration of approximately $31.9 million, net of cash acquired. UMS is a provider of SaaS mobile crisis management solutions and population alerting systems operating out of Norway, Sweden, India and the U.S.

In April 2018, we acquired we acquired certain assets from PlanetRisk, Inc., or PlanetRisk based out of Tysons Corner, Virginia. We acquired these assets for cash consideration of approximately $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions.

In May 2018, we acquired all of the outstanding shares of Respond Beheer B.V., or Respond, which is based in the Netherlands. We acquired Respond for cash consideration of approximately $2.3 million, net of cash acquired. Respond is a provider of SaaS emergency notification systems with a majority of its customers in the Netherlands.

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

During the three and six months ended June 30, 2018, we recognized revenue based on the new revenue standard, but revenue for the three and six months ended June 30, 2017 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. Therefore, the periods are not directly comparable. See Notes 2 and 15 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of the new revenue standard and changes in accounting policies relating to revenue recognition and deferred commissions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$35,822	$25,021	$66,341	$47,865
Cost of revenue(1) (2)	11,532	7,239	21,192	14,893
Gross profit	24,290	17,782	45,149	32,972
Operating expenses:
Sales and marketing(1)(2)	$19,179	$11,057	$34,955	$21,963
Research and development(1) (2)	12,027	5,179	20,198	10,456
General and administrative(1) (2)	8,635	5,065	16,479	10,265
Total operating expenses	39,841	21,301	71,632	42,684
Operating loss	(15,551)	(3,519)	(26,483)	(9,712)
Other income (expenses), net	(1,178)	69	(2,492)	87
Loss before income taxes	(16,729)	(3,450)	(28,975)	(9,625)
Provision for income taxes	(189)	13	(285)	(14)
Net loss attributable to common stockholders	$(16,918)	$(3,437)	$(29,260)	$(9,639)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$940	$60	$1,565	$125
Sales and marketing	3,532	282	5,967	559
Research and development	3,205	176	4,515	322
General and administrative	2,345	583	4,669	1,063
Total	$10,022	$1,101	$16,716	$2,069

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$1,992	$1,514	$3,822	$3,781
Sales and marketing	78	78	159	150
Research and development	69	46	136	92
General and administrative	1,551	657	2,211	1,205
Total	$3,690	$2,295	$6,328	$5,228

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	32%	29%	32%	31%
Gross profit	68%	71%	68%	69%
Operating expenses:
Sales and marketing	54%	44%	53%	46%
Research and development	34%	21%	30%	22%
General and administrative	24%	20%	25%	21%
Total operating expenses	111%	85%	108%	89%
Operating loss	(43)%	(14)%	(40)%	(20)%
Other income (expenses), net	(3)%	*	(4)%	*
Loss before income taxes	(47)%	(14)%	(44)%	(20)%
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(47)%	(14)%	(44)%	(20)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$35,822	$25,021	$10,801	43.2%

Revenue increased by $10.8 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was due to a $10.8 million increase in sales of our historical solutions driven by expansion of our customer base from 3,201 customers as of June 30, 2017 to 4,158 customers as of June 30, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$11,532	$7,239	$4,293	59.3%
Gross margin %	68%	71%

Cost of revenue increased by $4.3 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was due to a $1.8 million increase in employee-related costs associated with our increased headcount from 115 employees as of June 30, 2017 to 163 employees as of June 30, 2018. In addition, $2.0 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and $0.1 million attributed to an increase in office related expenses to support revenue generating activities.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software and our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$19,179	$11,057	$8,122	73.5%
% of revenue	54%	44%

Sales and marketing expense increased by $8.1 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $7.3 million increase in stock compensation and employee-related costs associated with our increased headcount from 205 employees as of June 30, 2017 to 284 employees as of June 30, 2018. The remaining increase was principally the result of a $0.8 million increase in software costs and office related expenses to support the sales team. The impact to commission expense was not material based upon the adoption of ASC 606 for the period beginning January 1, 2018.

Research and Development Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$12,027	$5,179	$6,848	132.2%
% of revenue	34%	21%

Research and development expense increased by $6.8 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $6.6 million increase in stock compensation and employee-related costs associated with our increased headcount from 155 employees as of June 30, 2017 to 237 employees as of June 30, 2018. The remaining increase was principally the result of a $0.8 million increase in office related expenses and support fees. A total of $1.6 million of internally developed software costs during the three months ended June 30, 2017 and $2.2 million of internally developed software costs during the three months ended June 30, 2018 were capitalized, resulting in a decrease of the expense by $0.6 million in the second quarter of 2018.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$8,635	$5,065	$3,570	70.5%
% of revenue	24%	20%

General and administrative expense increased by $3.6 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $2.5 million increase in stock compensation and employee-related costs associated with our increased headcount from 73 employees as of June 30, 2017 to 88 employees as of June 30, 2018. The remaining increase was due to a $0.5 million increase in professional services attributed to tax and audit services, and a $1.0 million increase in depreciation and amortization. These increases were offset by a decrease of $0.2 million in bad debt expense.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(1,178)	$69	$(1,247)	(1807.2)%
% of revenue	(3)%	*

Other expense increased by $1.2 million for the three months ended June 30, 2018 compared to the same period in 2017 as we issued $115.0 million in convertible senior notes in November 2017, resulting in a $1.6 million increase in interest expense. The increase in interest expense was offset by an increase of $0.4 million in interest and investment income as a result of proceeds invested from our public offerings and our convertible note offering.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$66,341	$47,865	$18,476	38.6%

Revenue increased by $18.5 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was due to an $18.5 million increase in sales of our historical solutions driven by expansion of our customer base from 3,201 customers as of June 30, 2017 to 4,158 customers as of June 30, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$21,192	$14,893	$6,299	42.3%
Gross margin %	68%	69%

Cost of revenue increased by $6.3 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $3.0 million increase in employee-related costs associated with our increased headcount from 115 employees as of June 30, 2017 to 135 employees as of June 30, 2018. In addition, $3.1 million of the increase was attributed to an increase in hosting, software and messaging costs and a $0.2 million increase in office related expenses to support revenue generating activities.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$34,955	$21,963	$12,992	59.2%
% of revenue	53%	46%

Sales and marketing expense increased by $13.0 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to an $11.8 million increase in employee-related costs associated with our increased headcount from 205 employees as of June 30, 2017 to 227 employees as of June 30, 2018. The remaining increase was principally the result of a $0.6 million increase in advertising costs, a $0.4 million increase in office related expenses to support revenue generating activities and a $0.2 million increase in software cost and office related expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$20,198	$10,456	$9,742	93.2%
% of revenue	30%	22%

Research and development expense increased by $9.7 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $9.7 million increase in employee-related costs associated with our increased headcount from 155 employees as of June 30, 2017 to 180 employees as of June 30, 2018. The remaining increase was principally the result of a $0.4 million increase in hosting and software cost to support research and development activities and a $0.6 million increase in office related expenses to support research and development activities. A total of $3.1 million of internally developed software costs during the six months ended June 30, 2017 and $4.1 million of internally developed software costs during the six months ended June 30, 2018 were capitalized, resulting in a decrease of the expense by $1.1 million in the 2018 period.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$16,479	$10,265	$6,214	60.5%
% of revenue	25%	21%

General and administrative expense increased by $6.2 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to a $4.6 million increase in employee-related costs associated with our increased headcount from 73 employees as of June 30, 2017 to 76 employees as of June 30, 2018. The remaining increase was due to a $1.0 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.7 million increase in cost to operate as a public company offset by a decrease of $0.1 million in office related expenses to support the administrative team.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(2,492)	$87	$(2,579)	(2964.4)%
% of revenue	(4)%	*

Other expense increased by $2.6 million for the six months ended June 30, 2018 compared to the same period in 2017 as we issued $115.0 million in convertible senior notes in November 2017, resulting in a $3.1 million increase in interest expense. The increase in interest expense was offset by an increase of $0.6 million in interest and investment income as a result of proceeds invested from our public offerings and our convertible note offering. In addition, we had an increase in other expense of $0.1 million as a result of a loss on disposal of assets.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Adjusted EBITDA	$(1,845)	$(129)	$(3,643)	$(2,453)
Adjusted gross margin	$25,611	$18,133	$47,347	$34,129
Free cash flow	$(11,160)	$(5,657)	$(5,904)	$(5,908)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(16,918)	$(3,437)	$(29,260)	$(9,639)
Interest and investment (income) expense, net	1,172	(75)	2,288	(125)
Provision for income taxes	189	(13)	285	14
Depreciation and amortization expense	3,690	2,295	6,328	5,228
Stock-based compensation expense	10,022	1,101	16,716	2,069
Adjusted EBITDA	$(1,845)	$(129)	$(3,643)	$(2,453)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gross profit	$24,290	$17,782	$45,149	$32,972
Amortization of acquired intangibles	381	291	633	1,032
Stock-based compensation expense	940	60	1,565	125
Adjusted gross margin	$25,611	$18,133	$47,347	$34,129

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net cash provided by operating activities	$(8,960)	$(3,818)	$(1,452)	$(2,359)
Capital expenditures	(161)	(282)	(414)	(505)
Capitalized software development costs	(2,039)	(1,557)	(4,038)	(3,044)
Free cash flow	$(11,160)	$(5,657)	$(5,904)	$(5,908)

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

The following table reconciles our GAAP to non-GAAP numbers for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$11,532	$7,239	$21,192	$14,893
Amortization of acquired intangibles	(381)	(291)	(633)	(1,032)
Stock-based compensation expense	(940)	(60)	(1,565)	(125)
Non-GAAP cost of revenue	10,211	6,888	18,994	13,736

Gross profit	24,290	17,782	45,149	32,972
Amortization of acquired intangibles	381	291	633	1,032
Stock-based compensation expense	940	60	1,565	125
Non-GAAP gross profit	25,611	18,133	47,347	34,129
Non-GAAP gross margin	71.5%	72.5%	71.4%	71.3%

Sales and marketing expense	19,179	11,057	34,955	21,963
Stock-based compensation expense	(3,532)	(282)	(5,967)	(559)
Non-GAAP sales and marketing	15,647	10,775	28,988	21,404

Research and development expense	12,027	5,179	20,198	10,456
Stock-based compensation expense	(3,205)	(176)	(4,515)	(322)
Non-GAAP research and development	8,822	5,003	15,683	10,134

General and administrative expense	8,635	5,065	16,479	10,265
Amortization of acquired intangibles	(1,426)	(554)	(1,997)	(1,002)
Stock-based compensation expense	(2,345)	(583)	(4,669)	(1,063)
Non-GAAP general and administrative	4,864	3,928	9,813	8,200

Total operating expenses	39,841	21,301	71,632	42,684
Amortization of acquired intangibles	(1,426)	(554)	(1,997)	(1,002)
Stock-based compensation expense	(9,082)	(1,041)	(15,151)	(1,944)
Non-GAAP total operating expenses	$29,333	$19,706	$54,484	$39,738

Operating loss	$(15,551)	$(3,519)	$(26,483)	$(9,712)
Amortization of acquired intangibles	1,807	845	2,630	2,034
Stock-based compensation expense	10,022	1,101	16,716	2,069
Non-GAAP operating loss	$(3,722)	$(1,573)	$(7,137)	$(5,609)

Net loss	$(16,918)	$(3,437)	$(29,260)	$(9,639)
Amortization of acquired intangibles	1,807	845	2,630	2,034
Stock-based compensation expense	10,022	1,101	16,716	2,069
Non-GAAP net loss	$(5,089)	$(1,491)	$(9,914)	$(5,536)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $102.6 million as of June 30, 2018, which includes $98.2 million received in November 2017 as a result of our convertible senior notes after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the note offering. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Credit Facility

In June 2015, we entered into a loan and security agreement with Western Alliance Bank (formerly known as Bridge Bank) to provide a secured revolving line of credit that allows us to borrow up to $10.0 million for working capital and general business requirements. In February 2016, we entered into an amendment of our loan and security agreement with Western Alliance Bank to (1) increase the capacity of our revolving line of credit by $5.0 million to $15.0 million and (2) set the minimum prime rate based on which interest due is calculated at 3.25%. No other changes were made to the loan and security agreement. The loan and security agreement, as amended, allows us to borrow up to $15.0 million for working capital and general business requirements. Amounts outstanding under the line of credit bear interest at the prime rate plus 0.75% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in June 2018. As of June 30, 2018, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on the revolving line of credit. In June 2018, the Company extended the maturity date of the credit facility until September 28, 2018.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$103,633	$39,679	$103,051	$60,765
Cash used in operating activities	(8,960)	(3,818)	(1,452)	(2,359)
Cash provided by (used in) investing activities	7,364	(14,165)	(764)	(37,110)
Cash provided by financing activities	1,188	11,116	2,429	11,684
Effects of exchange rates on cash	(626)	21	(665)	(147)
Cash and cash equivalents at end of period	$102,599	$32,833	$102,599	$32,833

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

Operating activities used $1.5 million in cash in the six months ended June 30, 2018, primarily from $0.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was decreased by $1.9 million of non-cash operating expenses and partially offset by our net loss of $29.3 million. Specifically, we recognized non-cash charges aggregating to $6.3 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $16.5 million for stock-based compensation, $2.5 million for amortization of deferred commissions and $2.3 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.3 million for our change in fair value of contingent consideration and $0.2 million of investment income. The change in operating assets and liabilities reflected a $5.6 million decrease in accounts receivable, a $0.6 million increase in accrued expenses as a result of timing of payments made to vendors, a $0.3 million increase in accrued employee related expenses due to timing of payments to employees and a $1.1 million increase in deferred revenue. These increases were partially offset by a $4.2 million increase in deferred cost, $2.0 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.0 million increase in other assets.

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

Investing activities used $0.8 million in cash in the six months ended June 30, 2018, primarily from our purchase of short-term investments of $30.9 million, investment in software development of $4.0 million, our purchase of property and equipment of $0.4 million, $35.9 million in cash used for acquisitions and a $0.2 million in purchases of intangible assets. This was offset by cash provided of $70.6 million in maturities of our short-term investments.

Investing activities used $37.1 million in cash in the six months ended June 30, 2017, primarily from our purchase of IDV Solutions, or IDV, for $21.5 million and our investment in software development of $3.0 million, our purchase of property and equipment of $0.5 million and $12.4 million in purchases of short-term investments. This was offset by cash provided of $0.4 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock upon the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt issuance costs and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $2.4 million of cash in the six months ended June 30, 2018, which reflects proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan and proceeds of $5.8 million from the exercise of stock options. This amount was offset by a $3.8 million payment for employee withholding taxes and $0.4 million of contingent consideration related to our acquisition of IDV.

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

Contractual Obligations and Commitments

Except as disclosed in Note 16 of the notes to the condensed consolidated financial statements included in this report, as of June 30, 2018, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.5 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2018, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2018.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $33.71, resulting in the Notes becoming convertible at the option of the holder. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 6.93%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments includes cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $102.6 million as of June 30, 2018, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant. Amounts outstanding under our revolving line of credit carry a variable interest rate of the prime rate, but in no event less than 3.25%, plus 0.75%. As of June 30, 2018, the applicable prime rate was 4.75%. We monitor our cost of borrowing under our revolving line of credit, if any, taking into account our funding requirements, and our expectation for short-term rates in the future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Although our credit facility and term loan have variable interest rates, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British Pounds, Norwegian Krone and Swedish Kronor. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Management’s assessment of disclosure controls and procedures excluded consideration of the internal control over financial reporting of Unified Messaging Systems ASA, or UMS, which we acquired on April 3, 2018, PlanetRisk, Inc., or PlanetRisk, which we acquired on May 1, 2018 and Respond Beheer B.V., or Respond which we acquired on May 18, 2018. This exclusion is consistent with guidance provided by the staff of the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.

Changes in Internal Control

In connection with the integration of the Company’s recent acquisitions, management is in the process of analyzing and evaluating our internal controls over financial reporting. This process may result in material additions or changes to our internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.  Except as set forth below, during the three months ended June 30, 2018, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

As a result of becoming a public company, we are obligated to maintain a system of effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may harm investor confidence in our company and, as a result, the value of our common stock.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  However, as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, our auditors have not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.  As of the end of our fiscal year ending December 31, 2018 we will qualify as a “large accelerated filer” and, as a result, will cease to qualify as an emerging growth company.   As a result, we will be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 in connection with our Annual Report for the year ended December 31, 2018.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.  However, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting.  We may not be able to remediate any material weaknesses that may be identified, or to complete our evaluation, testing and any required remediation in a timely fashion and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Any failure to maintain adequate internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.  If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

2.1(1)	Transaction Agreement, dated as of February 13, 2018, by and among Everbridge, Inc., Everbridge Holdings Limited, and Unified Messaging Systems

3.1(2)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(3)	Amended and Restated Bylaws of Everbridge, Inc.

10.1*+	Employment Agreement, dated as of May 15, 2018, by and between Everbridge, Inc. and James Totton.

10.2*	Loan and Security Modification Agreement, dated as of June 27, 2018, by and between Everbridge, Inc. and Western Alliance Bank.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on February 20, 2018, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.

*	Filed herewith.
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

Everbridge, Inc.

Date: August 9, 2018	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: August 9, 2018	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer