Form 10-Q
period 2018-09-30
EVERBRIDGE, INC.
filed 2018-11-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 29,651,516 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of September 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$76,271	$102,754
Restricted cash	23	297
Short-term investments	26,856	42,908
Accounts receivable, net	37,033	31,699
Prepaid expenses	5,353	2,563
Deferred costs	5,842	2,429
Other current assets	3,426	811
Total current assets	154,804	183,461
Property and equipment, net	2,918	2,796
Capitalized software development costs, net	12,734	10,005
Goodwill	53,132	31,328
Intangible assets, net	22,000	8,634
Deferred costs	8,747	—
Other assets	253	189
Total assets	$254,588	$236,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,141	$2,446
Accrued payroll and employee related liabilities	14,531	11,111
Accrued expenses	3,090	1,825
Deferred revenue	82,263	70,090
Note payable	432	—
Contingent liabilities	—	682
Other current liabilities	1,242	808
Total current liabilities	105,699	86,962
Long-term liabilities:
Deferred revenue, noncurrent	6,376	2,982
Convertible senior notes	92,916	89,481
Deferred tax liabilities	885	482
Other long term liabilities	989	515
Total liabilities	206,865	180,422
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,625,465 and 28,330,460 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	29	28
Additional paid-in capital	187,909	164,995
Accumulated deficit	(137,865)	(109,252)
Accumulated other comprehensive income (loss)	(2,350)	220
Total stockholders’ equity	47,723	55,991
Total liabilities and stockholders’ equity	$254,588	$236,413

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$38,925	$27,312	$105,266	$75,177
Cost of revenue	12,296	8,076	33,488	22,969
Gross profit	26,629	19,236	71,778	52,208
Operating expenses:
Sales and marketing	16,348	11,626	51,303	33,589
Research and development	10,350	5,626	30,548	16,082
General and administrative	7,130	6,375	23,609	16,640
Total operating expenses	33,828	23,627	105,460	66,311
Operating loss	(7,199)	(4,391)	(33,682)	(14,103)
Other income (expense), net:
Interest and investment income	460	106	1,316	234
Interest expense	(1,592)	(2)	(4,736)	(5)
Other expense, net	(33)	(23)	(237)	(61)
Total other (expense) income, net	(1,165)	81	(3,657)	168
Loss before income taxes	(8,364)	(4,310)	(37,339)	(13,935)
(Provision for) benefit from income taxes	(86)	79	(371)	65
Net loss	$(8,450)	$(4,231)	$(37,710)	$(13,870)
Net loss per share attributable to common stockholders:
Basic	$(0.29)	$(0.15)	$(1.30)	$(0.50)
Diluted	$(0.29)	$(0.15)	$(1.30)	$(0.50)
Weighted-average common shares outstanding:
Basic	29,460,156	28,100,172	28,918,304	27,719,519
Diluted	29,460,156	28,100,172	28,918,304	27,719,519

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(8,450)	$(4,231)	$(37,710)	$(13,870)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	81	197	(2,570)	323
Total comprehensive loss	$(8,369)	$(4,034)	$(40,280)	$(13,547)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	20,257	—	—	20,257
Vesting of restricted stock units	671,131	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(154,469)	—	(7,921)	—	—	(7,921)
Exercise of stock options	703,826	1	8,820	—	—	8,821
Issuance of shares under employee stock purchase plan	74,517	—	1,758	—	—	1,758
Other comprehensive income	—	—	—	—	(2,570)	(2,570)
Net loss	—	—	—	(37,710)	—	(37,710)
Balance at September 30, 2018	29,625,465	$29	$187,909	$(137,865)	$(2,350)	$47,723

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(37,710)	$(13,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,172	7,646
Amortization of deferred costs	3,928	4,140
Loss on disposal of assets	112	15
Deferred income taxes	101	62
Accretion of interest on convertible senior notes	3,435	—
Non-cash investment income	(308)	(74)
Provision for doubtful accounts and sales reserve	158	588
Change in fair value of contingent consideration	(250)	—
Stock-based compensation	20,007	4,838
Increase (decrease) in operating assets and liabilities:
Accounts receivable	1,524	(3,591)
Prepaid expenses	(2,439)	(1,552)
Deferred costs	(6,991)	216
Other assets	(1,584)	(5,336)
Accounts payable	(113)	820
Accrued payroll and employee related liabilities	2,109	2,263
Accrued expenses	(621)	(54)
Deferred revenue	7,237	7,801
Other liabilities	457	467
Net cash (used in) provided by operating activities	(776)	4,379
Cash flows from investing activities:
Capital expenditures	(855)	(1,337)
Proceeds from sale leaseback	—	794
Payments for acquisition of business, net of acquired cash	(35,857)	(21,235)
Purchase of short-term investments	(57,709)	(29,955)
Maturities of short-term investments	74,069	6,000
Additions to intangibles	(184)	—
Additions to capitalized software development costs	(6,722)	(4,586)
Net cash used in investing activities	(27,258)	(50,319)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(7,921)	—
Principal payments on capital leases	(61)	—
Payment of contingent consideration	(431)	(3,750)
Payment on note payable	(59)	—
Proceeds from follow on offering, net	—	10,444
Payments of public offering costs	—	(872)
Payments of debt issuance costs	(84)	(40)
Proceeds from employee stock purchase plan	1,758	1,540
Proceeds from stock option exercises	8,821	2,087
Net cash provided by financing activities	2,023	9,409
Effect of exchange rates on cash and cash equivalents	(746)	(309)
Net decrease in cash, cash equivalents and restricted cash	(26,757)	(36,840)
Cash, cash equivalents and restricted cash—beginning of period	103,051	60,765
Cash, cash equivalents and restricted cash—end of period	$76,294	$23,925
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$771	$—
Taxes, net of refunds received	43	25
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	278	24
Debt issuance costs included in accounts payable and accrued expenses	—	100
Note payable issued for asset acquisition	52	—
Stock-based compensation capitalized for software development	250	34

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, allowances for doubtful accounts, the fair value of assets acquired and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations and certain market-based performance equity awards.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue or accounts receivable for the three and nine months ended September 30, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2018, $47.8 million of the Company’s cash equivalents were invested in money market funds.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $26.9 million and $42.9 million at September 30, 2018 and December 31, 2017, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at September 30, 2018 have maturity dates within one year.

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

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Deferred Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions related to initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company has determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions attributed to renewals are not material. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Based on the results of the Company’s evaluation, the adoption of the new revenue standard did not have a material impact on its revenue for the three or nine months ended September 30, 2018. The primary impact of adopting the new revenue standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over one year. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs over a period of benefit that the Company has determined to be four years. Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s consolidated statements of cash flows. For details on the impact of the Company’s adoption of the new revenue standard, see Note 15.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the three or nine months ended September 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the fiscal year beginning January 1, 2018. The Company adopted ASU No. 2016-18 retrospectively, effective January 1, 2018. The adoption of ASU 2016-08 did not have a material impact on the Company's financial statements for the period ended September 30, 2018 and September 30, 2017, respectively.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to require lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, the Company expects to record a lease commitment liability and corresponding right-of-use asset for our leases designated as operating leases in Note 16, “Commitments and Contingencies,” upon adoption.  The Company currently plans to adopt the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company plans to initially apply the new leasing rules on January 1, 2019, and recognize the cumulative effect of initially applying the standard as an adjustment to the Company’s opening balance of retained earnings, rather than at the earliest comparative period presented in the financial statements. While the Company is still in the process of determining the effect that the new standard will have on its financial position and results of operations, the Company expects to recognize additional assets and corresponding liabilities on its consolidated balance sheets, as a result of its operating lease portfolio as it exists at the date the Company adopts the new standard on January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company will adopt ASU 2018-02 effective January 1, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Accounts receivable	$37,853	$32,662
Allowance for doubtful accounts	(820)	(963)
Net accounts receivable	$37,033	$31,699

Bad debt expense was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Bad debt expense was $0.1 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$(716)	$(610)	$(863)	$(374)
Additions	(134)	(195)	(25)	(484)
Write-offs	30	11	68	64
Balance, end of period	$(820)	$(794)	$(820)	$(794)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$(209)	$(116)	$(100)	$(45)
Additions	—	(24)	(133)	(104)
Write-offs	69	15	93	24
Balance, end of period	$(140)	$(125)	$(140)	$(125)

As a result of the adoption of the new revenue standard, the Company reclassified its sales reserve from a current asset to a current liability within the consolidated financial statements, effective January 1, 2018.

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of September 30, 2018	As of December 31, 2017
Furniture, equipment and leasehold improvements	5	$1,956	$1,854
System hardware	5	1,404	1,623
Office computers	3	3,574	2,586
Computer and system software	3	1,385	1,193
		8,319	7,256
Less accumulated depreciation and amortization		(5,401)	(4,460)
Property and equipment, net		$2,918	$2,796

Depreciation and amortization expense for property and equipment was $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense for property and equipment was $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of September 30, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$43,915	3 years	$(31,181)	$12,734
Total capitalized software development costs	$43,915		$(31,181)	$12,734

			As of December 31, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$36,899	3 years	$(26,894)	$10,005
Total capitalized software development costs	$36,899		$(26,894)	$10,005

The Company capitalized software development costs of $7.0 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.  The Company capitalized software development costs of $2.7 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense for capitalized software development costs was $1.5 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for capitalized software development was $4.3 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively.  Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2018, for each of the following years is as follows (in thousands):

Amounts
2018 (for the remaining three months)	$1,751
2019	5,775
2020	3,778
2021	1,430
$12,734

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2018 and year ended December 31, 2017, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$47,747	—	—	$47,747
U.S. treasury securities	—	14,987	—	14,987
U.S. government and agency securities	—	4,989	—	4,989
Short-term investments:
U.S. treasury securities	—	1,490	—	1,490
U.S. government and agency securities	—	25,366	—	25,366
Total financial assets	$47,747	$46,832	$—	$94,579

	As of December 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,521	—	—	$35,521
U.S. treasury securities	—	11,974		11,974
U.S. government and agency securities	—	50,352	—	50,352
Short-term investments:
U.S. treasury securities	—	12,972	—	12,972
U.S. government and agency securities	—	29,936	—	29,936
Total financial assets	$35,521	$105,234	$—	$140,755
Liabilities:
Contingent consideration	—	—	$682	$682
Total financial liabilities	$—	$—	$682	$682

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended September 30, 2018.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2018 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2017	$682
Foreign currency translation	(1)
Change in fair value	(250)
Payments made during the year	(431)
Balance at September 30, 2018	$—

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 the fair value of the convertible senior notes was determined to be $204.3 million and $126.9 million, respectively, and the carrying value of the notes was $92.9 million and $89.5 million, respectively.

(7) Goodwill and Intangible Assets, Net

Goodwill was $53.1 million and $31.3 million as of September 30, 2018 and December 31, 2017, respectively. There were no impairments recorded against goodwill during the nine months ended September 30, 2018 and for the year ended December 31, 2017. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2017	$31,328
Foreign currency translation	(1,090)
Increase due to acquisitions	22,894
Balance at September 30, 2018	$53,132

Intangible assets consisted of the following (in thousands):

			As of September 30, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,736	3.03	$(3,006)	$2,730
Tradenames	3,253	4.43	(1,318)	1,935
Non-compete	240	2.00	(200)	40
Customer relationships	23,836	5.00	(6,541)	17,295
Total intangible assets	$33,065		$(11,065)	$22,000

			As of December 31, 2017
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.04	$(2,017)	$2,048
Tradenames	2,495	5.18	(701)	1,794
Non-compete	240	2.00	(110)	130
Customer relationships	8,556	5.00	(3,894)	4,662
Total intangible assets	$15,356		$(6,722)	$8,634

Amortization expense for intangible assets was $1.9 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $4.5 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The expected amortization of the intangible assets, as of September 30, 2018, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2018 (for the remaining three months)	$1,880
2019	6,428
2020	5,044
2021	4,556
2022	3,251
Thereafter	841
$22,000

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

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the acquisition accounting assessment may result in a change in the valuation of the deferred tax assets, intangibles assets, goodwill, deferred revenue and deferred tax liabilities, which could have a material impact on the Company’s results of operations and financial position.

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

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of UMS made by the Company. The following table also summarizes the aggregate consideration for UMS as of September 30, 2018 (in thousands):

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

As a result of the acquisition, the Company recorded $20.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of UMS’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of UMS support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the UMS acquisition is not deductible for income tax purposes.

For the three and nine months ended September 30, 2018, the Company incurred transaction costs of none and $0.4 million, respectively, in connection with the UMS acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

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

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of PlanetRisk made by the Company. The following table also summarizes the aggregate consideration for PlanetRisk as of September 30, 2018 (in thousands):

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

As a result of the acquisition, the Company recorded $1.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of PlanetRisk’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of PlanetRisk support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the PlanetRisk acquisition is deductible for income tax purposes.

For the three and nine months ended September 30, 2018, the Company incurred transaction costs of none and $0.1 million, respectively, in connection with the PlanetRisk acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Respond Acquisition

On May 18, 2018, the Company acquired Respond B.V., or Respond, in exchange for current cash consideration of $2.0 million, net of cash acquired and issued a note to be paid one year after the transaction date in the amount of $0.4 million, for a total purchase price of $2.3 million. Respond is a provider of critical communication solutions and is headquartered in the Netherlands. The Company acquired Respond for its customer base and to complement some of the existing facets of the Company’s business with its existing customers.

The following table summarizes the allocation of the purchase consideration and the Company’s preliminary estimate of acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of Respond made by the Company. The following table also summarizes the aggregate consideration for Respond as of September 30, 2018 (in thousands):

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

As a result of the acquisition, the Company recorded $1.5 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Respond’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of Respond support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Respond acquisition is not deductible for income tax purposes.

For the three and nine months ended September 30, 2018, the Company incurred transaction costs of none and $0.1 million, respectively, in connection with the Respond acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

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

	Revenue	Net income (loss)
Results of acquired business included in the nine months ended (in thousands):
From the acquisition date to September 30, 2017	$4,900	$(2,274)
For the nine months ended September 30, 2017 pro forma	$5,437	$(2,419)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Basic and diluted earnings per share pro forma	$(0.02)	$(0.09)

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company’s current intention is to settle the conversion in shares of common stock if a conversion were to occur.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of September 30, 2018. No debt holders have exercised their right for conversion as of September 30, 2018. The Notes are classified as long-term on the consolidated balance sheet as of September 30, 2018 as it’s the Company’s intent to settle all of the debt at maturity.

The Notes consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(22,084)	(25,519)
Net carrying amount	$92,916	$89,481
Equity component (a)	22,094	22,094

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity as of December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
1.50% coupon	$432	$1,301
Amortization of debt discount and transaction costs	1,160	3,435
	$1,592	$4,736

As of September 30, 2018 and December 31, 2017, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$204,344	$92,916	$126,931	$89,481

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $47.20. The capped calls cover, subject to anti-dilution adjustments, approximately 2,436,570 shares of common stock. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity as of December 31, 2017 and will not be re-measured.

Based on the closing price of the Company’s common stock of $57.64 on September 28, 2018, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2018, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2018, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At September 30, 2018 and December 31, 2017, there were 29,625,465 and 28,330,460 shares of common stock issued and outstanding, respectively.

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

As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. The 2008 Plan provided for the grant of stock options to the Company’s employees, directors and consultants.  Stock option awards were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant as determined by the Company’s board of directors. The option awards generally vested over four years and were exercisable any time after vesting. The stock options expire ten years after the date of grant. As of September 30, 2018 there were an aggregate of 6,890,701 shares reserved for issuance under the 2008 Plan and the 2016 Plan and 1,477,556 available to be issued under the 2016 Plan.

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

For the nine months ended September 30, 2018 and 2017, 74,477 and 128,786 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded stock-based compensation expense of $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

The Company recorded stock-based compensation expense of $0.8 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively.  The Company recorded stock-based compensation expense of $4.7 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The total intrinsic value of options exercised for the nine months ended September 30, 2018 was $23.1 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2018, the total intrinsic value of all outstanding options was $65.0 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Options:
Market price per share on grant date	$58.75	$23.17 - $23.60	$33.06 - $58.75	$18.05 - $24.87
Expected term (in years)	6.00	6.00	6.00	6.00 - 6.11
Expected volatility	45%	60%	45% - 50%	60%
Risk-free interest rate	2.72%	1.82% - 1.93%	2.72% - 2.98%	1.82% - 2.47%
Dividend rate	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	45% - 50%	60%	45% - 60%	60%
Risk-free interest rate	1.89% - 2.33%	1.18%	1.18% - 2.33%	0.45% - 1.18%
Dividend rate	0%	0%	0%	0%

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

Total unrecognized compensation cost related to nonvested stock options was approximately $14.6 million as of September 30, 2018, and is expected to be recognized over a weighted average period of 2.8 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2017 and the nine months ended September 30, 2018:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2016	1,884,425	$10.02
Granted	1,096,881	22.84
Exercised	(497,175)	5.77
Forfeited	(43,841)	15.60
Outstanding at December 31, 2017	2,440,290	16.55
Granted	557,896	35.01
Exercised	(703,826)	12.53
Forfeited	(457,689)	22.38
Outstanding at September 30, 2018	1,836,671	$22.24

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of September 30, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of September 30, 2018	Remaining contractual life (years)	Weighted average exercise price
1,836,671	8.13	$22.24	515,735	6.89	$13.51

Outstanding as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,440,290	8.28	$16.55	748,148	7.00	$10.39

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2018	515,735	$13.51	1,320,936	$25.65
Outstanding at December 31, 2017	748,148	$10.39	1,692,142	$19.27

Restricted Stock Units

The Company has granted 555,364 restricted stock units, or RSUs, to members of its senior management and certain other employees pursuant to the 2016 Plan since inception. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. During the three and nine months ended September 30, 2018 the Company recorded $2.4 million and $4.4 million, respectively, of stock-based compensation related to the RSUs that had been issued to-date. $0.4 million of stock-based compensation expense was recorded for the three and nine months ended September 30, 2017, respectively. There were 138,155 RSUs that vested during the nine months ended September 30, 2018.  There were no RSUs that vested during the nine months ended September 30, 2017.

As of September 30, 2018, there was $12.4 million of unrecognized compensation expense related to unvested employee RSU awards which is expected to be recognized over a weighted-average period of approximately 2.43 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

As of September 30, 2018, the Company has granted 93,362 performance-based restricted stock units, or PSUs, to members of its management pursuant to the 2016 Plan. The PSUs vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of each grant of PSU’s and three years for the remaining PSUs. The vesting of the PSU’s is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs ranged from $43.86 to $58.75per share. The fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.4 million, respectively, for stock compensation expense in connection with these awards. No stock-based compensation expense was recorded for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, there was $4.8 million of unrecognized compensation expense related to unvested PSUs that would be recognized if all of the performance targets were met, which is expected to be recognized over a weighted-average period of approximately 2.75 years. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

None of the PSUs had vested as of September 30, 2018.

Market-Based Restricted Stock Units

The Company has granted 560,015 market-based restricted stock units, or market-based RSUs, to members of its senior management and certain other employees pursuant to the 2016 Plan. The market-based RSUs vest based on the Company achieving certain stock price thresholds, which range from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was $23.16 - $51.99 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% - 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% - 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $10.3 million, respectively, of stock compensation expense in connection with these awards. $1.0 million of stock-based compensation expense was recorded for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, there was $0.1 million of unrecognized compensation expense related to unvested market based RSUs which is expected to be recognized over a weighted-average period of approximately 0.3 years. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

There were 191,547 and 543,825 market-based RSUs which had vested during the three and nine months ended September 30, 2018. None of the market-based RSUs had vested during the three and nine months ended September 30, 2017.

A summary of activity in connection with the Company’s RSUs, market-based RSUs and PSUs for the nine-month period ended September 30, 2018 is as follows:

Number of Shares
Outstanding as of December 31, 2017	784,000
Granted	424,741
Vested	(681,980)
Forfeited	(4,313)
Outstanding as of September 30, 2018	522,448

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$312	$141	$1,877	$266
Sales and marketing	1,180	691	7,147	1,250
Research and development	1,091	416	5,606	738
General and administrative	958	1,555	5,627	2,618
Total	$3,541	$2,803	$20,257	$4,872

(12) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The Company uses the if converted method for calculating any potential dilutive effect on diluted loss per share.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2018	2017
Stock options	1,836,671	2,469,553
Convertible senior notes	3,411,199	—
Non-vested performance-based restricted stock units	93,362	—
Non-vested market-based restricted stock units	11,877	286,000
Non-vested restricted stock units	417,209	286,000
Total	5,770,318	3,041,553

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2018 is as follows:

Number of Shares
Stock options issued and outstanding	1,836,671
Additional shares available for grant under equity plans	2,174,253
Total	4,010,924

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

For the three months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes of $86,000 and a benefit of $79,000, respectively, resulting in an effective tax rate of 1.03% and a benefit of 1.83%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes of $371,000 and a tax benefit of $65,000, respectively, resulting in an effective tax rate of 0.99% and benefit of 0.47%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of September 30, 2018, the Company had gross tax-effected unrecognized tax benefits of $0.5 million, of which $0.4 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of tax deductibility of the interest expense, allowing for immediate expensing of certain qualified property and creating a territorial tax system.  ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment.  However, in January 2018, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The accounting for all items is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in October of 2018. Any differences between what was previously recorded and the final tax return amounts or estimates made for subsequent quarters are not expected to be material.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or CODM, who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, all of the Company’s applications operate on and leverage a similar technology platform and are deployed and sold in a similar way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
BALANCE SHEET
ASSETS
Accounts receivable, net	$31,699	$100	$31,799
Deferred cost	2,429	2,132	4,561
Deferred cost (non-current)	—	6,965	6,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$808	$100	$908
Deferred revenue	73,072	—	73,072
Accumulated deficit	(109,252)	9,097	(100,155)

The impact of the adoption of the new revenue standard on the Company’s consolidated balance sheet and consolidated statement of operations was as follows (in thousands):

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts receivable, net	$37,033	$36,893	$140
Deferred cost	5,842	4,361	1,481
Deferred cost (non-current)	8,747	—	8,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue (current and non-current)	88,639	88,639	—
Other current liabilities	1,242	1,102	140
Accumulated deficit	(137,865)	(148,093)	10,228

	For the Three Months Ended September 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$38,925	$38,925	$—
Net loss	(8,450)	(8,885)	435

	For the Nine Months Ended September 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$105,266	$105,266	$—
Net loss	(37,710)	(38,390)	680

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands).

Primary Geographic Markets	For the Nine Months Ended September 30, 2018
United States	$90,866
International	14,400
Total	$105,266

The following table presents the Company’s revenues disaggregated by revenue source (in thousands, unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017(1)	2018	2017(1)
Subscription services	$35,998	$26,247	$98,327	$72,258
Professional services	2,927	1,065	6,939	2,919
Total revenues	$38,925	$27,312	$105,266	$75,177

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of September 30, 2018, the Company had $1.8 million in unbilled receivables related to services performed which were not billed.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue. There are no other material contract liabilities. The Company classifies deferred revenue as current or noncurrent on the consolidated balance sheet on the timing of when it expects to recognize revenue.

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions on initial contracts sold, were $14.6 million as of September 30, 2018. For the three and nine months ended September 30, 2018, amortization expense for the deferred costs was $1.4 million and $3.9 million, respectively and there was no impairment loss in relation to the costs capitalized. For the three and nine months ended September 30, 2017, amortization expense for the deferred costs based on our policy under Topic 605, was $1.4 million and $4.1 million, respectively.

Deferred Revenue

$29.9 million and $52.7 million of subscription services revenue was recognized during the three and nine months ended September 30, 2018 and was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of September 30, 2018, approximately $171.1 million of revenue is expected to be recognized from remaining performance obligations.

The Company expects to recognize revenue on approximately $123.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

As of September 30, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amounts
2018 (for the remaining three months)	$931
2019	3,344
2020	2,902
2021	2,704
2022	2,070
Thereafter	815
Total minimum lease payments	$12,766

(b) Rent

Rent expense was $0.9 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively.  Rent expense was $2.6 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(c) Litigation

In the normal course of business, the Company has been subjected to various unasserted claims. The Company does not believe these claims will have a material adverse impact to the financial statements.

(d) Credit Facility

During the quarter ended September 30, 2018, the Company had a revolving line of credit agreement with Western Alliance Bank, which provided for a $15.0 million revolving secured credit facility that matured on September 28, 2018. During the three and nine months ended September 30, 2018, the Company had no amounts drawn under the credit facility.

As of September 30, 2018, the line of credit expired and no amounts had been drawn under the credit facility.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 4,200 customers as of September 30, 2018. As of September 30, 2018, our customers were based in 48 countries and included nine of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management and enterprise safety applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.3 years as of September 30, 2018, and generally bill and collect payment annually in advance. We derive substantially all of our revenue from subscriptions to our critical event management and enterprise safety applications. Historically, we derived more than 74% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $38.9 million and $27.3 million for the three months ended September 30, 2018 and 2017, respectively, representing a period-over-period increase of 43%. We generated revenue of $105.3 million and $75.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing a period-over-period increase of 40%. We had net losses of $8.5 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. We had net losses of $37.7 million and $13.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(3.5) million and $(1.6) million for the nine months ended September 30, 2018 and 2017, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of September 30, 2018 and 2017, 29% and 15% of our customers, respectively, were located outside of the United States and these customers generated 20% and 10% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017 these customers generated 16% and 10% of our total revenue, respectively.

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

During the three and nine months ended September 30, 2018, we recognized revenue based on the new revenue standard, but revenue for the three and nine months ended September 30, 2017 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. Therefore, the periods are not directly comparable. See Notes 2 and 15 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of the new revenue standard and changes in accounting policies relating to revenue recognition and deferred commissions.

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

We also sell professional services, which primarily consist of fees for deployment and optimization services, as well as training.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$38,925	$27,312	$105,266	$75,177
Cost of revenue(1) (2)	12,296	8,076	33,488	22,969
Gross profit	26,629	19,236	71,778	52,208
Operating expenses:
Sales and marketing(1)(2)	$16,348	$11,626	$51,303	$33,589
Research and development(1) (2)	10,350	5,626	30,548	16,082
General and administrative(1) (2)	7,130	6,375	23,609	16,640
Total operating expenses	33,828	23,627	105,460	66,311
Operating loss	(7,199)	(4,391)	(33,682)	(14,103)
Other income (expenses), net	(1,165)	81	(3,657)	168
Loss before income taxes	(8,364)	(4,310)	(37,339)	(13,935)
(Provision for) benefit from income taxes	(86)	79	(371)	65
Net loss attributable to common stockholders	$(8,450)	$(4,231)	$(37,710)	$(13,870)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$312	$141	$1,877	$266
Sales and marketing	1,180	691	7,147	1,250
Research and development	1,091	416	5,606	738
General and administrative	958	1,555	5,627	2,618
Total	$3,541	$2,803	$20,257	$4,872

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$2,087	$1,591	$5,909	$5,372
Sales and marketing	80	78	239	228
Research and development	68	56	204	148
General and administrative	1,609	693	3,820	1,898
Total	$3,844	$2,418	$10,172	$7,646

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	32%	30%	32%	31%
Gross profit	68%	70%	68%	69%
Operating expenses:
Sales and marketing	42%	43%	49%	45%
Research and development	27%	21%	29%	21%
General and administrative	18%	23%	22%	22%
Total operating expenses	87%	87%	100%	88%
Operating loss	(18)%	(16)%	(32)%	(19)%
Other income (expenses), net	(3)%	*	(3)%	*
Loss before income taxes	(21)%	(16)%	(35)%	(19)%
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(21)%	(16)%	(35)%	(19)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$38,925	$27,312	$11,613	42.5%

Revenue increased by $11.6 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was due to a $11.6 million increase in sales of our historical solutions driven by expansion of our customer base from 3,560 customers as of September 30, 2017 to 4,267 customers as of September 30, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$12,296	$8,076	$4,220	52.3%
Gross margin %	68%	70%

Cost of revenue increased by $4.2 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was due to a $1.1 million increase in employee-related costs associated with our increased headcount from 121 employees as of September 30, 2017 to 163 employees as of September 30, 2018. In addition, $2.5 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.5 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and $0.1 million attributed to an increase in office related expenses to support revenue generating activities.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software and our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$16,348	$11,626	$4,722	40.6%
% of revenue	42%	43%

Sales and marketing expense increased by $4.7 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $4.0 million increase in stock compensation and employee-related costs associated with our increased headcount from 206 employees as of September 30, 2017 to 292 employees as of September 30, 2018. The remaining increase was principally the result of a $0.4 million increase in tradeshow costs and a $0.3 million increase in software costs and office related expenses to support the sales team. The impact to commission expense was not material based upon the adoption of ASC 606 for the period beginning January 1, 2018.

Research and Development Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$10,350	$5,626	$4,724	84.0%
% of revenue	27%	21%

Research and development expense increased by $4.7 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $4.4 million increase in stock compensation and employee-related costs associated with our increased headcount from 153 employees as of September 30, 2017 to 236 employees as of September 30, 2018. The remaining increase was principally the result of a $0.6 million increase in hosting costs to support the research and development team and a $0.3 million increase in office related expenses. A total of $1.5 million of internally developed software costs during the three months ended September 30, 2017 and $2.2 million of internally developed software costs during the three months ended September 30, 2018 were capitalized, resulting in a decrease of the expense by $0.7 million in the third quarter of 2018.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$7,130	$6,375	$755	11.8%
% of revenue	18%	23%

General and administrative expense increased by $0.8 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $0.9 million increase in depreciation and amortization. The remaining increase was due to a $0.6 million increase in transaction cost and professional services attributed to tax and audit services. These cost increases were offset by a $0.7 million decrease in salary and office related expenses.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(1,165)	$81	$(1,246)	(1538.3)%
% of revenue	(3)%	*

Other expense increased by $1.2 million for the three months ended September 30, 2018 compared to the same period in 2017 as we issued $115.0 million in convertible senior notes in November 2017, resulting in a $1.6 million increase in interest expense. The increase in interest expense was offset by an increase of $0.5 million in interest and investment income as a result of proceeds invested from our public offerings and our convertible note offering.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$105,266	$75,177	$30,089	40.0%

Revenue increased by $30.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was due to a $30.1 million increase in sales of our historical solutions driven by expansion of our customer base from 3,560 customers as of September 30, 2017 to 4,267 customers as of September 30, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$33,488	$22,969	$10,519	45.8%
Gross margin %	68%	69%

Cost of revenue increased by $10.5 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was due to a $4.0 million increase in employee-related costs associated with our increased headcount from 121 employees as of September 30, 2017 to 163 employees as of September 30, 2018. In addition, $5.6 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.5 million was attributable to an increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and $0.4 million was attributable to an increase in office related expenses to support revenue generating activities.

Gross margin percentage decreased due to an increase in amortization of acquired intangible assets and capitalized software.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$51,303	$33,589	$17,714	52.7%
% of revenue	49%	45%

Sales and marketing expense increased by $17.7 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $15.8 million increase in stock compensation and employee-related costs associated with our increased headcount from 206 employees as of September 30, 2017 to 292 employees as of September 30, 2018. The remaining increase was principally the result of a $1.1 million increase in advertising costs, a $0.6 million increase in office related expenses to support revenue generating activities and a $0.2 million increase in software cost and office related expenses to support the sales team. The impact to commission expense was not material based upon the adoption of ASC 606 for the period beginning January 1, 2018.

Research and Development Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$30,548	$16,082	$14,466	90.0%
% of revenue	29%	21%

Research and development expense increased by $14.5 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $14.5 million increase in stock compensation and employee-related costs associated with our increased headcount from 153 employees as of September 30, 2017 to 236 employees as of September 30, 2018. The remaining increase was principally the result of a $1.0 million increase in hosting and software cost to support research and development activities and a $0.8 million increase in office related expenses to support research and development activities. A total of $4.7 million of internally developed software costs during the nine months ended September 30, 2017 and $6.5 million of internally developed software costs during the nine months ended September 30, 2018 were capitalized, resulting in a decrease of the expense by $1.8 million in the 2018 period.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$23,609	$16,640	$6,969	41.9%
% of revenue	22%	22%

General and administrative expense increased by $7.0 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $4.3 million increase in stock compensation and employee-related costs associated with our increased headcount from 73 employees as of September 30, 2017 to 92 employees as of September 30, 2018. The remaining increase was due to a $1.9 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $0.4 million increase in transaction costs attributed to our three acquisitions completed in the second quarter of 2018 and a $1.0 million increase in cost to operate as a public company offset by a decrease of $0.4 million in office related expenses to support the administrative team and a $0.3 million decrease in bad debt.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(3,657)	$168	$(3,825)	(2276.8)%
% of revenue	(3)%	*

Other expense increased by $3.8 million for the nine months ended September 30, 2018 compared to the same period in 2017 as we issued $115.0 million in convertible senior notes in November 2017, resulting in a $4.7 million increase in interest expense. The increase in interest expense was offset by an increase of $1.1 million in interest and investment income as a result of proceeds invested from our public offerings and our convertible note offering. In addition, we had an increase in other expense of $0.1 million as a result of a loss on disposal of assets.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Adjusted EBITDA	$153	$807	$(3,490)	$(1,646)
Adjusted gross margin	$27,330	$19,670	$74,677	$53,799
Free cash flow	$(2,449)	$4,364	$(8,353)	$(1,544)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(8,450)	$(4,231)	$(37,710)	$(13,870)
Interest and investment (income) expense, net	1,132	(104)	3,420	(229)
Provision for income taxes	86	(79)	371	(65)
Depreciation and amortization expense	3,844	2,418	10,172	7,646
Stock-based compensation expense	3,541	2,803	20,257	4,872
Adjusted EBITDA	$153	$807	$(3,490)	$(1,646)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gross profit	$26,629	$19,236	$71,778	$52,208
Amortization of acquired intangibles	389	293	1,022	1,325
Stock-based compensation expense	312	141	1,877	266
Adjusted gross margin	$27,330	$19,670	$74,677	$53,799

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$676	$6,738	$(776)	$4,379
Capital expenditures	(441)	(832)	(855)	(1,337)
Capitalized software development costs	(2,684)	(1,542)	(6,722)	(4,586)
Free cash flow	$(2,449)	$4,364	$(8,353)	$(1,544)

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

The following table reconciles our GAAP to non-GAAP numbers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$12,296	$8,076	$33,488	$22,969
Amortization of acquired intangibles	(389)	(293)	(1,022)	(1,325)
Stock-based compensation expense	(312)	(141)	(1,877)	(266)
Non-GAAP cost of revenue	11,595	7,642	30,589	21,378

Gross profit	26,629	19,236	71,778	52,208
Amortization of acquired intangibles	389	293	1,022	1,325
Stock-based compensation expense	312	141	1,877	266
Non-GAAP gross profit	27,330	19,670	74,677	53,799
Non-GAAP gross margin	70.2%	72.0%	70.9%	71.6%

Sales and marketing expense	16,348	11,626	51,303	33,589
Stock-based compensation expense	(1,180)	(691)	(7,147)	(1,250)
Non-GAAP sales and marketing	15,168	10,935	44,156	32,339

Research and development expense	10,350	5,626	30,548	16,082
Stock-based compensation expense	(1,091)	(416)	(5,606)	(738)
Non-GAAP research and development	9,259	5,210	24,942	15,344

General and administrative expense	7,130	6,375	23,609	16,640
Amortization of acquired intangibles	(1,464)	(560)	(3,461)	(1,562)
Stock-based compensation expense	(958)	(1,555)	(5,627)	(2,618)
Non-GAAP general and administrative	4,708	4,260	14,521	12,460

Total operating expenses	33,828	23,627	105,460	66,311
Amortization of acquired intangibles	(1,464)	(560)	(3,461)	(1,562)
Stock-based compensation expense	(3,229)	(2,662)	(18,380)	(4,606)
Non-GAAP total operating expenses	$29,135	$20,405	$83,619	$60,143

Operating loss	$(7,199)	$(4,391)	$(33,682)	$(14,103)
Amortization of acquired intangibles	1,853	853	4,483	2,887
Stock-based compensation expense	3,541	2,803	20,257	4,872
Non-GAAP operating loss	$(1,805)	$(735)	$(8,942)	$(6,344)

Net loss	$(8,450)	$(4,231)	$(37,710)	$(13,870)
Amortization of acquired intangibles	1,853	853	4,483	2,887
Stock-based compensation expense	3,541	2,803	20,257	4,872
Non-GAAP net loss	$(3,056)	$(575)	$(12,970)	$(6,111)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $76.3 million as of September 30, 2018, which includes a portion of the $98.2 million received in November 2017 as a result of our convertible senior notes after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the note offering. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.  Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Credit Facility

During the quarter ended September 30, 2018, we had a revolving line of credit agreement with Western Alliance Bank, which provided for a $15.0 million revolving secured credit facility that matured on September 28, 2018. During the three and nine months ended September 30, 2018, we had no amounts drawn under the credit facility. As of September 30, 2018, the line of credit had expired.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$102,599	$33,127	$103,051	$60,765
Cash provided by (used in) operating activities	676	6,738	(776)	4,379
Cash used in investing activities	(26,494)	(13,503)	(27,258)	(50,319)
Cash (used in) provided by financing activities	(406)	(2,275)	2,023	9,409
Effects of exchange rates on cash	(81)	(162)	(746)	(309)
Cash and cash equivalents at end of period	$76,294	$23,925	$76,294	$23,925

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

Operating activities used $0.8 million in cash in the nine months ended September 30, 2018, primarily from $0.4 million in cash used in operations as a result of changes in operating assets and liabilities, which was decreased by $37.3 million of non-cash operating expenses and offset by our net loss of $37.7 million. Specifically, we recognized non-cash charges aggregating to $10.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $20.0 million for stock-based compensation, $3.9 million for amortization of deferred commissions and $3.4 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.3 million for our change in fair value of contingent consideration and $0.3 million of investment income. The change in operating assets and liabilities reflected a $7.2 million increase in deferred revenue, a $1.6 million decrease in accounts receivable, a $2.1 million increase in accrued employee related expenses due to timing of payments to employees, and a $0.5 million increase in other liabilities. These increases were partially offset by a $7.0 million increase in deferred cost, a $0.6 million increase in accrued expenses as a result of timing of payments made to vendors, a $1.6 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.6 million increase in other assets.

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

Investing activities used $27.3 million in cash in the nine months ended September 30, 2018, primarily from our purchase of UMS, PlanetRisk and Respond for an aggregate of $35.9 million, purchase of short-term investments of $57.7 million, investment in software development of $6.7 million, our purchase of property and equipment of $0.9 million and a $0.2 million in purchases of intangible assets. This was offset by cash provided of $74.1 million in maturities of our short-term investments.

Investing activities used $50.3 million in cash in the nine months ended September 30, 2017, primarily from our purchase of IDV Solutions, or IDV, for $21.2 million and our investment in software development of $4.6 million, our purchase of property and equipment of $1.3 million and $30.0 million in purchases of short-term investments. This was offset by cash provided of $0.8 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease and maturities of our short-term investments of $6.0 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock upon the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt issuance costs, note payables, capital leases, contingent payments on acquisitions and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $2.0 million of cash in the nine months ended September 30, 2018, which reflects proceeds of $1.8 million from the issuance of stock under our employee stock purchase plan and proceeds of $8.8 million from the exercise of stock options. This amount was offset by a $7.9 million payment for employee withholding taxes and $0.4 million of contingent consideration related to our acquisition of IDV.

Financing activities provided $9.4 million of cash in the nine months ended September 30, 2017, which reflects proceeds of $10.4 million from our follow-on public offering, $1.5 million from the issuance of stock under our employee stock purchase plan and proceeds of $2.1 million from the exercise of stock options. This amount was offset by $3.8 million payment for contingent consideration attributed to our purchase of IDV and $0.9 million of costs paid in connection with our follow-on public offerings.

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

Contractual Obligations and Commitments

Except as disclosed in Note 16 of the notes to the condensed consolidated financial statements included in this report, as of September 30, 2018, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.3 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2018, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2018.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the Notes becoming convertible at the option of the holder during the third quarter of 2018. No Note holders have exercised their right for conversion as of September 30, 2018. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 6.93%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $76.3 million as of September 30, 2018, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.  Except as set forth below, during the three months ended September 30, 2018, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1*+	2018 Management Incentive Plan of Everbridge, Inc.
10.2+ (3)	Amendment to Employment Agreement, dated as of July 16, 2018, and between Everbridge, Inc. and Robert Hughes.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on July 20, 2018, and incorporated herein by reference.

*	Filed herewith.
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

Everbridge, Inc.

Date: November 9, 2018	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: November 9, 2018	By:	/s/ Kenneth S. Goldman
Kenneth S. Goldman
Senior Vice President and Chief Financial Officer