Form 10-K
period 2018-12-31
EVERBRIDGE, INC.
filed 2019-03-01
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $1.4 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 22, 2019 was 32,807,876.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running faster. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our Software as a Service or “SaaS”-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the initiation of pre-defined emergency processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Population Alerting, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications has resulted in individuals spending less time in a fixed office location, with International Data Corporation estimating that by 2020 mobile workers will account for 72% of the total United States workforce, and this trend has simultaneously increased the number of pathways through which people receive information. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. Moreover, organizations require the ability to leverage all of these pathways, individually or in sequence, to reach people in situations where a certain means of communication may be inoperative or individuals are not responsive to a single pathway. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and reducing the time required to initiate action can also result in significant economic savings, as each minute of unplanned downtime costs organizations an average of approximately $8,900, according to the Ponemon Institute.

The severity, complexity and frequency of these critical events, their implications for business performance and personal safety, and regulatory and compliance challenges are increasing. The need for active shooter preparedness and public safety protection from terrorist attacks, as well managing the response to IT outages, cyber incidents, severe weather conditions, product recalls, supply-chain interruptions, hazardous material discharges and other urgent events, drive the need for a secure, scalable and reliable CEM system that can be operated quickly and easily. In addition, there has been a rapid proliferation of connected devices and networked physical objects – the Internet of Things, or IoT – that have the capability to communicate information about status and environment and generate data that enables individuals and enterprises to take appropriate action. These dynamics have led to a growing need for solutions that can increase the speed and completeness of assessing threats and can deliver comprehensive yet targeted and contextually relevant content that facilitates the desired outcomes in critical situations and overcomes the information overload that individuals face. We estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, that the market for CEM solutions represents a $41.0 billion worldwide opportunity in 2020.

Following the tragic events of 9/11, Everbridge was founded with a vision of helping people communicate effectively in critical situations. Our SaaS-based CEM platform is built on a secure, scalable and reliable infrastructure with multiple layers of redundancy to enable the rapid assessment of threat data and delivery of critical communications, with near real-time verification, over numerous devices and contact paths. Our Mass Notification application is our most established application and enables enterprises and governmental entities to aggregate and assess threat data, locate people based on their standard work or home location and send and receive two-way, contextually aware notifications to individuals or groups to keep them informed before, during and after natural or man-made disasters and other emergencies. For example, during Hurricane Irma, our Mass Notification application was used in the state of Florida to deliver more than 18 million communications. By automating the delivery of these types of critical communications, we enable customers to increase the speed and accuracy of their response and reduce associated costs. Importantly, given the pressure and anxiety most people experience in critical situations, our Mass Notification application provides a simple user interface and automated workflows for ease of use. The expertise that we garnered developing our Mass Notification application and our customers’ reliance on our solutions led us to leverage our platform to deploy solutions for CEM use cases. In turn, we have developed a full suite of enterprise-scale applications that enable our customers to inform and organize people during critical situations, whether a broad audience or a targeted subset of individuals, globally or locally, and accounting for cultural, linguistic, regulatory and technological differences. As all of our applications leverage our CEM platform, customers can use a single contacts database, rules engine of algorithms and hierarchies and user interface to accomplish multiple objectives. Our applications are easy-to-use, quickly deployable and require limited implementation services and no development resources.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 4,400 customers as of December 31, 2018. As of December 31, 2018, our customers were based in 49 countries and included nine of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms and five of the 10 largest U.S.-based health insurers. We provide products and services to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive substantially all of our revenue from subscriptions to our critical communications applications, which represented 93%, 96% and 96% of our total revenue in 2018, 2017 and 2016, respectively. Historically, we derived more than 62% of our revenue in each of the last three fiscal years from sales of our Mass Notification application.  Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications and the number of contacts that our customers purchase over time.

Recent Developments

In April 2018, we acquired all of the outstanding shares of Unified Messaging Systems ASA, or UMS, in exchange for cash consideration of $31.9 million, net of cash acquired. UMS is an industry leader in the area of critical communication and population alerting systems and is headquartered in Oslo, Norway.

In May 2018, we acquired certain assets from PlanetRisk, Inc., or PlanetRisk, in exchange for cash consideration of $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions.

In May 2018, we acquired all of the outstanding shares of Respond B.V., or Respond, for a total purchase price of $2.3 million. Respond is a provider of critical communication solutions and is headquartered in the Netherlands.

In January 2019, we completed a follow-on public offering in which we sold 2,645,000 shares of our common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. We received net proceeds of $139.7 million, after deducting underwriting discounts and commissions.

Industry Background

Over the past two decades, methods to assess critical events and to automate and accelerate the process of managing and responding to such events have evolved rapidly, in tandem with advances in technology, to include automated or system-generated responses, including voice calls, text messages, emails, social media and outdoor digital signage. In critical situations, the speed at which threats are assessed and information is transmitted are essential.

Evolution of Critical Event Management Solutions

Traditional solutions for critical communications have not kept pace with the increasingly digital world, the evolving threat landscape and the opportunity to leverage technological innovation to more effectively gain situational awareness and to communicate with people. These solutions are often developed in-house or are not truly enterprise grade in scale and reliability, leaving many organizations to manually evaluate multiple streams of threat data and to use analog, one-way and people-based modalities to communicate with relevant stakeholders. These solutions lack the scale to reliably address the breadth of the different critical challenges that organizations increasingly face, the sophistication required to address evolving needs with aggregated data and analysis for threat assessment, automated workflows and the ability to rapidly deliver messages that are contextually tailored to multiple, specific audiences, in precise locations, using a variety of different communication modalities. Traditional solutions also typically determine a person’s location for threat assessment and availability for response, and send notifications, based upon astatic work or home address. Given the mobile nature of today’s workforce, solutions now need to be able to dynamically locate who is near a critical event and send instructions to impacted parties and responders based upon where they actually are.

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

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations communicate quickly and reliably to deliver the right message to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform.  The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of tens of millions of different communications virtually anywhere, in any volume, in near real-time. In 2018, we delivered approximately 3 billion communications, or about 90 communications per second, through our globally distributed data centers.

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

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2018, our data asset consists of our contacts databases that manage approximately 270 million contact profiles and connections from more than 4,400 customers based in 49 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Robust Security, Industry Certification and Compliance.  Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with FINRA and HIPAA standards. Our solutions received designation under the Support Anti-terrorism by Fostering Effective Technology Act of 2002, or SAFETY Act, and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our solutions are also accredited under the Federal Information Security Management Act of 2002, or FISMA. Our Everbridge Suite solution also achieved authorization under the Federal Risk and Authorization Management Program (FedRAMP) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector.

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

•

Globally Local.  Our platform is designed to be utilized globally while accounting for local cultural, linguistic, regulatory and technological differences. We have relationships with suppliers and carriers in multiple countries to ensure delivery in compliance with local, technical and regulatory requirements. We have localized our user interface in 22 languages and dialects that are spoken by more than 60% of the world’s population.

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

•

Further Penetrate Our Existing Customers.  With revenue retention rates of over 110% for each of the last three years, we believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. We believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. In the last three years we have added five new applications, which have already begun to experience significant growth. These new applications have grown from 6% in the first quarter of 2016 to 55% in the fourth quarter of 2018 of our contracted sales, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals.

•

Develop New Applications to Target New Markets and Use Cases.  Our platform is highly flexible and can support the development of new applications to meet evolving safety and operational challenges. For example, our Safety Connection application enables organizations to locate people and send them notifications based on their dynamic last known location, while actively incorporating threat and other data to allow for targeted and relevant communications. While the historic market for corporate security and safety solutions has been focused on establishing perimeters – locks, alarms and guards – to keep threats to employees outside of the physical premises, our solutions are responsive to the dramatic shift towards an increasingly mobile workforce where employees spend less time in traditional offices. At the same time, protection of employees at traditional places of business remains crucial. Market research completed in 2017 by us together with Emergency Management & Safety Solutions, found that while organizations were very concerned about the risk of workplace violence, 79% said they were at best only somewhat prepared for an active shooter event, and communicating with people in an impacted building was seen as the biggest challenge. In light of these dynamics, we intend to continue to develop new applications for use cases in a variety of new markets and to leverage our platform and our existing customer relationships as a source of new applications, industry use cases, features and solutions.

•

Expand Our International Footprint.  We intend to continue to expand our local presence in regions such as Europe, the Middle East and Asia to leverage our relationships with local carriers and our ability to deliver messages to over 200 countries and territories in 22 languages and dialects as well as expand our channel partnerships and also to opportunistically consider expanding in other regions.

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

Our Market Opportunity

There is a significant demand for CEM solutions that meet the above requirements. We estimate, based on data from Frost & Sullivan, presented in an independent study commissioned by us, and data from Markets and Markets, that the market for CEM solutions will represent a $41.0 billion worldwide opportunity in 2020.

More specifically, Markets and Markets estimates that the aggregate market for mass notification software and services is projected to grow to $4.4 billion in 2020. Further, Frost & Sullivan estimates that: (1) the market for IT service alerting is projected to grow to $753 million in 2020; (2) the market for telemedicine is projected to grow to $752 million in 2020; (3) the market for secure mobile messaging is projected to grow to $694 million in 2020; (4) the market for community engagement is projected to grow to $516 million in 2020; and (5) the market for IoT is projected to grow to $9.9 billion in 2020. Finally, Markets and Markets estimates that: (1) the market for safety and security and physical security and information management is projected to grow to $14.8 billion in 2020; and (2) the market for predictive analytics is projected to grow to $9.2 billion in 2020.

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

Our Contact Stores

Our contact stores manage approximately 270 million contact profiles and connections from more than 4,400 customers based in 49 countries as of December 31, 2018, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

Everbridge Publishing Network

An important component of our platform is our Everbridge Publishing Network, which allows our customers to share relevant situational awareness information with each other. Public safety agencies, for example, can publish information to the Everbridge Publishing Network about incidents that might prove disruptive to the movement of people, goods and services for businesses within a certain area. If any of those businesses are also customers of ours, they will receive this information from a source they know is vetted and reliable and will be able to take timely steps to mitigate or remediate the situation.

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

•

Population Alerting. Our Population Alerting application is used to reach international mobile populations on a regional or country-wide scale. It leverages existing telecom infrastructure to anonymously reach mobile phone users within a geographic area with two-way SMS communications without requiring an existing database of mobile phone numbers. Multichannel alerting can also be accomplished via mobile push notifications, cell broadcast, voice, email, or messaging to electronic display boards or radio. The application has been deployed as part of the national warning system for multiple countries including Sweden, the Netherlands, Greece, Cambodia, and a number of the largest states in India.

•

Community Engagement. Our Community Engagement application integrates emergency management and community outreach by providing local governments with a unified solution to connect residents to their public safety department, public information resources, and neighbors via social media and mobile applications. This creates a stronger and more engaged community improving the communication reach for emergency personnel, while providing residents with real-time emergency and community information, and allows residents to anonymously opt-in and provide tips. For example, the City of Philadelphia experienced a 70% increase in opt-ins in 2016 with our Community Engagement application.

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

Our Technology

The design and development of our applications, and our critical communication and critical event management platforms include the following key attributes:

•

Robust, Enterprise-Grade Scalability and Reliability.  Given the mission-critical nature of our solutions, our multi-tenant platform was designed to provide a robust, high level of resiliency, scalability and redundancy. We use multiple geographically distributed service providers and communications carriers to achieve a high degree of redundancy, fault tolerance and cost-effective operations. We have multiple layers of redundancy and a horizontal scaling model across our infrastructure to deliver high availability and performance. Our redundant data centers are located in Los Angeles, California; Denver, Colorado; San Francisco, California; Ashburn, Virginia; St. Louis, Missouri; and Toronto, Canada as well as in Germany, Norway, Sweden, the United Kingdom and the Netherlands. Similarly, we leverage redundant downstream communications providers to enable our services to remain uninterrupted even if a particular provider encounters technical difficulties.

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

•

Security and Compliance.  Our security and data protection policies and controls are based on the Federal Information Security Management Act risk management framework defined by the National Institute of Standards and Technology, or NIST, special publication, or SP, 800-37. To meet the rigorous standards of our enterprise and government customers, an independent and accredited third-party security assessment firm annually verifies our compliance with over 800 security and data protection requirements detailed in NIST SP 800-53. Through this process, we map our compliance with other security and data privacy frameworks including ISO 27001 and HIPAA. In addition, we hold certifications including SysTrust Statement on Standards for Attestation Engagements No. 18, Service Operations Controls 2 & 3. We have also been awarded approvals by DHS that enable us to receive priority treatment for vital voice and data circuits or other telecommunications services. More recently, our critical communications solutions received designation under the SAFETY Act and certification by DHS that places us on the approved product list for homeland security and provides us with the highest level of liability protection available under the SAFETY Act. The certification similarly protects our customers from legal liability claims arising from acts of terrorism, as contemplated by the SAFETY Act. Further, our solutions are accredited under FISMA and we are certified under the EU-US Privacy Shield to meet regulatory requirements governing the processing of European Union residents’ personal data outside of the European Union. Our Everbridge Suite solution also achieved authorization under the Federal Risk and Authorization Management Program (FedRAMP) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector.

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

•

Everbridge University. We offer online education, training and professional development through Everbridge University, with role-based training modules that can be customized to meet a customer’s needs and that can facilitate formalized knowledge transfer and ensure ongoing self-sufficiency. Everbridge University is available anytime, online and is configured for self-paced use. To date, Everbridge University has delivered over 1 million online training lessons.

•

Dedicated Account Management. We assign dedicated account managers to all customers. Our account managers work exclusively with customers in a specific industry so they understand the applicable needs and challenges. They act as informed guides to help our customers make effective decisions in deploying our applications. Account managers perform regular service reviews and post-incident analyses of customer communications to incorporate communication best practices and recommend additional applications to meet the customer’s critical communications needs.

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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 4,400 customers as of December 31, 2018. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. We do not include customers of our wholly-owned subsidiary, Microtech, which generates an immaterial amount of our revenue in any given year. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2018 we had 291 customers with contracts valued at $100,000 or more, including 22 customers with contracts in excess of $500,000. As of December 31, 2018, our customers were based in 49 countries and included nine of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, all 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms and five of the 10 largest U.S.-based health insurers. We provide solutions to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and government agencies. Our customers span a wide variety of industries, including technology, energy, financial services, transportation, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services. For the year ended December 31, 2018, 54% of our revenue was generated from enterprise customers, 33% from government and government-related customers and 13% from healthcare-related customers. No customer contributed more than 3% of our total revenue for the year ended December 31, 2018.

Some of our representative customers by sector include the following:

Enterprise	Healthcare	State and Local Government
Alexion Pharmaceuticals	Alexian Brothers Medical Center	Boston Police Department
Choice Hotels	Boston Children’s Hospital	Chicago Department of Aviation
Digital Realty	Catholic Health Initiatives	City of Torrance
DTE Energy	Children’s Hospital of Philadelphia	Florida Division of Emergency Management Harris County, Texas
East West Bank EnerNOC Ericsson Express Scripts Facebook Hulu Olympus Corporation of the Americas Pearson Sierra Nevada Uber Xerox

Covenant Health System

Doctors Health at Renaissance Health System

Florida Health

Hawaii Pacific Health

Molina Healthcare

Penn State Health Milton S. Hershey Medical Center

Penrose St. Francis Health Services

Spectrum Health

University Medical Center of El Paso

Vanderbilt University Medical Center

Los Angeles Police Department

Miami International Airport

Muskingum Watershed Conservancy District

National Capital Region

New York City, Emergency Management Department

Northeast Region Community Awareness

    Emergency Response

State of Connecticut, Department of

    Emergency Services and Public Protection

University of Louisiana System

U.S. Department of Transportation

Vermont Department of Public Safety

Sales and Marketing

Our sales and marketing organizations collaborate to create brand preference, efficiently and effectively generate leads, build a strong sales pipeline and cultivate customer relationships to help drive revenue growth. Our go-to-market strategy consists of a strong thought-leadership program, digital marketing engine and a diversified sales organization designed to efficiently sell across vertical markets to organizations of all sizes. We have dedicated sales teams focused on corporate customers, healthcare organizations and government customers, which covers U.S. federal, state and local governmental entities.

We believe that our sales and marketing model is economically compelling. We spent $1.00 to generate each $1.00 of new sales in each of 2018 and 2017, respectively, which reflects our sales and marketing expense incurred in 2018 and 2017 (other than expense related to employees dedicated to client retention) compared to 12 months of contract value for contracts entered into in 2018 and 2017, and $0.06 to renew each $1.00 of renewal sales in each of 2018 and 2017, which reflects our sales and marketing expense related to employees dedicated to client retention compared to 12 months of contract value for contracts renewed in 2018 and 2017.

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

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts and growth of existing accounts, account managers responsible for renewal of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2018, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

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

Research and Development

We invest substantial resources in research and development and leverage offshore development in multiple geographies to implement a “follow the sun” engineering strategy and to increase the efficiency of our overall development efforts. We enhance our core technology platform and applications, develop new end market-specific solutions and applications, and conduct application and quality assurance testing. Our technical and engineering team monitors and tests our applications on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing applications. Research and development expense totaled $41.3 million, $22.2 million and $14.8 million for 2018, 2017 and 2016, respectively.

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The primary competitors for our Mass Notification and Incident Management applications include: BlackBerry Limited, F24 AG, Enera Inc., Nuance Communications, Inc., OnSolve, LLC, Rave Wireless, Inc. and SunGard Data Systems Inc. The primary competitors for our IT Alerting application include: PagerDuty, Inc. and xMatters, Inc. The primary competitors for our Secure Messaging application include: DocHalo, LLC, Spok, Inc., Perfect Serve, Inc. and TigerText, Inc. With respect to our recent acquisitions, the primary competitors for our Crisis Commander application includes In Case of Crisis. The primary competitor for our Population Alerting application is one2many.

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

We have registered the “Everbridge” and “Nixle” names in the United States and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

As of December 31, 2018, we had 777 full-time employees, including 173 in data center operations and customer support, 286 in sales and marketing, 229 in research and development and 89 in general and administrative. As of December 31, 2018, we had 558 full-time employees in the United States and 219 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have offices in San Francisco, California; Lansing, Michigan; Colchester, United Kingdom; London, United Kingdom; Bangalore, India; McLean, Virginia; Singapore; Munich, Germany; Tilburg, the Netherlands; Oslo, Norway; Norsborg, Sweden; and Beijing, China.

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

We increased our number of full-time employees from 460 to 581 to 777 as of December 31, 2016, 2017 and 2018, respectively. In 2018, we made a significant investment in our sales organization, growing our headcount by 33%, and our revenue increased by $42.7 million for the year ended December 31, 2018 compared to 2017, due in part to the increase in our customer base.

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

We have posted a net loss in each year since inception, including net losses of $47.5 million, $19.6 million and $11.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $147.7 million. While we have experienced significant revenue growth in recent periods and profitability solely in the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

While we have introduced nine new event management applications since 2014, one of which was introduced in the middle of 2014, three of which were introduced in 2015, one of which was introduced in 2016, two of which were added in 2017, and two of which we added in 2018, we derived 62%, 74% and 86% of our revenue from sales of our Mass Notification application in 2018, 2017 and 2016, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

Our revenue is primarily generated from subscriptions to our critical event management applications. Our customers do not have the right to take possession of our software platform and applications. Revenue from subscriptions, including additional fees for items such as incremental usage, is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer. Our agreements with our customers typically range from one to three years. As a result, much of the revenue that we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our applications in any one quarter would not necessarily be fully reflected in the revenue in that quarter, and would negatively affect our revenue and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally is recognized over the applicable agreement term.

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

The market for critical event management solutions is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to provide a more comprehensive offering than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We compete on the basis of a number of factors, including:

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

In addition, governmental and other customers may require our applications to comply with certain privacy, security or other certifications and standards. For instance, with regard to transfers of personal data, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated in October 2015, which had a significant impact on the transfer of data from the European Union to U.S. companies, including us. We are certified under the EU-US Privacy Shield, the successor regime to the EU-US Safe Harbor. While we now have Privacy Shield certification and other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move this data. If our applications fail to maintain compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our applications to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations and financial condition. If our policies and practices are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, and our business could be negatively impacted.

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

We have acquired businesses and technology in the past. For example, we acquired Vocal Limited in March 2014, the assets of Nixle, LLC in December 2014, technology from Tapestry Telemed LLC in December 2014, Svensk Krisledning AB in December 2017, IDV Solutions LLC in January 2017, Unified Messaging Systems ASA in April 2018, certain assets of PlanetRisk, Inc. in April 2018 and Respond B.V. in May 2018, however we cannot be certain that we will be able to complete the tender offer and close the transaction. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and key personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the Netherlands. For the years ended December 31, 2018 and 2017, approximately 19% and 10% of our revenue, respectively, was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

In November 2017, we issued $115 million aggregate principal amount of 1.50% convertible senior notes due November 1, 2022, unless earlier repurchased by us or converted by the holder pursuant to their terms, or the Notes. The Notes rank senior in right of payment to our common stock and any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding or any or all shares of our common stock then outstanding.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As of December 31, 2018, we had $115.0 million (undiscounted) principal amount of indebtedness under the Notes. Our indebtedness may:

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

In addition, any future indebtedness that we may incur may, contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the Credit Agreement, any then outstanding borrowings thereunder could become immediately due and payable, the Credit Agreement lender could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indenture governing the Notes.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we recorded a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We reported lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

The conditional conversion feature of the Notes, may adversely affect our financial condition and operating results.

Based on the market price of our common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of December 31, 2018. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $104.8 million and $85.7 million, respectively, due to prior period losses, which expire in various years beginning in 2026 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have not completed a Section 382 study at this time; however, should a study be completed, certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	Changes in tax laws, tax treaties and regulations or the interpretation of them;
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

For example, in May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers which replaced previous revenue recognition guidance under U.S. GAAP when it became effective for us on January 1, 2018. We adopted ASU 2014-09 on January 1, 2018 with no impact to revenue but sales-based commissions will now be recorded over the period of benefit which was determined to be four years, versus our historical amortization period of one year.

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

We have numerous issued patents and patent applications pending as of December 31, 2018 We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge” and “Nixle” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Our platform and some of our applications use or incorporate software that is subject to one or more open source licenses and we may incorporate additional open source software in the future. Open source software is typically freely accessible, usable and modifiable; however, certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any modifications or derivative works of the open source code available to others on potentially unfavorable terms or at no cost. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code.

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

Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018. The GDPR includes more stringent operational requirements on entities that process personal data (as compared to existing EU law), including significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduces numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines.  Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements.  The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

While we have taken steps to mitigate the impact of the GDPR on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain.  Potential or actual legal proceedings could lead to one or both of these mechanisms being declared invalid.  Further, despite our ongoing efforts to maintain compliance with the GDPR, we may not be successful either due to various factors within our control (such as limited financial or human resources) or outside our control (such as a lack of vendor cooperation).  It’s also possible that local data protection authorities (DPAs) may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price has ranged from an intraday low of $29.25 to an intraday high of $63.00 for the year ended December 31, 2018. Factors that may affect the market price of our common stock include:

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

The conversion of some or all of the convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Based on the market price of our common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of December 31, 2018. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, our auditors have not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As of the end of our fiscal year ended December 31, 2018, we qualified as a “large accelerated filer” and, as a result, ceased to qualify as an emerging growth company. As a result, commencing with this Annual Report, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. However, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting. We may not be able to remediate any material weaknesses that may be identified, or to complete our evaluation, testing and any required remediation in a timely fashion and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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
•

require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have offices in San Francisco, California; Lansing, Michigan; Colchester, United Kingdom; London, United Kingdom; Bangalore, India; McLean, Virginia; Singapore; Beijing, China; Tilburg, the Netherlands; Oslo, Norway; and Norsborg, Sweden.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, is listed on The Nasdaq Global Market under the symbol “EVBG.”

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as quoted on The NASDAQ Global Market:

	High	Low
Year ended December 31, 2018:
First Quarter	$39.12	$29.25
Second Quarter	$53.42	$34.76
Third Quarter	$63.00	$44.12
Fourth Quarter	$59.83	$41.94

	High	Low
Year Ended December 31, 2017
First Quarter	$21.25	$16.63
Second Quarter	$26.87	$19.45
Third Quarter	$26.52	$21.56
Fourth Quarter	$30.20	$23.87

As of December 31, 2018, there were 495 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	September 16, 2016	December 31, 2016	December 31, 2017	December 31, 2018
Everbridge, Inc.	$100.00	$121.00	$195.00	$372.00
S&P 500 Stock Index	$100.00	$105.00	$125.00	$116.00
S&P 500 Information Technology Index	$100.00	$102.00	$142.00	$116.00

Recent Sale of Unregistered Securities

None

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

The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended December 31, 2018 and as of December 31, 2018 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 15 of the notes to consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the years ended December 31, 2017, 2016, 2015 and 2014 and as of December 31, 2017, 2016, 2015 and 2014 does not reflect the adoption of Topic 606.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except shares and per share data)
Revenue	$147,094	$104,352	$76,846	$58,720	$42,421
Cost of revenue(1)	46,810	31,503	23,767	19,789	12,089
Gross profit	100,284	72,849	53,079	38,931	30,332
Operating expenses:
Sales and marketing(1)	$69,608	$46,998	$34,847	$25,925	$15,818
Research and development(1)	41,305	22,241	14,765	11,521	7,365
General and administrative(1)	31,462	22,895	14,293	12,272	7,435
Total operating expenses	142,375	92,134	63,905	49,718	30,618
Operating loss	(42,091)	(19,285)	(10,826)	(10,787)	(286)
Other expenses, net	(4,628)	(302)	(484)	(599)	(426)
Loss before income taxes	(46,719)	(19,587)	(11,310)	(11,386)	(712)
(Provision for) benefit from income taxes	(796)	(47)	24	562	89
Net loss	$(47,515)	$(19,634)	$(11,286)	$(10,824)	$(623)
Net loss attributable to common shareholders	$(47,515)	$(19,634)	$(11,286)	$(10,824)	$(623)
Net loss per share attributable to common shareholders - basic	$(1.63)	$(0.70)	$(0.68)	$(0.88)	$(0.05)
Net loss per share attributable to common shareholders - diluted	$(1.63)	$(0.70)	$(0.68)	$(0.88)	$(0.05)
Weighted average shares outstanding - basic	29,107,267	27,862,375	16,659,561	12,257,413	11,788,883
Weighted average shares outstanding - diluted	29,107,267	27,862,375	16,659,561	12,257,413	11,788,883

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,306	$578	$180	$150	$82
Sales and marketing	9,282	2,419	725	315	120
Research and development	7,106	1,514	348	297	147
General and administrative	7,131	4,788	1,848	760	27
Total	$25,825	$9,299	$3,101	$1,522	$376

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,741	$7,263	$6,247	$4,457	$1,615
Sales and marketing	384	304	208	227	101
Research and development	309	203	265	134	31
General and administrative	5,259	2,437	1,022	1,158	765
Total	$13,693	$10,207	$7,742	$5,976	$2,512

(2)	See notes (2) and (12) to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,978	$102,754	$60,765	$8,578	$4,412
Working capital, excluding deferred revenue	135,206	166,589	70,488	15,160	1,760
Total assets	262,180	236,413	108,322	53,509	40,066
Total deferred revenue	95,636	73,072	52,634	40,467	28,844
Total debt	94,524	89,481	—	16,970	6,863
Total liabilities	220,022	180,422	65,970	69,560	45,393
Total stockholders’ equity (deficit)	42,158	55,991	42,352	(16,051)	(5,327)

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running faster. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, our SaaS-based platform enables our customers to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the initiation of pre-defined emergency processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Population Alerting, Crisis Commander, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 4,400 customers as of December 31, 2018. As of December 31, 2018, our customers were based in 49 countries and included nine of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, all 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global auto makers, all four of the largest global accounting firms and five of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.3 years as of December 31, 2018, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 62% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $147.1 million in 2018, $104.4 million in 2017, $76.8 million in 2016 and $58.7 million in 2015, representing year-over-year increases of 41% in 2018, 36% in 2017 and 31% in 2016. We had net losses of $47.5 million, $19.6 million, $11.3 million and $10.8 million in 2018, 2017, 2016 and 2015, respectively.

As of December 31, 2018, and 2017, 19% and 16% of our customers, respectively, were located outside of the United States and these customers generated 19% and 10% of our total revenue for the years ended December 31, 2018 and 2017, respectively.

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

Recent Developments

In April 2018, we acquired all of the outstanding shares of Unified Messaging Systems ASA, or UMS, in exchange for cash consideration of $31.9 million, net of cash acquired. UMS is an industry leader in the area of critical communication and population alerting systems and is headquartered in Oslo, Norway.

In May 2018, we acquired certain assets from PlanetRisk, Inc., or PlanetRisk, in exchange for cash consideration of $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions and is headquartered in Tysons Corner, Virginia.

In May 2018, we acquired all of the outstanding shares of Respond B.V., or Respond, for a total purchase price of $2.3 million. Respond is a provider of critical communication solutions and is headquartered in the Netherlands.

In January 2019, we completed a follow-on public offering in which we sold 2,645,000 shares of our common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. We received net proceeds of $139.7 million, after deducting underwriting discounts and commissions.

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

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Adjusted EBITDA	$(2,697)	$135	$5
Adjusted gross margin	$103,858	$75,041	$55,577
Free cash flow	$(6,925)	$(2,964)	$3,039

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(47,515)	$(19,634)	$(11,286)
Interest expense, net	4,504	216	472
Provision for (benefit from) income taxes	796	47	(24)
Depreciation and amortization	13,693	10,207	7,742
Stock-based compensation	25,825	9,299	3,101
Adjusted EBITDA	$(2,697)	$135	$5

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Gross profit	$100,284	$72,849	$53,079
Amortization of acquired intangibles	1,268	1,614	2,318
Stock-based compensation	2,306	578	180
Adjusted gross margin	$103,858	$75,041	$55,577

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,295	$4,863	$9,503
Capital expenditures	(1,721)	(1,667)	(970)
Capitalized software development costs	(8,499)	(6,160)	(5,494)
Free cash flow	$(6,925)	$(2,964)	$3,039

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

The following table reconciles our GAAP to non-GAAP financial measures for the years ended 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cost of revenue	$46,810	$31,503	$23,767
Amortization of acquired intangibles	(1,268)	(1,614)	(2,318)
Stock-based compensation expense	(2,306)	(578)	(180)
Non-GAAP cost of revenue	43,236	29,311	21,269

Gross profit	100,284	72,849	53,079
Amortization of acquired intangibles	1,268	1,614	2,318
Stock-based compensation expense	2,306	578	180
Non-GAAP gross profit	103,858	75,041	55,577
Non-GAAP gross margin	70.61%	71.91%	72.32%

Sales and marketing expense	69,608	46,998	34,847
Stock-based compensation expense	(9,282)	(2,419)	(725)
Non-GAAP sales and marketing	60,326	44,579	34,122

Research and development expense	41,305	22,241	14,765
Stock-based compensation expense	(7,106)	(1,514)	(348)
Non-GAAP research and development	34,199	20,727	14,417

General and administrative expense	31,462	22,895	14,293
Amortization of acquired intangibles	(4,667)	(2,123)	(916)
Stock-based compensation expense	(7,131)	(4,788)	(1,848)
Non-GAAP general and administrative	19,664	15,984	11,529

Total operating expenses	142,375	92,134	63,905
Amortization of acquired intangibles	(4,667)	(2,123)	(916)
Stock-based compensation expense	(23,519)	(8,721)	(2,921)
Non-GAAP total operating expenses	$114,189	$81,290	$60,068

Operating loss	$(42,091)	$(19,285)	$(10,826)
Amortization of acquired intangibles	5,935	3,737	3,234
Stock-based compensation expense	25,825	9,299	3,101
Non-GAAP operating loss	$(10,331)	$(6,249)	$(4,491)

Net loss	$(47,515)	$(19,634)	$(11,286)
Amortization of acquired intangibles	5,935	3,737	3,234
Stock-based compensation expense	25,825	9,299	3,101
Non-GAAP net loss	$(15,755)	$(6,598)	$(4,951)

Components of Results of Operations

Revenue

We derive substantially all of our revenue from the sale of subscriptions to our critical communications and enterprise safety applications. Our customers do not have the right to take possession of the online subscription applications.

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

We generate an immaterial amount of revenue from set-up fees, which consist of participant process mapping, configuration, customer data migration and integration. We also sell professional services, which have been insignificant to date.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The results of operations for the year ended December 31, 2018 and as of December 31, 2018 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 15 of the notes to consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016 does not reflect the adoption of Topic 606.The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$147,094	$104,352	$76,846
Cost of revenue(1)	46,810	31,503	23,767
Gross profit	100,284	72,849	53,079
Operating expenses:
Sales and marketing(1)	69,608	46,998	34,847
Research and development(1)	41,305	22,241	14,765
General and administrative(1)	31,462	22,895	14,293
Total operating expenses	142,375	92,134	63,905
Operating loss	(42,091)	(19,285)	(10,826)
Other expenses, net	(4,628)	(302)	(484)
Loss before income taxes	(46,719)	(19,587)	(11,310)
(Provision for) benefit from income taxes	(796)	(47)	24
Net loss	$(47,515)	$(19,634)	$(11,286)

(1)	Includes stock-based compensation expense and depreciation and amortization as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,306	$578	$180
Sales and marketing	9,282	2,419	725
Research and development	7,106	1,514	348
General and administrative	7,131	4,788	1,848
Total	$25,825	$9,299	$3,101

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,741	$7,263	$6,247
Sales and marketing	384	304	208
Research and development	309	203	265
General and administrative	5,259	2,437	1,022
Total	$13,693	$10,207	$7,742

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%
Cost of revenue	32%	30%	31%
Gross profit	68%	70%	69%
Operating expenses:
Sales and marketing	47%	45%	45%
Research and development	28%	21%	19%
General and administrative	21%	22%	19%
Total operating expenses	97%	88%	83%
Operating loss	(29)%	(18)%	(14)%
Other expenses, net	(3)%	(0)%	(1)%
Loss before income taxes	(32)%	(19)%	(15)%
(Provision for) benefit from income taxes	*	*	*
Net loss	(32)%	(19)%	(15)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 1% of revenue.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$147,094	$104,352	$42,742	41.0%

Revenue increased by $42.7 million in 2018 compared to 2017. The increase was primarily due to a $42.7 million increase in sales of our solutions driven by expansion of our customer base from 3,711 customers as of December 31, 2017 to 4,422 as of December 31, 2018, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$46,810	$31,503	$15,307	48.6%
Gross margin %	68%	70%

Cost of revenue increased by $15.3 million in 2018 compared to 2017. The increase was primarily due to a $7.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 128 employees as of December 31, 2017 to 173 employees as of December 31, 2018. The remaining increase was principally the result of a $7.0 million increase in hosting, software and messaging costs, a $0.6 million increase attributed to office related expenses to support revenue generating activities and a $0.4 million increase in depreciation and amortization expense attributable to our acquired intangible assets.

Gross margin percentage decreased due to our continued investment in personnel and infrastructure to support our growth in revenue.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$69,608	$46,998	$22,610	48.1%
% of revenue	47%	45%

Sales and marketing expense increased by $22.6 million in 2018 compared to 2017. The increase was primarily due to a $20.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 215 employees as of December 31, 2017 to 286 employees as of December 31, 2018. The remaining increase was principally the result of a $1.8 million increase in trade show and advertising costs and a $0.8 million increase attributed to office related expenses to support the sales team. The adoption of ASC 606 did not have a material impact on the change in commission expense when compared to year over year.

Research and Development Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$41,305	$22,241	$19,064	85.7%
% of revenue	28%	21%

Research and development expense increased by $19.1 million in 2018 compared to 2017. The increase was primarily due to a $18.1 million increase in employee-related costs, which includes stock-based compensation,  associated with our increased headcount from 159 employees as of December 31, 2017 to 229 employees as of December 31, 2018. The remaining increase was principally the result of a $2.9 million increase in hosting and software related cost to support research and development activities and an increase of $0.3 million in software subscription cost which was offset by a $1.0 million decrease in office related expenses to support R&D activities. A total of $7.8 million of internally-developed software costs during 2018 and $6.3 million of internally-developed software costs during 2017 were capitalized, resulting in a decrease of the expense by $1.4 million compared to 2017.
General and Administrative Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$31,462	$22,895	$8,567	37.4%
% of revenue	21%	22%

General and administrative expense increased by $8.6 million in 2018 compared to 2017. The increase was primarily due to a $3.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 79 employees as of December 31, 2017 to 89 employees as of December 31, 2018. There was an additional increase of $2.8 million in depreciation and amortization, an increase of $1.5 million to support compliance as a public company, an increase of $0.4 million in software subscription cost and a $0.2 million increase in office related expenses to support the administrative team.

Other Expense, Net

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other expense, net	$4,628	$302	$4,326	1432.5%
% of revenue	3%	0%

Other expense, net decreased by $4.3 million in 2018 compared to 2017 as a result of an increase in interest expense of $5.7 million related to interest expense due under our convertible senior notes. This increase was offset by an increase of $1.4 million of interest income earned on our short-term investments.

Income Taxes

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$796	$47	$749	1593.6%
% of revenue	1%	0%

Income tax expense increased by $0.7 million in 2018 compared to 2017. The increase in taxes was primarily related to an increase in foreign taxes resulting from the acquisitions of UMS and Respond.

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

Cost of revenue increased by $7.7 million in 2017 compared to 2016. The increase was primarily due to a $4.3 million increase in employee-related costs associated with our increased headcount from 97 employees as of December 31, 2016 to 128 employees as of December 31, 2017. The remaining increase was principally the result of a $1.0 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $2.1 million increase in hosting, software and messaging costs and a $0.3 million increase attributed to office related expenses to support revenue generating activities.

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

Other Expense, Net

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other expense, net	$302	$484	$(182)	(37.6)%
% of revenue	0%	0%

Other expense, net decreased by $0.2 million in 2017 compared to 2016 as a result of an increase in interest expense of $0.2 million related to interest expense due under our convertible senior notes in 2017 compared to interest under our term loan and revolving line of credit in 2016, which were paid off in September 2016 with the proceeds of our initial public offering, or IPO. This increase was offset by an increase of $0.4 million of interest income earned on our short-term investments.

Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$47	$(24)	$71	295.8%
% of revenue	0%	(0)%

Income tax expense increased by $0.1 million in 2017 compared to 2016. There were no material items driving the change.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $60.0 million as of December 31, 2018, which includes a portion of the $98.2 million received in November 2017 as a result of our convertible senior notes after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the note offering. In addition, we completed a follow-on offering in January 2019 in which the company raised $139.7 million, net of underwriters fees and commissions. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$103,051	$60,765	$8,578
Cash provided by operating activities	3,295	4,863	9,503
Cash used in investing activities	(48,413)	(70,972)	(9,020)
Cash provided by financing activities	3,099	108,475	51,470
Effects of exchange rates on cash and cash equivalents	(964)	(80)	234
Cash, cash equivalents and restricted cash at end of period	$60,068	$103,051	$60,765

At December 31, 2018, $4.5 million of the $60.0 million of cash and cash equivalents was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

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

In January 2019, we completed a follow-on public offering in which we sold 2,645,000 shares of our common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. We received net proceeds of $139.7 million, after deducting underwriting discounts and commissions.

Credit Facility

During 2018, we had a revolving line of credit agreement with Western Alliance Bank, which provided for a $15.0 million revolving secured credit facility that matured on September 28, 2018. During the year ended December 31, 2018, we had no amounts drawn under the credit facility. As of December 31, 2018, the line of credit had expired and was not renewed.

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

Based on the market price of our common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of December 31, 2018. No debt holders have exercised their right for conversion as of December 31, 2018.

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

Operating activities provided $3.3 million in net cash in 2018, primarily from $49.1 million in non-cash operating expenses, which was increased by $1.7 million in changes in operating assets and liabilities and partially offset by our net loss of $47.5 million. Specifically, we recognized non-cash charges aggregating $13.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $25.6 million for stock-based compensation expense, $5.5 million in amortization of commissions, $4.6 million of accretion on the Notes and $0.3 million for the increase in our accounts receivable provision and sales return reserve, offset by a $0.5 million decrease in our non-cash investment income and $0.3 million related to the change in fair value of contingent consideration. The change in operating assets and liabilities reflected a $13.2 million increase in deferred revenue, a $4.7 million increase in accrued employee-related expenses due to timing of payments,  a $1.7 million increase in other liabilities and a $0.3 million increase in accrued expenses due to timing of payments made to vendors. These increases were partially offset by a $2.6 million increase in accounts receivable, a $2.0 million increase in prepaid expenses, a $8.3 million increase in deferred cost due to timing of payments made for commissions, a $4.0 million increase in other assets and a $1.3 million decrease in accounts payable due to the timing of payments made.

Operating activities provided $4.9 million in 2017, primarily from $25.2 million of non-cash operating expenses which was offset by $0.7 million in cash used in operations as a result of changes in operating assets and liabilities, which was decreased by and offset by our net loss of $19.6 million. Specifically, we recognized non-cash charges aggregating to $10.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $9.2 million for stock-based compensation, $5.9 million for amortization of deferred commissions, $0.6 million for the increase in our accounts receivable provision and sales return reserve and $0.5 million related to the accretion of interest on the Notes, which was offset by a decrease of $1.2 million for our change in fair value of contingent consideration and $0.2 million of investment income. The change in operating assets and liabilities reflected a $16.4 million increase in deferred revenue and a $3.6 million increase in accrued employee related expenses due to timing of payments to employees These increases were partially offset by a $13.1 million increase in accounts receivable, a $6.6 million increase in other assets, a $0.6 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $0.1 million decrease in accrued expenses as a result of timing of payments made to vendors and a $0.2 million decrease in other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment purchases, payments for acquisitions, purchase of intangibles and purchases of investments. Cash provided by investing activities consist of maturities of investments and monies received from entering into sale leaseback arrangements.

Investing activities used $48.4 million in 2018, primarily from our purchase of UMS, PlanetRisk and Respond for an aggregate of $35.9 million, purchase of short-term investments of $87.2 million, investment in software development of $8.5 million, our purchase of property and equipment of $1.7 million and $0.2 million in purchases of intangible assets. This was offset by cash provided of $85.1 million in maturities of our short-term investments.

Investing activities used $71.0 million in 2017, primarily from our purchase of IDV for $21.2 million, our investment in software development of $6.2 million, our purchase of property and equipment of $1.7 million and $60.8 million in purchases of short-term investments. This was offset by cash provided of $0.8 million attributed to landlord reimbursements for tenant improvements in our Burlington, Massachusetts office lease and maturities of our short-term investments of $18.0 million.

Financing Activities

Cash generated by financing activities includes proceeds from our follow-on public offering, borrowings under the Notes, the issuance of common stock upon the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt issuance costs, offering costs, note payables, capital leases, contingent payments on acquisitions and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $3.1 million of cash in 2018, which reflects proceeds of $1.8 million from the issuance of stock under our employee stock purchase plan and proceeds of $10.1 million from the exercise of stock options. This amount was offset by a $7.9 million payment for employee withholding taxes, $0.4 million of contingent consideration related to our acquisition of IDV and $0.3 million in offering costs paid in 2018 related to our 2019 follow-on offering.

Financing activities provided $108.5 million of cash in 2017, which reflects proceeds of $111.2 million from our offering of the Notes, net of underwriter’s commissions and discounts, proceeds of $9.9 million from our follow-on offering, net of underwriter’s discount and commissions, $2.9 million from the exercise of stock options and proceeds of $1.5 million from sales of shares under our employee stock purchase plan. These amounts were offset by a $12.9 million payment on a capped call hedge taken on the Notes, a $3.8 million payment of contingent consideration related to our Crisis Commander and IDV acquisitions and $3.0 million payment for offering cost related to the IPO which occurred in 2016 but were not paid until 2017.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2018:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations (1)	$427	$115,000	$—	$—	$115,427
Capital leases (2)	121	—	—	—	121
Operating leases (2)	3,646	7,547	7,463	1,331	19,987
	$4,194	$122,547	$7,463	$1,331	$135,535

(1)

Debt obligations include the principal amount of the Notes, but exclude interest payments to be made under the Notes. Although the Notes mature in 2022, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. Please see Note 9 of the notes to our consolidated financial statements for more information on the terms of the Notes. The debt obligation balance excludes $20.9 million of debt discount on our balance sheet and shown net of our debt obligations.

(2)

Operating and capital leases include total future minimum rent payments under non-cancelable operating and capital lease agreements as described in note 18 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

Backlog

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.3 years as of December 31, 2018, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below.

Revenue Recognition

We derive our revenues primarily from subscription services and professional services. In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, or Topic 606. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or Topic 605. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

We adopted the requirements of the new revenue standard as of January 1, 2018, using the modified retrospective method. Under the new revenue standard, we recognize revenues when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of our hosted applications for critical communications and enterprise safety applications, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contract generally provides the customer equal benefit throughout the contract period. Our subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing which is highly variable. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.

Deferred Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For periods beginning January 1, 2018, in accordance with the new revenue standard, these costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

For periods prior to January 1, 2018, sales commission costs were recorded over a one year period.

Stock-Based Compensation

We recognize compensation expense for option awards and RSUs based on the fair value of the award and on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.

Inherent in the valuation and recording of stock-based compensation for option awards, are several estimates that we made in regard to valuation and expense that will be incurred. We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. For restricted stock units, or RSUs granted, our board of directors determines the fair value based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant. We primarily use the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we use the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We use the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we expect to see changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

In 2017 and 2018, we granted market-based RSUs that vest upon satisfaction of certain market-based conditions. These RSUs were valued using the Monte-Carlo simulation model. These RSUs vest based on our common stock achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported on the Nasdaq Stock Global Market, subject to the employee’s continued employment with us through the date of achievement. The share price of our common stock on the date of issuance of the market-based restricted stock units was between $33.06 and $45.17 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. We recognize the compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition.

In 2018, we granted performance-based RSUs, or PSUs, that vest upon satisfaction of certain performance-based conditions. The PSUs vest based on us achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of each grant of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with us through the date of achievement. The share price of our common stock on the date of issuance of the PSUs ranged from $23.17 to $58.82 per share. The fair value is based on the value of our common stock at the date of issuance and the probability of achieving the performance metric. We have assessed the probability of achievement of the award as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

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

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2018. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

To determine the number of operating segments and reporting units that are present, we analyzed whether there is any customer, product or geographic information that drives the chief operating decision maker’s (our chief executive officer) decisions on how to allocate resources and whether any segment management exists. Management has concluded that operating decisions are made at the consolidated company level and there is no segment management in place that reviews results of operations with the chief operating decision maker.

In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units and proceed directly to the use of the two-step impairment test.

When assessing goodwill for impairment for the year ended December 31, 2018, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2018, there was no impairment of goodwill recorded.

Capitalized Software Development Costs

We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in our consolidated statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.5 million. In addition, if a 100-basis point change in overall interest rates were to occur in 2019, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2018.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. Because the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, the Notes are convertible by the holders as of December 31, 2018. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 6.93%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to other interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments includes cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $60.0 million as of December 31, 2018, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant. Except as described above, we have no outstanding debt subject to interest rate risk as of December 31, 2018.

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

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$22,844	$25,021	$27,312	$29,175	$30,519	$35,822	$38,925	$41,828
Cost of revenue	7,654	7,239	8,076	8,534	9,660	11,532	12,296	13,322
Gross Profit	15,190	17,782	19,236	20,641	20,859	24,290	26,629	28,506
Operating expenses:
Sales and marketing	10,906	11,057	11,626	13,409	15,776	19,179	16,348	18,305
Research and development	5,277	5,179	5,626	6,159	8,171	12,027	10,350	10,757
General and administrative	5,200	5,065	6,375	6,255	7,844	8,635	7,130	7,853
Total operating expense	21,383	21,301	23,627	25,823	31,791	39,841	33,828	36,915
Operating loss	(6,193)	(3,519)	(4,391)	(5,182)	(10,932)	(15,551)	(7,199)	(8,409)
Other income (expense),net	18	69	81	(470)	(1,314)	(1,178)	(1,165)	(971)
Loss before (provision for) benefit from income taxes	(6,175)	(3,450)	(4,310)	(5,652)	(12,246)	(16,729)	(8,364)	(9,380)
(Provision for) benefit from income taxes	(27)	13	79	(112)	(96)	(189)	(86)	(425)
Net loss	$(6,202)	$(3,437)	$(4,231)	$(5,764)	$(12,342)	$(16,918)	$(8,450)	$(9,805)
Other Metrics:
Adjusted EBITDA(1)	$(2,324)	$(129)	$807	$1,781	$(1,798)	$(1,845)	$153	$793

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

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Net loss	$(6,202)	$(3,437)	$(4,231)	$(5,764)	$(12,342)	$(16,918)	$(8,450)	$(9,805)
Interest expense (income), net	(50)	(75)	(104)	445	1,116	1,172	1,132	1,084
Provision for (benefit from) income taxes	27	(13)	(79)	112	96	189	86	425
Depreciation and amortization expense	2,933	2,295	2,418	2,561	2,638	3,690	3,844	3,521
Stock-based compensation expense	968	1,101	2,803	4,427	6,694	10,022	3,541	5,568
Total net adjustments	$3,878	$3,308	$5,038	$7,545	$10,544	$15,073	$8,603	$10,598
Adjusted EBITDA	$(2,324)	$(129)	$807	$1,781	$(1,798)	$(1,845)	$153	$793

Quarterly Trends in Revenue and Gross Margin

The sequential increases in our quarterly revenue was due primarily to increases in our number of new customers as well as increased revenue from existing customers as they expanded their use of our solutions.

Our gross profit has increased sequentially for the periods presented due primarily to greater growth in revenue than expenses, which expenses are primarily related to our increase in headcount as we invest in the growth of our business. The increase in revenue was partially offset by increases in amortization expense attributed to our acquisitions, capitalized software development costs and stock-based compensation.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2018.

During 2018, we completed the acquisitions of Unified Messaging System ASA, PlanetRisk, Inc. and Respond B.V (the “Acquisitions”). As permitted by the U.S. Securities and Exchange Commission, we excluded the Acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 were total assets and net revenues of approximately 10% and 9%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2018.

This Annual Report includes an attestation report regarding our internal control over financial reporting by our registered public accounting firm, which appears in the appendix to this Annual Report on Form 10-K .

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their activities related to our business. Our code of business conduct and ethics is available on our website at www.Everbridge.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

Exhibit Number	Description

2.1(1)	Transaction Agreement dated February 13, 2018, by and among Everbridge, Inc., Everbridge Holdings Limited, and Unified Messaging Systems ASA

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(3)	Amended and Restated Bylaws of Everbridge, Inc.

4.1(4)	Form of common stock certificate of Everbridge, Inc.

4.2(5)	Third Amended and Restated Investors’ Rights Agreement by and among Everbridge, Inc. and certain of its stockholders, dated September 9, 2011 as amended and as currently in effect.

4.3(6)	Amendment to Third Amended and Restated Investors’ Rights Agreement by and among Everbridge, Inc. and certain of its stockholders, dated November 20, 2017.

4.4(7)	Base Indenture, dated November 20, 2017, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.

4.5(8)	First Supplemental Indenture, Dated November 20, 2017, between Everbridge, Inc. and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).

10.1*	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.

10.2+(9)	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(10)	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.4+(11)	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.

10.5+(12)	2016 Employee Stock Purchase Plan.

10.6+(13)	Non-Employee Director Compensation Plan.

10.7+(14)	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.

10.8+(15)	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Jaime Ellertson.

10.9+(16)	Employment Agreement, dated as of April 13, 2016, by and between Everbridge, Inc. and Kenneth S. Goldman.

Exhibit Number	Description

10.10+(17)	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.

10.11+(18)	Employment Agreement, dated as of November 3, 2016, by and between Everbridge, Inc. and Elliot J. Mark.

10.12+(19)	Employment Agreement, dated February 14, 2018, by and between Everbridge, Inc. and Robert Hughes.

10.13+(20)	Amendment to Employment Agreement, dated as of July 16, 2018, by and between Everbridge, Inc. and Robert Hughes

10.14+(21)	Employment Agreement, dated as of May 15, 2018, by and between Everbridge, Inc. and James Totton.

10.15(22)	Loan and Security Agreement, dated as of June 30, 2016, by and between Everbridge, Inc. and Western Alliance Bank, as amended.

10.16(23)	Loan and Security Modification Agreement, dated as of June 27, 2018, by and between Everbridge, Inc. and Western Alliance Bank.

10.17+(24)	2017 Bonus Plan of Everbridge, Inc.

10.18+(25)	2018 Bonus Plan of Everbridge, Inc..

10.19(26)	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.

10.20*	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.

21.1*	Subsidiaries of Everbridge, Inc.

23.1*	Consent of KPMG, LLP.

23.2*	Consent of Ernst & Young, LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference

(2)

Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed     with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

(3)

Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange Commission on September 21, 2016, and incorporated herein by reference.

(4)

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

(6)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2018, and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2017, and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2017, and incorporated herein by reference.
(9)

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

(11)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 14, 2017, and incorporated herein by reference.
(12)

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

(14)

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

(19)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2018, and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2018, and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2018, and incorporated herein by reference.
(22)

Previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213217), filed with the Securities and Exchange Commission on August 19, 2017, and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2018, and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 14, 2017, and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2018, and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2017, and incorporated herein by reference.

*	Filed herewith.
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

Everbridge, Inc.

Date: March 1, 2019	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: March 1, 2019	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaime Ellertson	Chief Executive Officer	March 1, 2019
Jaime Ellertson	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Patrick Brickley	Senior Vice President and Chief Financial Officer	March 1, 2019
Patrick Brickley	(Principal Financial Officer)

/s/ Phillip E. Huff	Vice President and Corporate Controller	March 1, 2019
Phillip E. Huff	(Principal Accounting Officer)

/s/ Richard D’Amore	Director	March 1, 2019
Richard D’Amore

/s/ Bruns Grayson	Director	March 1, 2019
Bruns Grayson

/s/ Alison Dean	Director	March 1, 2019
Alison Dean

/s/ Kent Mathy	Director	March 1, 2019
Kent Mathy

/s/ Sharon Rowlands	Director	March 1, 2019
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Everbridge, Inc.’s and Subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everbridge, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Unified Messaging Systems ASA, PlanetRisk, Inc., and Respond B.V., which are included in the 2018 consolidated financial statements of the Company and constituted 10% and 9%, respectively, of consolidated total assets and revenue as of December 31, 2018 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Unified Messaging Systems ASA, PlanetRisk, Inc., and Respond B.V.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Everbridge, Inc. and Subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 1, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Everbridge, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We had served as the Company’s auditor since 2012 and our tenure ended on August 9, 2018.

Los Angeles, California

March 12, 2018

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$59,978	$102,754
Restricted cash	90	297
Investments	45,541	42,908
Accounts receivable, net	41,107	31,699
Prepaid expenses	4,890	2,563
Deferred costs	6,503	2,429
Other current assets	4,406	811
Total current assets	162,515	183,461
Property and equipment, net	4,650	2,796
Capitalized software development costs, net	12,893	10,005
Goodwill	48,382	31,328
Intangible assets, net	23,197	8,634
Deferred costs	10,265	—
Deferred tax assets	83	—
Other assets	195	189
Total assets	$262,180	$236,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,719	$2,446
Accrued payroll and employee related liabilities	17,108	11,111
Accrued expenses	5,565	1,825
Deferred revenue	92,738	70,090
Notes payable	427	—
Contingent consideration liabilities	—	682
Other current liabilities	1,490	808
Total current liabilities	120,047	86,962
Long-term liabilities:
Deferred revenue, noncurrent	2,898	2,982
Convertible senior notes	94,097	89,481
Deferred tax liabilities	1,032	482
Other long term liabilities	1,948	515
Total liabilities	220,022	180,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,700,192 and 28,330,460 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	30	28
Additional paid-in capital	194,866	164,995
Accumulated deficit	(147,670)	(109,252)
Accumulated other comprehensive (loss) income	(5,068)	220
Total stockholders’ equity	42,158	55,991
Total liabilities and stockholders’ equity	$262,180	$236,413

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$147,094	$104,352	$76,846
Cost of revenue	46,810	31,503	23,767
Gross profit	100,284	72,849	53,079
Operating expenses:
Sales and marketing	69,608	46,998	34,847
Research and development	41,305	22,241	14,765
General and administrative	31,462	22,895	14,293
Total operating expenses	142,375	92,134	63,905
Operating loss	(42,091)	(19,285)	(10,826)
Other income (expense), net:
Interest income	1,842	475	34
Interest expense	(6,346)	(691)	(506)
Other expenses, net	(124)	(86)	(12)
Total other expense, net	(4,628)	(302)	(484)
Loss before income taxes	(46,719)	(19,587)	(11,310)
(Provision for) benefit from income taxes	(796)	(47)	24
Net loss	$(47,515)	$(19,634)	$(11,286)
Net loss per share attributable to common stockholders:
Basic	$(1.63)	$(0.70)	$(0.68)
Diluted	$(1.63)	$(0.70)	$(0.68)
Weighted-average common shares outstanding:
Basic	29,107,267	27,862,375	16,659,561
Diluted	29,107,267	27,862,375	16,659,561

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(5,288)	523	(290)
Total other comprehensive (loss) income	(5,288)	523	(290)
Total comprehensive loss	$(52,803)	$(19,111)	$(11,576)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A preferred stock		Series A-1 preferred stock		Common stock		Class A common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	Shares	Par value	Shares	Par value	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2015	3,129,084	$3	5,225,879	$5	11,106,926	$11	1,164,105	$1	$62,274	$(78,332)	$(13)	$(16,051)
Stock-based compensation	—	—	—	—	—	—	—	—	3,101	—	—	3,101
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	6,250,000	6	—	—	66,097	—	—	66,103
Conversion of convertible preferred stock and Class A common stock into common stock	(3,129,084)	(3)	(5,225,879)	(5)	9,519,068	9	(1,164,105)	(1)	—	—	—	—
Cashless exercise of common stock warrant	—	—	—	—	100,683	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	163,968	1	—	—	749	—	—	750
Exercise of common stock warrant	—	—	—	—	10,029	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(290)	(290)
Net loss	—	—	—	—	—	—	—	—	—	(11,286)	—	(11,286)
Balance at December 31, 2016	—	$—	—	$—	27,150,674	$27	—	$—	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	—	—	—	—	—	—	9,299	—	—	9,299
Issuance of common stock in follow-on offering, net of issuance costs	—	—	—	—	553,825	1	—	—	9,869	—	—	9,870
Purchase of convertible note capped call hedge	—	—	—	—	—	—	—	—	(12,922)	—	—	(12,922)
Equity component of convertible notes	—	—	—	—	—	—	—	—	22,094	—	—	22,094
Exercise of stock options	—	—	—	—	497,175	—	—	—	2,869	—	—	2,869
Issuance of shares under employee stock purchase plan	—	—	—	—	128,786	—	—	—	1,540	—	—	1,540
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	523	523
Net loss	—	—	—	—	—	—	—	—	—	(19,634)	—	(19,634)
Balance at December 31, 2017	—	$—	—	$—	28,330,460	$28	—	$—	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	—	—	—	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	—	—	—	—	—	—	25,825	—	—	25,825
Vesting of restricted stock units	—	—	—	—	671,412	1	—	—	—	—	—	1
Restricted stock units withheld to settle employee tax withholding liability	—	—	—	—	(154,567)	—	—	—	(7,925)	—	—	(7,925)
Exercise of stock options	—	—	—	—	778,370	1	—	—	10,148	—	—	10,149
Issuance of shares under employee stock purchase plan	—	—	—	—	74,517	—	—	—	1,823	—	—	1,823
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(5,288)	(5,288)
Net loss	—	—	—	—	—	—	—	—	—	(47,515)	—	(47,515)
Balance at December 31, 2018	—	$—	—	$—	29,700,192	$30	—	$—	$194,866	$(147,670)	$(5,068)	$42,158

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(47,515)	$(19,634)	$(11,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,693	10,207	7,742
Amortization of deferred commissions	5,472	5,947	5,264
Loss on disposal of assets	112	15	74
Deferred income taxes	125	(47)	(138)
Accretion of interest on debt	4,616	493	—
Non-cash interest expense on line of credit and term loan	—	—	67
Non-cash investment income	(498)	(204)	—
Provision for doubtful accounts and sales return reserve	252	637	387
Stock-based compensation	25,589	9,218	3,056
Change in fair value of contingent consideration obligation	(250)	(1,020)	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(2,623)	(13,067)	(2,295)
Prepaid expenses	(1,952)	(551)	(348)
Deferred costs	(8,285)	(89)	(6,529)
Other assets	(4,014)	(6,643)	169
Accounts payable	(1,263)	(90)	(423)
Accrued payroll and employee related liabilities	4,686	3,596	1,312
Accrued expenses	298	(132)	539
Deferred revenue	13,164	16,378	11,982
Other liabilities	1,688	(151)	(70)
Net cash provided by operating activities	3,295	4,863	9,503
Cash flows from investing activities:
Capital expenditures	(1,721)	(1,667)	(970)
Proceeds from sale leaseback transaction	—	794	—
Payments for acquisition of business, net of acquired cash	(35,857)	(21,235)	(2,306)
Additions to capitalized software development costs	(8,499)	(6,160)	(5,494)
Purchase of short-term investments	(87,204)	(60,764)	—
Maturities of short-term investments	85,069	18,060	—
Purchase of intangibles	(201)	—	(250)
Net cash used in investing activities	(48,413)	(70,972)	(9,020)
Cash flows from financing activities:
Proceeds from line of credit	—	—	9,500
Payments on line of credit	—	—	(19,500)
Payments of issuance costs relating to line of credit and term loan	—	—	(19)
Principal payments on capital leases	(99)	—	(58)
Proceeds from public offering, net of underwriters discounts and commissions	—	10,444	69,750
Payments of public offering costs	(276)	(872)	(1,960)
Payments on notes payable	(59)	—	(2,018)
(Payments) proceeds from term loan	—	—	(5,000)
Proceeds from issuance of convertible notes	—	115,000	—
Payments of debt issuance costs	(84)	(3,834)	—
Purchase of convertible note capped call hedge	—	(12,922)	—
Restricted stock units withheld to settle employee tax withholding liability	(7,925)	—	—
Payments of contingent consideration obligation	(431)	(3,750)	—
Proceeds from employee stock purchase plan	1,823	1,540	—
Proceeds from warrant exercises	—	—	25
Proceeds from option exercises	10,150	2,869	750
Repurchase of common stock	—	—	—
Net cash provided by financing activities	3,099	108,475	51,470
Effect of exchange rates on cash and cash equivalents	(964)	(80)	234
Net increase in cash and cash equivalents	(42,983)	42,286	52,187
Cash, cash equivalents and restricted cash—beginning of year	103,051	60,765	8,578
Cash, cash equivalents and restricted cash—end of year	$60,068	$103,051	$60,765
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,634	$—	$495
Taxes, net of (refunds)	$113	$28	$(117)
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,609	$73	$104
Deferred offering costs in accounts payable and accrued expenses	$21	$—	$298
Stock-based compensation capitalized for software development	$236	$81	$45
Note payable issued for asset acquisition	$52	$—	$—
Note payable issued for business acquisition	$383	$—	$—
Debt issuance costs included in accounts payable and accrued expenses	$—	$84	$—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as Everbridge or the Company), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Commander, Population Alerting and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England and China.

Follow-On Public Offerings

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

In January 2019, the Company completed a follow-on public offering in which the Company sold 2,645,000 shares of its common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. The Company received net proceeds of $139.7 million, after deducting underwriting discounts and commissions.

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

The Company adopted the requirements of the new revenue standard as of January 1, 2018, utilizing the modified retrospective method of transition. Adoption of the new revenue standard resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions as detailed below. The Company applied the new revenue standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

Based on the results of the Company’s evaluation, the adoption of the new revenue standard did not have a material impact on its revenue for the year ended December 31, 2018. The primary impact of adopting the new revenue standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over one year. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs over a period of benefit that the Company has determined to be four years. Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s consolidated statements of cash flows. For details on the impact of the Company’s adoption of the new revenue standard, see Note 15.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the fiscal year beginning January 1, 2018. The Company adopted ASU No. 2016-18 retrospectively, effective January 1, 2018. The adoption of ASU 2016-08 did not have a material impact on the Company's financial statements for the year ended December 31, 2018 and December 31, 2017, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the year ended December 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to require lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, the Company expects to record a lease commitment liability and corresponding right-of-use asset for our leases designated as operating leases in Note 16, “Commitments and Contingencies,” upon adoption.  The Company currently plans to adopt the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company plans to initially apply the new leasing rules on January 1, 2019 and recognize the cumulative effect of initially applying the standard as an adjustment to the Company’s opening balance of retained earnings, rather than at the earliest comparative period presented in the financial statements. While the Company is still in the process of determining the effect that the new standard will have on its financial position and results of operations, the Company expects to recognize additional assets and corresponding liabilities on its consolidated balance sheets, as a result of its operating lease portfolio as it exists at the date the Company adopts the new standard on January 1, 2019.

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

In June 2018, the FASB issued guidance to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers located in the United States, Norway and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2018, 2017 and 2016. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited into money market funds. Cash and cash equivalents are stated at cost which approximates fair value.

Restricted Cash

The Company had restricted cash of $0.1 million at December 31, 2018 and $0.3 million at December 31, 2017 related to deposits held on the behalf of customers and escrow fees held in connection with acquisitions.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $45.5 million and  $42.9 at December 31, 2018 and December 31, 2017, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at December 31, 2018 have maturity dates within one year. Short-term investments are stated at cost which approximates fair value.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Deferred Offering Costs

Deferred offering costs consist primarily of direct incremental costs related to the Company’s follow on offerings of its common stock, which were completed in April 2017 and January 2019.  Upon completion of the Company’s follow-on offering in April 2017, $0.6 million was offset against the proceeds of the offering. The Company incurred $0.3 million of offering cost as of December 31, 2018 related to the January 2019 offering.

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

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally, two to eight years, five years, and two to seven years, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Segment Information

The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Long Lived Assets

The Company evaluates the recoverability of its long lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that the useful lives of those assets are no longer appropriate. Management considers the following potential indicators of impairment of its long-lived assets (asset group): a substantial decrease in the Company’s stock price, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used, a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset (asset group), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such events occur, the Company compares the carrying amounts of the assets group to their undiscounted expected future cash flows. If this comparison indicates that there may be an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. For the years presented, the Company did not recognize an impairment charge.

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired intangible assets is one to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long lived assets policy states above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

The Company performed a qualitative goodwill assessment at November 30, 2018 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Debt Issuance Costs

Debt issuance costs related to the convertible senior notes have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Revenue Recognition

The Company derives its revenues primarily from subscription services and professional services. The Company adopted the requirements of the new revenue standard as of January 1, 2018, using the modified retrospective method. Under the new revenue standard, revenues are recognized when control of these services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

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

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed an arrangement that calls for the Company to grant access to its online software products and provide professional services in exchange for consideration from the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services.  A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.  The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product that it purchased, the online software product is fully functional and does not require any additional development, modification, or customization.  Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online software products it purchased.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.  The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price.  The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was insignificant for the year ended December 31, 2018.

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to the separate performance obligation on a relative standalone selling prices (“SSP”) basis for those performance obligations with stable observable prices and then the residual method is applied for any performance obligation that has pricing which is highly variable. The Company determines the SSP of its goods and services based upon their average sales price or using other observable inputs, such as similar products or services.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from subscriptions to our critical event management and enterprise safety applications is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are two years or more. The Company recognizes revenue from professional services as the services are provided.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 16) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes this best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the contract performed.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing which is highly variable. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within its contracts.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Customer Acceptance

The Company’s contracts with customers generally do not include customer acceptance clauses.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

For periods prior to January 1, 2018, sales commission costs were recorded over a one year period.

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, which are issued under the Company’s 2008 and 2016 equity incentive plans, and restricted stock units, or RSUs, performance-based and market-based RSUs and employee stock purchase plan awards.

Stock-based compensation related to stock options and RSUs is measured at the grant date based on the fair value of the award and is recognized straight-line as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of the stock options and employee stock purchase plan awards. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock and the expected forfeiture rate.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In 2017 and 2018, the Company granted market-based RSUs that vest upon satisfaction of certain market-based conditions. These RSUs were valued using the Monte-Carlo simulation model. The RSUs vest based on the Company achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported on the Nasdaq Global market, subject to the employee’s continued employment with the Company through the date of achievement. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. The Company recognizes the compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition.

In 2018, the Company granted performance-based RSUs, or PSUs, that vest upon satisfaction of certain performance-based conditions. The PSUs vest based on the Company achieving certain revenue growth thresholds, which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of each grant of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. The fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

(3) Accounts Receivable, Net

Accounts receivable, net, is as follows (in thousands):

	As of December 31,
	2018	2017
Accounts receivable	$41,818	$32,562
Allowance for doubtful accounts	(711)	(863)
Net accounts receivable	$41,107	$31,699

Bad debt expense for the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.6 million and $0.4 million, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	As of December 31,
	2018	2017
Allowance, at beginning of period	$(863)	$(374)
Charged to bad debt expense	(58)	(558)
Write-offs, net of recoveries	210	69
Allowance, at end of period	$(711)	$(863)

The following table summarizes the changes in the sales reserve (in thousands):

	As of December 31,
	2018	2017
Balance, beginning of period	$(100)	$(45)
Additions	(193)	(79)
Write-offs	93	24
Balance, end of period	$(200)	$(100)

As a result of the adoption of the new revenue standard, the Company reclassified its sales reserve from a current asset to a current liability within the consolidated financial statements, effective January 1, 2018.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consist of the following at December 31, 2018 and 2017 (in thousands):

	Useful life	As of December 31,
	in years	2018	2017
Furniture and equipment	5	$1,189	$1,127
Leasehold improvements	5	2,776	727
System hardware	5	1,404	1,623
Office computers	3	3,745	2,586
Computer and system software	3	1,385	1,193
		10,499	7,256
Less accumulated depreciation and amortization		(5,849)	(4,460)
Property and equipment, net		$4,650	$2,796

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $1.9 million and $1.7 million, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following at December 31, 2018 and 2017 (in thousands):

			As of December 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,677	3 years	$(32,784)	$12,893
Total capitalized software development costs	$45,677		$(32,784)	$12,893

			As of December 31, 2017
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$36,899	3 years	$(26,894)	$10,005
Total capitalized software development costs	$36,899		$(26,894)	$10,005

The Company capitalized software development costs of $8.8 million, $6.2 million and $5.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The total amortization expense related to capitalized software development costs for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $5.0 million and $4.9 million, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization, as of December 31, 2018, for each of the next three years is as follows:

Year ending December 31:

(in thousands)
2019	$6,541
2020	4,424
2021	1,928
$12,893

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2018, 2017 and 2016, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2018 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	At December 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$47,258	—	—	$47,258
U.S. treasury securities	—	—	—	—
U.S. government and agency securities	—	2,272	—	2,272
Short-term investments:
U.S. treasury securities	—	38,809	—	38,809
U.S. government and agency securities	—	6,732	—	6,732
Total financial assets	$47,258	$47,813	$—	$95,071
Liabilities:
Contingent consideration	—	—	—	—
Total financial liabilities	$—	$—	$—	$—

	As of December 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$35,521	—	—	$35,521
U.S. treasury securities	—	11,974		11,974
U.S. government and agency securities	—	50,352	—	50,352
Short-term investments:
U.S. treasury securities	—	12,972	—	12,972
U.S. government and agency securities	—	29,936	—	29,936
Total financial assets	$35,521	$105,234	$—	$140,755
Liabilities:
Contingent consideration	—	—	682	682
Total financial liabilities	$—	$—	$682	$682

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Investments classified as cash equivalents approximate the fair value due to the short term nature of these investments.  For the years ended December 31, 2018, 2017 and 2016, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair value at December 31, 2016	$388
Foreign currency translation	44
Contingent consideration from IDV acquisition	5,020
Change in fair value of contingent consideration obligation from IDV acquisition	(1,020)
Payments made during the year from IDV acquisition	(3,750)
Fair value at December 31, 2017	$682
Foreign currency translation	(1)
Contingent consideration from IDV acquisition	—
Change in fair value of contingent consideration obligation from IDV acquisition	(250)
Payments made during the year from IDV acquisition	(431)
Fair value at December 31, 2018	$—

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of December 31, 2018, the fair value of the convertible senior notes was determined to be $189.8 million and the carrying value of the notes were $94.1 million.

(7) Goodwill and Intangible Assets

Goodwill was $48.4 million and $31.3 million as of December 31, 2018 and 2017, respectively. There were no impairments recorded against goodwill in 2018, 2017 or 2016. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2016	$9,676
IDV acquisition	21,196
Foreign currency translation	456
Balance at December 31, 2017	31,328
Change due to acquisitions	19,699
Foreign currency translation	(2,645)
Balance at December 31, 2018	$48,382

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Intangible assets consisted of the following finite lived intangible assets at December 31, 2018 and 2017 (in thousands):

			As of December 31, 2018
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,090	3.04	$(3,225)	$1,865
Tradenames	3,193	4.51	(1,526)	1,667
Non-compete	240	2.00	(230)	10
Customer relationships	26,990	6.39	(7,335)	19,655
Total intangible assets	$35,513		$(12,316)	$23,197

			As of December 31, 2017
	Gross carrying amount	Weighted-average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,065	3.04	$(2,017)	$2,048
Tradenames	2,495	5.18	(701)	1,794
Non-compete	240	2.00	(110)	130
Customer relationships	8,556	5.00	(3,894)	4,662
Total intangible assets	$15,356		$(6,722)	$8,634

Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $3.3 million and $1.2 million, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $1.3 million, $1.1 million and $0.2 million for the period ended December 31, 2018, 2017 and 2016, respectively.

The expected amortization of the intangible assets, as of December 31, 2018, for each of the next five years and thereafter is as follows:

(in thousands)
2019	$5,776
2020	4,411
2021	4,079
2022	2,841
2023	2,687
Thereafter	3,403
$23,197

(8) Business Combinations

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of UMS made by the Company. The following table also summarizes the aggregate consideration for UMS as of December 31, 2018 (in thousands):

UMS
Assets acquired
Accounts receivable	3,793
Other assets	2,069
Property and equipment	27
Trade names	470
Acquired technology	930
Customer relationships	16,400
Goodwill	18,278
Total assets acquired	$41,967
Liabilities assumed
Accounts payable and accrued expenses	3,852
Deferred revenue	6,130
Other liabilities	101
Net assets acquired	$31,884
Consideration paid
Cash paid, net of cash acquired	31,884
Total	$31,884

The weighted average useful life of all identified acquired intangible assets is 6.63 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 years, respectively.  The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $18.3 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of UMS’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of UMS support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the UMS acquisition is not deductible for income tax purposes.

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.4 million in connection with the UMS acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

PlanetRisk, Inc.

On May 1, 2018, the Company acquired certain assets from PlanetRisk, Inc., or PlanetRisk, in exchange for cash consideration of $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions. The Company acquired these assets from PlanetRisk for its customer base and to complement some of the existing facets of the Company’s business with existing products.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of PlanetRisk made by the Company. The following table also summarizes the aggregate consideration for PlanetRisk as of December 31, 2018 (in thousands):

PlanetRisk
Assets acquired
Accounts receivable	2,862
Property and equipment	488
Acquired technology	110
Customer relationships	2,300
Goodwill	228
Total assets acquired	$5,988
Liabilities assumed
Accounts payable and accrued expenses	717
Deferred revenue	3,030
Other liabilities	220
Net assets acquired	$2,021
Consideration paid
Cash paid, net of cash acquired	2,021
Total	$2,021

The weighted average useful life of all identified acquired intangible assets is 6.825 years. The weighted average useful lives for acquired technologies and customer relationships are 3.0 years and 7.0 years, respectively.  The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $0.2 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of PlanetRisk’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of PlanetRisk support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the PlanetRisk acquisition is deductible for income tax purposes.

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.1 million in connection with the PlanetRisk acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of Respond made by the Company. The following table also summarizes the aggregate consideration for Respond as of December 31, 2018 (in thousands):

Respond
Assets acquired
Accounts receivable	86
Other assets	87
Property and equipment	19
Trade names	90
Acquired technology	140
Customer relationships	1,600
Goodwill	1,193
Total assets acquired	$3,215
Liabilities assumed
Accounts payable and accrued expenses	226
Deferred revenue	240
Other liabilities	414
Net assets acquired	$2,335
Consideration paid
Cash paid, net of cash acquired	1,952
Note payable	383
Total	$2,335

The weighted average useful life of all identified acquired intangible assets is 6.40 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 years, respectively.   The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.1 million in connection with the Respond acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In addition, in order to earn any future contingent consideration, IDV is required to meet certain billings thresholds at June 30, 2017 and December 31, 2017. At the date of the acquisition, the Company assessed the probabilities of IDV meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the fair value of the contingent consideration was determined to be $5.0 million. Based on sales and billings thresholds met as of June 30, 2017, the Company paid $3.8 million of the contingent consideration and all outstanding contingencies have been resolved as of December 31, 2018. IDV is a provider of threat assessment and operational visualization software located in Lansing, Michigan. The Company acquired IDV for its customer base and to complement some of the existing facets of its business with the Company’s existing customers.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

For the year ended December 31, 2017, the Company incurred transaction costs of $0.1 million in connection with the IDV acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the year ended December 31, 2017 as if the acquisition of IDV had taken place on January 1, 2017.  The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses:

	Revenue	Net loss
Results of acquired business included in our twelve months ended (in thousands):
For the year ended December 31, 2017 pro forma	$104,889	$(19,779)

Year Ended December 31,
2017
Basic and diluted earnings per share pro forma	$(0.71)

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Based on the market price of the Company’s common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of December 31, 2018. No debt holders have exercised their right for conversion as of December 31, 2018. The Notes are classified as long-term on the consolidated balance sheet as of December 31, 2018 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Notes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(20,903)	(25,519)
Net carrying amount	$94,097	$89,481
Equity component (a)	22,094	22,094

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2018	2017
1.50% coupon	$1,725	$192
Amortization of debt discount and transaction costs	4,616	499
	$6,341	$691

As of December 31, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$189,802	$94,097	$126,931	$89,481

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

Based on the closing price of our common stock of $56.76 on December 31, 2018, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2018, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2018, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  At December 31, 2018 and 2017, there are 29,700,192 and 28,330,460 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

2016 Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. A total of 3,893,118 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan, which is the sum of (1) 2,000,000 shares, (2) the number of shares reserved for issuance under the Company’s 2008 Equity Incentive Plan, or2008 Plan at the time the 2016 Plan became effective (up to a maximum of 42,934 shares) and (3) shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (up to a maximum of 1,850,184 shares). The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2018, there were 1,111,842 shares available for grant under the 2016 Plan and as of December 31, 2017 there were 982,963 shares available to be issued under the 2016 Plan. Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of our common stock as reported on The Nasdaq Global Market. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

As a result of the adoption of the 2016 Plan, no further grants may be made under the 2008 Plan. The 2008 Plan provided for the grant of stock options to the Company’s employees, directors and consultants.  Stock option awards were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant as determined by the Company’s board of directors. The option awards generally vested over four years and were exercisable any time after vesting. The stock options expire ten years after the date of grant. As of December 31, 2018, there were an aggregate of 6,890,701 shares reserved for issuance under the 2008 Plan and the 2016 Plan and 1,111,842 available to be issued under the 2016 Plan.

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

For the year ended December 31, 2018 and 2017, 74,517 and 128,786 shares of common stock, respectively were purchased under the 2016 ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of the purchase rights issued under the ESPP.  As of December 31, 2018 and 2017, total recognized compensation cost was $0.7 and $0.6 million, respectively, and unrecognized compensation cost related to the 2016 ESPP was $0.2 million, which will be amortized over a weighted-average period of 0.25 years. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock Options

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2018, 2017 and 2016, was $35.00, $22.84 and $14.49, respectively. The Company recorded stock-based compensation expense of $7.7 million, $5.3 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, attributed to stock options.

The total intrinsic value of options exercised in 2018, 2017 and 2016 was $25.7 million, $9.1 million and $1.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2018, 2017 and 2016 the total intrinsic value of all outstanding options was $59.9 million, $32.1 million and $15.9 million.

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2018, 2017 and 2016.

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following assumptions.

	Year Ended December 31,
	2018	2017	2016
Employee Stock Options:
Fair value of common stock	$33.06 - $58.75	$18.05 - $26.50	$14.21 - $18.83
Expected term (in years)	6.00	6.00 - 6.11	5.29 - 6.11
Expected volatility	45% - 50%	50% - 60%	60% - 70%
Risk-free interest rate	2.72% - 2.98%	1.82% - 2.47%	1.21% - 2.55%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50	0.50
Expected volatility	40% - 60%	60%	60%
Risk-free interest rate	1.18% - 2.33%	0.45% - 1.18%	0.45%
Dividend rate	0%	0%	0%

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

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $12.9 million as of December 31, 2018, and is expected to be recognized over a weighted average period of 1.8 years as of December 31, 2018. The amount of cash received from the exercise of stock options in 2018 and 2017 was $10.2 million and $2.9 million, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

A summary of activities under the 2008 Plan and 2016 Plan is shown as follows for the years ended December 31, 2018 and 2017:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2016	1,884,425	$10.02
Granted	1,096,881	22.84
Exercised	(497,175)	5.77
Forfeited	(43,841)	15.60
Outstanding at December 31, 2017	2,440,290	16.55
Granted	557,896	35.01
Exercised	(778,370)	13.04
Forfeited	(473,743)	22.35
Outstanding at December 31, 2018	1,746,073	$22.43

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price
1,746,073	7.89	$22.43	579,319	6.73	$8.13

Outstanding as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2017	Remaining contractual life (years)	Weighted average exercise price
2,440,290	8.28	$16.55	748,148	7.00	$10.39

Vested and nonvested stock option activity under the 2008 Plan and 2016 Plan was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2018	579,319	$8.13	1,166,754	$26.58
Outstanding at December 31, 2017	748,148	$10.39	1,692,142	$19.27

Restricted Stock Units

During the twelve months ended December 31, 2018 and 2017, the Company granted 358,904 and 392,000 RSUs, respectively, to members of our senior management pursuant to the 2016 Plan. We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant. During the year ended December 31, 2018 and 2017 the Company recorded $5.4 million and $1.1 million, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date. There were 127,306 and no restricted stock units which vested during the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there was $20.6 million of unrecognized compensation expense related to unvested employee restricted stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.4 years. For restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Performance-Based Restricted Stock Units

As of December 31, 2018, the Company has granted 288,902 performance-based restricted stock units, or PSUs, to members of its management pursuant to the 2016 Plan. The PSUs vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of each grant of PSUs and three years for the remaining PSUs. The vesting of the PSU’s is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs ranged from $23.17 to $58.82 per share. The fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For the twelve months ended December 31, 2018 and 2017, the Company recognized $1.5 million and none, respectively, for stock compensation expense in connection with these awards.

As of December 31, 2018, there was $13.9 million of unrecognized compensation expense related to unvested PSUs that would be recognized if all of the performance targets were met, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

None of the PSUs had vested as of December 31, 2018.

Market-Based Restricted Stock Units

During the twelve months ended December 31,2018 and 2017, the Company granted 57,500 and 392,000 market-based restricted stock units to members of our senior management pursuant to the 2016 Plan. The restricted stock units vest based on the Company achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Global Market, subject to the employee’s continued employment with the Company through the date of achievement. The share price of our common stock on the date of issuance of the market-based restricted stock units was between $33.06 and $45.17 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the years ended December 31, 2018 and 2017, The Company recognized $10.5 million and $2.9 million, respectively, of stock compensation expense in connection with these awards.

As of December 31, 2018, there was  no unrecognized compensation expense related to unvested market-based awards.

There were 544,106 market-based RSUs that vested during the year ended December 31, 2018 as the Company achieved the market-based target and achieved vesting at 125%. None of the market-based RSUs had vested during the year ended December 31, 2017.

A summary of activity in connection with our RSUs and market-based RSUs for the year ended December 31, 2018 is as follows:

Number of Shares
Outstanding as of December 31, 2017	784,000
Granted	705,306
Vested	(671,412)
Forfeited	(24,376)
Outstanding as of December 31, 2018	793,518

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$2,306	$578	$180
Sales and marketing	9,282	2,419	725
Research and development	7,106	1,514	348
General and administrative	7,131	4,788	1,848
Total	$25,825	$9,299	$3,101

(12) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. As it relates to the Notes, the Company uses the if converted method for calculating any potential dilutive effect on diluted loss per share.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options	1,746,073	2,440,290	1,884,425
Shares to be issued under ESPP	22,683	44,320	83,790
Restricted stock units	793,518	784,000	—
Convertible senior notes	3,411,199	3,411,199	—
Total	5,973,473	6,679,809	1,968,215

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

The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2018 is as follows:

Number of Shares
Stock options issued and outstanding	1,746,073
Additional shares available for grant under equity plans	1,808,539
Total	3,554,612

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(13) Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$(41,985)	$(16,642)	$(8,572)
Foreign	(4,734)	(2,945)	(2,738)
Total	$(46,719)	$(19,587)	$(11,310)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 26% tax rate was applied as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax at federal statutory rate	$(9,811)	$(6,659)	$(3,846)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(2,749)	(421)	(183)
Nondeductible permanent items	(1,522)	1,506	1,012
Foreign rate differential	552	599	662
Tax rate change	134	7,226	(13)
Adjustment to deferred taxes	307	37	(132)
Change in valuation allowance	15,805	(2,291)	2,351
Uncertain tax positions	143	76	83
Nonqualified stock option and performance award windfall upon exercise	(1,983)	—	—
Other	(80)	(26)	42
Total	$796	$47	$(24)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2018, 2017 and 2016 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, deferred tax state rate adjustment, share-based compensation and other non-deductible permanent items, and the change in valuation allowance. The Company’s China, India, Norway, Netherlands, Sweden and U.K. subsidiaries were subject to 25%, 30%, 22%, 25%, 22% and 19% applicable statutory income tax rates, respectively, for the periods presented.

The provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$—	$(23)	$—
State	48	51	31
Foreign	753	31	109
	801	59	140
Deferred:
Federal	(11,425)	3,307	(1,823)
State	(3,250)	(669)	(396)
Foreign	(1,135)	(359)	(296)
	(15,810)	2,279	(2,515)
Change in valuation allowance	15,805	(2,291)	2,351
Total	$796	$47	$(24)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) at December 31, 2018 and 2017 are comprised of the following:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Deferred rent	$278	$133
AMT credit	11	9
Accrued expenses	2,057	1,474
Deferred revenue	549	292
Net operating loss carryforward	34,662	14,957
Other assets	2,343	1,643
Property and equipment	123	—
Intangible assets	836	—
Valuation allowance	(25,079)	(10,911)
Total net deferred tax assets	15,780	7,597
Deferred tax liabilities
Deferred commissions	(3,215)	—
Intangible assets	(7,295)	(2,210)
Property and equipment	—	(190)
Debt discount	(4,986)	(5,679)
Other	(1,233)	—
Total deferred tax liabilities	(16,729)	(8,079)
Total non-current deferred income tax liabilities	$(949)	$(482)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2018 and 2017, a valuation allowance of $25.1 million and $10.9 million, respectively, has been recorded.

As of December 31, 2018, the Company has accumulated federal and state net operating loss carryforwards of $104.8 million and $85.7 million, respectively. Of the $104.8 million of federal net operating loss carryforwards, $52.1 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $52.7 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. The pre Tax Act U.S. federal and state net operating loss carryforwards will expire in varying amounts through 2037.   Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize its Net Operating Losses, or NOLs, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate. The Company has not completed a Section 382 study at this time; however should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

As of December 31, 2018 and 2017, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $25.5 million and $4.6 million, respectively.  As of December 31, 2018 and 2017, valuation allowances of $25.1 million and $4.5 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21%, which reduced the Company's net deferred tax assets, before valuation allowance, by $7.2 million. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance, except for an immaterial amount that was reflected in income tax expense related to the rate re-measurement of the tax-deductible goodwill. The accounting for the Act is now complete and no significant adjustments were made to the provisional estimates. The Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2018.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance of unrecognized tax benefits	$326	$250	$167
Additions for current year tax positions	142	65	75
Additions/reductions for prior year tax positions	(14)	—	0
Ending balance (excluding interest and penalties)	454	315	242
Interest and penalties	15	11	8
Total	$469	$326	$250

For the period ended December 31, 2018, 2017 and 2016, the Company has recorded income tax expense of $143,000, $76,000 and $83,000, respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2018, 2017 and 2016, the Company had accrued $15,000, $11,000 and $8,000 in interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various states along with other foreign countries. Due to the presence of net operating loss carryforwards, all of the income tax years remain open for examination by the IRS and various state and foreign taxing authorities. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company has not been notified that it is under audit by the IRS or state taxing authorities for any of the tax years currently open.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2018, the Company had $0.6 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
BALANCE SHEET
ASSETS
Accounts receivable, net	$31,699	$100	$31,799
Deferred costs	2,429	2,132	4,561
Deferred costs (non-current)	—	6,965	6,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$808	$100	$908
Deferred revenue (current and non-current)	73,072	—	73,072
Accumulated deficit	(109,252)	9,097	(100,155)

The impact of the adoption of the new revenue standard on the Company’s consolidated balance sheet and consolidated statement of operations was as follows (in thousands):

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts receivable, net	$41,107	$40,907	$200
Deferred costs	6,503	4,580	1,923
Deferred costs (non-current)	10,265	—	10,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue (current and non-current)	95,636	95,636	—
Other current liabilities	1,490	1,290	200
Accumulated deficit	(147,670)	(159,858)	12,188

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Revenue	$147,094	$147,094	$—
Net loss	(47,515)	(50,606)	3,091

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands).

Primary Geographic Markets	For the Year Ended December 31, 2018
United States	$119,589
International	27,505
Total	$147,094

The following table presents the Company’s revenues disaggregated by revenue source (in thousands, unaudited).

	Year Ended
	December 31,
	2018	2017(1)
Subscription services	$137,556	$100,000
Professional services	9,538	4,352
Total revenues	$147,094	$104,352

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2018, the Company had $2.1 million in unbilled receivables related to services performed which were not billed.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue. There are no other material contract liabilities. The Company classifies deferred revenue as current or noncurrent on the consolidated balance sheet based on the timing of when it expects to recognize revenue.

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions on initial contracts sold, was $16.8 million as of December 31, 2018. For the twelve months ended December 31, 2018, amortization expense for the deferred costs was $5.5 million and there was no impairment loss in relation to the costs capitalized. For the twelve months ended December 31, 2017, amortization expense for the deferred costs based on our policy under Topic 605, was $5.9 million and capitalized commissions totaled $2.4 million.

Deferred Revenue

$62.5 million of subscription services revenue was recognized during the twelve months ended December 31, 2018 and was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of December 31, 2018, approximately $201.7 million of revenue is expected to be recognized from remaining performance obligations.

The Company expects to recognize revenue on approximately $117.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter which is generally two to three years.

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 81%, 90% and 90% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. No other individual country comprised more than 7% of total revenue for the fiscal years ended December 31, 2018, 2017 and 2016. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2018 and 2017, more than 88% of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at our discretion, make matching contributions to the 401(k) plan. There was $0.6 million and no cash contributions made to the plan by the Company for the years ended December 31, 2018 and 2017. Contribution expense recognized for the 401(k) plan was $0.5 million, $0.7 million and $0 for the years ended December 31, 2018, 2017, and 2016, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(18) Commitments and Contingencies

The following table summarizes the Company’s lease and debt obligations at December 31, 2018 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations (1)	$427	$115,000	$—	$—	$115,427
Capital leases (2)	121	—	—	—	121
Operating leases (2)	3,646	7,547	7,463	1,331	19,987
	$4,194	$122,547	$7,463	$1,331	$135,535

(1)

The debt obligations include the principal amount of the note payable and the Notes, but exclude interest payments to be made under the Notes. Although the Notes mature in 2022, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The Notes balance excludes $20.9 million of debt discount capitalized on our balance sheet and shown net of our debt obligations.

(2)	Operating and capital leases include total future minimum rent payments under non-cancelable operating and capital lease agreements.

(a) Leases

The Company leases office space in Pasadena, California; Burlington, Massachusetts; San Francisco, California; Lansing, Michigan; Colchester, United Kingdom; London, United Kingdom; McLean, Virginia; Singapore; Munich, Germany; Tilburg, the Netherlands; Oslo, Norway; Norsborg, Sweden; and Beijing, China under operating leases and recognizes escalating rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments under non-cancelable operating leases in effect at December 31, 2018 are as follows (in thousands):

Operating
2019	$3,646
2020	3,856
2021	3,691
2022	3,719
2023	3,744
Thereafter	1,331
Total minimum lease payments	$19,987

(b) Rent

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $3.8 million, $2.5 million and $1.6 million, respectively.

Deferred rent at December 31, 2018 and 2017 was $1.0 million and $0.5 million, respectively, and was recorded in other current and long-term liabilities.

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

(19) Subsequent Events

In January 2019, the Company completed a follow-on public offering in which the Company sold 2,645,000 shares of its common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share.   The Company received aggregate proceeds of $139.7 million, after deducting underwriting discounts and commission.