Form 10-Q
period 2019-03-31
EVERBRIDGE, INC.
filed 2019-05-10
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVBG	Nasdaq Global Select Market

As of May 1, 2019, the registrant had 32,925,760 shares of common stock issued and outstanding

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$235,256	$59,978
Restricted cash	93	90
Short-term investments	22,955	45,541
Accounts receivable, net	35,416	41,107
Prepaid expenses	9,123	4,890
Deferred costs	6,822	6,503
Other current assets	2,771	4,406
Total current assets	312,436	162,515
Property and equipment, net	5,977	4,650
Capitalized software development costs, net	13,442	12,893
Goodwill	48,395	48,382
Intangible assets, net	21,577	23,197
Deferred costs	10,575	10,265
Other assets	14,221	278
Total assets	$426,623	$262,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,927	$2,719
Accrued payroll and employee related liabilities	18,313	17,108
Accrued expenses	4,500	5,565
Deferred revenue	95,325	92,738
Note payable	367	427
Other current liabilities	4,829	1,490
Total current liabilities	129,261	120,047
Long-term liabilities:
Deferred revenue, noncurrent	3,078	2,898
Convertible senior notes	95,298	94,097
Deferred tax liabilities	1,057	1,032
Other long term liabilities	13,499	1,948
Total liabilities	242,193	220,022
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,882,089 and 29,700,192 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	351,247	194,866
Accumulated deficit	(161,804)	(147,670)
Accumulated other comprehensive loss	(5,046)	(5,068)
Total stockholders’ equity	184,430	42,158
Total liabilities and stockholders’ equity	$426,623	$262,180

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$42,819	$30,519
Cost of revenue	13,981	9,660
Gross profit	28,838	20,859
Operating expenses:
Sales and marketing	20,071	15,776
Research and development	11,485	8,171
General and administrative	10,558	7,844
Total operating expenses	42,114	31,791
Operating loss	(13,276)	(10,932)
Other income (expense), net:
Interest and investment income	1,177	456
Interest expense	(1,635)	(1,572)
Other expense, net	(106)	(198)
Total other income (expense), net	(564)	(1,314)
Loss before income taxes	(13,840)	(12,246)
Provision for income taxes	(294)	(96)
Net loss	$(14,134)	$(12,342)
Net loss per share attributable to common stockholders:
Basic	$(0.44)	$(0.43)
Diluted	$(0.44)	$(0.43)
Weighted-average common shares outstanding:
Basic	32,271,067	28,434,678
Diluted	32,271,067	28,434,678

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(14,134)	$(12,342)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	22	(267)
Total comprehensive loss	$(14,112)	$(12,609)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	$33	$351,247	$(161,804)	$(5,046)	$184,430

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	6,694	—	—	6,694
Vesting of restricted stock units	222,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(27,771)	—	(1,022)	—	—	(1,022)
Exercise of stock options	153,744	1	1,465	—	—	1,466
Issuance of shares under employee stock purchase plan	44,193	—	881	—	—	881
Other comprehensive income	—	—	—	—	(267)	(267)
Net loss	—	—	—	(12,342)	—	(12,342)
Balance at March 31, 2018	28,723,250	$29	$173,013	$(112,497)	$(47)	$60,498

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,134)	$(12,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,705	2,638
Amortization of deferred costs	1,598	1,233
Loss on disposal of assets	—	84
Deferred income taxes	41	34
Accretion of interest on convertible senior notes	1,201	1,134
Non-cash investment income	(189)	(159)
Provision for (benefit from) doubtful accounts and sales reserve	148	(192)
Stock-based compensation	7,785	6,586
Changes in operating assets and liabilities:
Accounts receivable	5,543	9,595
Prepaid expenses	(4,233)	(1,651)
Deferred costs	(2,227)	(2,223)
Other assets	2,153	(2,018)
Accounts payable	4,112	702
Accrued payroll and employee related liabilities	1,205	4,402
Accrued expenses	(1,065)	1,384
Deferred revenue	2,767	(2,072)
Other liabilities	277	373
Net cash provided by operating activities	8,687	7,508
Cash flows from investing activities:
Capital expenditures	(2,773)	(253)
Purchase of cost investment	—	(308)
Purchase of short-term investments	(1,975)	(30,932)
Maturities of short-term investments	24,750	25,500
Additions to intangibles	—	(136)
Additions to capitalized software development costs	(2,018)	(1,999)
Net cash provided by (used in) investing activities	17,984	(8,128)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(333)	(1,022)
Proceeds from public offering, net of costs	139,115	—
Payments on note payable	(52)	—
Payments on finance lease obligations	(121)	—
Payments of debt issuance costs	—	(84)
Proceeds from employee stock purchase plan	1,283	881
Proceeds from stock option exercises	8,746	1,466
Net cash provided by financing activities	148,638	1,241
Effect of exchange rates on cash, cash equivalents and restricted cash	(28)	(39)
Net increase in cash, cash equivalents and restricted cash	175,281	582
Cash, cash equivalents and restricted cash—beginning of period	60,068	103,051
Cash, cash equivalents and restricted cash—end of period	$235,349	$103,633
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes, net of refunds received	—	2
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	689	38
Capitalized development costs included in accounts payable and accrued expenses	16	—
Stock-based compensation capitalized for software development	64	108

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as Everbridge or the Company), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Secure Messaging, Crisis Management and Visual Command Center, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England and China.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update ASU, No. 2016-02, Leases, as discussed in this Note 2 and Note 16.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2019 and 2018. No single customer comprised more than 10% of the Company’s total accounts receivable at March 31, 2019 and December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2019, $218.5 million of the Company’s cash equivalents were invested in money market funds and U.S. government securities.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $23.0 million and $45.5 million at March 31, 2019 and December 31, 2018, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at March 31, 2019 have maturity dates within one year.

Significant Accounting Policies

Except for the accounting policies for leases that were updated, as set forth below, as a result of adopting ASU No. 2016-02, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing, which is highly variable. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the Company’s contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted the new standard on January 1, 2019 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, the Company capitalized ROU assets of $14.7 million and $16.9 million of lease liabilities, within the Company’s condensed consolidated balance sheets upon adoption. Additionally, the Company reversed its deferred rent liability of $2.2 million, which upon adoption became a component of the right-of-use asset. The adoption of this standard did not have an impact on the Company’s condensed consolidated statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

ASU No. 2018-02

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company adopted ASU 2018-02 effective January 1, 2019. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

ASU No. 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share Based Payments. The guidance expands stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company will adopt ASU 2018-07 effective January 1, 2019. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact of adopting this new standard on its financial statements.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that do not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Accounts receivable	$36,226	$41,818
Allowance for doubtful accounts	(810)	(711)
Net accounts receivable	$35,416	$41,107

Bad debt expense was an expense of $0.1 million and credit of $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(711)	$(863)
(Additions) reductions	(148)	192
Write-offs	49	34
Balance, end of period	$(810)	$(637)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(200)	$(100)
Additions	—	—
Write-offs	—	22
Balance, end of period	$(200)	$(78)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of March 31, 2019	As of December 31, 2018
Furniture and equipment	5	$1,686	$1,189
Leasehold improvements	5	3,763	2,776
System hardware	5	1,476	1,404
Office computers	3	4,019	3,745
Computer and system software	3	1,409	1,385
		12,353	10,499
Less accumulated depreciation and amortization		(6,376)	(5,849)
Property and equipment, net		$5,977	$4,650

Depreciation and amortization expense for property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of March 31, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$43,629	3 years	$(30,187)	$13,442
Total capitalized software development costs	$43,629		$(30,187)	$13,442

			As of December 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,677	3 years	$(32,784)	$12,893
Total capitalized software development costs	$45,677		$(32,784)	$12,893

The Company capitalized software development costs of $2.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization expense for capitalized software development costs was $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.  Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2019, for each of the following years is as follows (in thousands):

Amounts
2019 (for the remaining nine months)	$4,372
2020	4,137
2021	3,653
2022	1,280
$13,442

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2019 and year ended December 31, 2018, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$218,495	—	—	$218,495
U.S. treasury securities	—	—	—	—
U.S. government and agency securities	—	—	—	—
Short-term investments:
U.S. treasury securities	—	15,716	—	15,716
U.S. government and agency securities	—	7,239	—	7,239
Total financial assets	$218,495	$22,955	$—	$241,450

	As of December 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$47,258	—	—	$47,258
U.S. treasury securities	—	—	—	—
U.S. government and agency securities	—	2,272	—	2,272
Short-term investments:
U.S. treasury securities	—	38,809	—	38,809
U.S. government and agency securities	—	6,732	—	6,732
Total financial assets	$47,258	$47,813	$—	$95,071

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

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2019.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2019 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 the fair value of the convertible senior notes was determined to be $256.0 million and $189.8 million, respectively and the carrying value of the notes was $95.3 million and $94.1 million, respectively.

(7) Goodwill and Intangible Assets, Net

Goodwill was $48.4 million as of March 31, 2019 and December 31, 2018. There were no impairments recorded against goodwill during the three months ended March 31, 2019 and for the year ended December 31, 2018. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2018	$48,382
Foreign currency translation	13
Payments made for acquisition	—
Balance at March 31, 2019	$48,395

Intangible assets consisted of the following (in thousands):

			As of March 31, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$3,982	3.04	$(2,453)	$1,529
Tradenames	2,546	4.51	(1,114)	1,432
Customer relationships	23,842	6.39	(5,226)	18,616
Total intangible assets	$30,370		$(8,793)	$21,577

			As of December 31, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,090	3.04	$(3,225)	$1,865
Tradenames	3,193	4.51	(1,526)	1,667
Non-compete	240	2.00	(230)	10
Customer relationships	26,990	6.39	(7,335)	19,655
Total intangible assets	$35,513		$(12,316)	$23,197

Amortization expense for intangible assets was $1.6 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

The expected amortization of the intangible assets, as of March 31, 2019, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2019 (for the remaining nine months)	$4,128
2020	4,411
2021	4,079
2022	2,847
2023	2,703
2024 and thereafter	3,409
$21,577

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

For the three months ended March 31, 2019 and 2018 no business combinations were consummated.

For the year ended December 31, 2018, the Company acquired Unified Messaging Systems ASA, Respond B.V. and PlanetRisk, Inc. and accounted for the acquisitions using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The acquisitions were not material individually or on a consolidated basis.

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

Respond B.V.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding September 30, 2018, the Notes are convertible at the option of the debt holder as of September 30, 2018. No debt holders have exercised their right for conversion as of March 31, 2019. The Notes are classified as long-term on the consolidated balance sheet as of March 31, 2019 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry as the Company and with similar maturity dates, the Company estimated the implied interest rate of its Notes to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes were not considered redeemable.

The Notes consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(19,702)	(20,903)
Net carrying amount	$95,298	$94,097
Equity component (a)	22,094	22,094

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity during the year ended December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
1.50% coupon	$432	$436
Amortization of debt discount and transaction costs	1,201	1,134
	$1,633	$1,570

As of March 31, 2019 and December 31, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$255,954	$95,298	$189,802	$94,097

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

Based on the closing price of the Company’s common stock of $75.01 on March 31, 2019, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2019, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2019, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At March 31, 2019 and December 31, 2018, there were 32,882,089 and 29,700,192 shares of common stock issued and outstanding, respectively.

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

For the three months ended March 31, 2019 and 2018, 24,266 and 44,193 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Stock Options

The Company recorded stock-based compensation expense of $1.9 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively, attributed to stock options.

The total intrinsic value of options exercised for the three months ended March 31, 2019 was $22.2 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2019, the total intrinsic value of all outstanding options was $62.2 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. No stock options were granted for the three months ended March 31, 2019. In addition, the fair value per share on grant date is presented below:

	Three Months Ended March 31,
	2019	2018
Employee Stock Options:
Fair value per share on grant date	—	$33.06
Expected term (in years)	—	6.00
Expected volatility	—	50%
Risk-free interest rate	—	2.72%
Dividend rate	—	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50
Expected volatility	45%	50% - 60%
Risk-free interest rate	2.52%	1.18% - 1.93%
Dividend rate	0%	0%

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

Total unrecognized compensation cost related to nonvested stock options was approximately $11.1 million as of March 31, 2019, and is expected to be recognized over a weighted average period of 2.45 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2018 and the three months ended March 31, 2019:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2017	2,440,290	$16.55
Granted	557,896	35.01
Exercised	(778,370)	13.04
Forfeited	(473,743)	22.35
Outstanding at December 31, 2018	1,746,073	22.43
Granted	—	—
Exercised	(501,083)	17.46
Forfeited	(18,084)	31.08
Outstanding at March 31, 2019	1,226,906	$24.34

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of March 31, 2019	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of March 31, 2019	Remaining contractual life (years)	Weighted average exercise price
1,226,906	7.95	$24.34	301,049	6.93	$16.37

Outstanding as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price
1,746,073	7.89	$22.43	579,319	6.73	$8.13

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2019	301,049	$16.37	925,857	$26.93
Outstanding at December 31, 2018	579,319	$8.13	1,166,754	$26.58

Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 88,872 restricted stock units, or RSUs, to members of its management and employees pursuant to the 2016 Plan. The Company accounts for restricted stock units issued to employees at fair value, based on the market price of the Company’s stock on the date of grant. During the three months ended March 31, 2019 and 2018 the Company recorded $3.8 million and $0.9 million, respectively, of stock-based compensation related to the restricted stock units that had been issued to-date. There were 16,192 and no restricted stock units which vested during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was $22.7 million of unrecognized compensation expense related to unvested employee restricted stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.51 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 81,655 performance-based restricted stock units, or PSUs, to members of its management and employees pursuant to the 2016 Plan. The PSUs vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of each grant of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $64.86 per share. The fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For the three months ended March 31, 2019 and 2018, the Company recognized $1.9 million and none, respectively, for stock compensation expense in connection with these awards.

As of March 31, 2019, there was $16.5 million of unrecognized compensation expense related to unvested PSUs that would be recognized if all of the performance targets were met, which is expected to be recognized over a weighted-average period of approximately 2.18 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

None of the PSUs had vested as of March 31, 2019.

Market-Based Restricted Stock Units

The Company granted no market-based restricted stock units, or market-based RSUs, pursuant to the 2016 Plan for the three months ended March 31, 2019. The market-based RSUs granted in prior periods vest based on the Company achieving certain stock price thresholds which range from $35 per share to $55 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSU was $23.16 - $38.50 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% - 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% - 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three months ended March 31, 2019 and 2018, the Company recognized none and $3.7 million, respectively, of stock compensation expense in connection with these awards.

As of March 31, 2019, there was no unrecognized compensation expense related to unvested market based awards.  The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

There were 657 and 222,624 market-based RSUs which had vested during the three months ended March 31, 2019 and 2018, respectively.

A summary of activity in connection with the Company’s RSUs, market-based RSUs and PSUs for the period ended March 31, 2019 is as follows:

Number of Shares
Outstanding as of December 31, 2018	904,033
Granted	170,527
Vested	(16,849)
Forfeited	(3,512)
Outstanding as of March 31, 2019	1,054,199

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$435	$625
Sales and marketing	2,368	2,435
Research and development	1,410	1,310
General and administrative	3,572	2,324
Total	$7,785	$6,694

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	1,226,906	2,717,533
Convertible senior notes	3,411,199	3,411,199
Non-vested market-based restricted stock units	—	222,626
Non-vested performance-based restricted stock units	377,896	—
Non-vested restricted stock units	676,303	445,250
Total	5,692,304	6,796,608

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2019 is as follows:

Number of Shares
Stock options issued and outstanding	1,226,906
Nonvested RSUs	1,054,199
Additional shares available for grant under equity plans	1,859,218
Total	4,140,323

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

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes of $294,000 and $96,000, respectively, resulting in an effective tax rate of 2.12% and 0.78%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of March 31, 2019, the Company had gross tax-effected unrecognized tax benefits of $0.6 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2019 and 2018, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or CODM, who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, all of the Company’s applications operate on and leverage a similar technology platform and are deployed and sold in a similar way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands).

	Three Months Ended
	March 31,
Primary Geographic Markets	2019	2018
North America	$34,084	$27,483
International	8,735	3,036
Total	$42,819	$30,519

The following table presents the Company’s revenues disaggregated by revenue source (in thousands, unaudited).

	Three Months Ended
	March 31,
	2019	2018
Subscription services	$39,861	$28,525
Professional services	2,958	1,994
Total revenues	$42,819	$30,519

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of March 31, 2019, the Company had $0.8 million in unbilled receivables related to services performed which were not billed.

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, were $17.4 million and $16.8 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, amortization expense for the deferred costs was $1.6 million and $1.2 million, respectively, and there was no impairment loss in relation to the costs capitalized.

Deferred Revenue

$31.7 million and $24.5 million of subscription services revenue was recognized during the three months ended March 31, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of March 31, 2019, approximately $195.7 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts.

The Company expects to recognize revenue on approximately $116.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2024. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend our leases are excluded from the lease term as the Company is not reasonably certain we will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.1 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

The Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long term liabilities.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2019, is as follows:

(in thousands, except lease term and discount rate)	March 31, 2019
Balance sheet information
ROU assets	$13,943
Lease liabilities, current	$2,900
Lease liabilities, non-current	13,471
Total lease liabilities	$16,371
Supplemental data
Weighted average remaining lease term	4.95 years
Weighted average discount rate	7.00%
Cash paid for amounts included in lease liabilities	$404
ROU assets obtained in exchange for lease obligations	$16,919

Maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	March 31, 2019
Year ending December 31,
2019 (remaining)	$2,919
2020	3,861
2021	3,765
2022	3,753
2023	3,776
Thereafter	1,354
Total undiscounted lease payments	19,428
Less: imputed interest	(3,057)
Total lease liabilities	$16,371

The following table presents components of lease expense for the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Operating lease expense	$742
Short-term lease expense(a)	401
1,143
Less: Sublease income	(3)
Total lease expense	$1,140

(a)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2019, we do not have any leases that have not yet commenced that create significant rights and obligations.

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease payments under non-cancelable operating leases, including short-term leases as of March 31, 2019 were as follows (in thousands):

Amounts
2019 (for the remaining nine months)	$3,000
2020	3,861
2021	3,765
2022	3,753
2023	3,776
2024 and thereafter	1,354
Total minimum lease payments	$19,509

(17) Commitments and Contingencies

Litigation

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(18) Subsequent Events

On April 1, 2019, the Company entered into a Stock Purchase Agreement, or the Purchase Agreement, with Mission Mode Solutions, Inc., or Mission Mode, pursuant to which the Company purchased all of the issued and outstanding shares of stock of Mission Mode for base consideration of $6.8 million. There is also a contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting Mission Mode’s customers to the Company’s products.  The Company’s acquisition of Mission Mode was made to enhance its suite of products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events including IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, over 4,500 global customers rely on the company’s Critical Event Management Platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Population Alerting, Crisis Management, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 4,500 customers as of March 31, 2019. As of March 31, 2019, our customers were based in 50 countries and included 9 of the 10 largest U.S. cities, 9 of the 10 largest U.S.-based investment banks, all 25 of the 25 busiest North American airports, six of the 10 largest global consulting firms, six of the 10 largest global automakers, all four of the largest global accounting firms, four of the 10 largest U.S.-based health care providers and four of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.2 years as of March 31, 2019, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 64% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $42.8 million and $30.5 million for the three months ended March 31, 2019 and 2018, respectively, representing a period-over-period increase of 40%. We had net losses of $14.1 million and $12.3 million for the three months ended March 31, 2019 and 2018, respectively. Our Adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $(1.9) million and $(1.8) million for the three months ended March 31, 2019 and 2018, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of March 31, 2019 and March 31, 2018, 29% and 15% of our customers, respectively, were located outside of the United States and these customers generated 20% and 11% of our total revenue for the three months ended March 31, 2019 and 2018, respectively.

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

Recent Developments

In April 2019, we acquired Mission Mode Solutions, Inc., or Mission Mode, pursuant to which we purchased all of the issued and outstanding shares of stock of Mission Mode for base consideration of $6.8 million. There is also a potential contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting the Mission Mode’s customers to our product.  Our acquisition of Mission Mode was made to enhance its suite of products.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$42,819	$30,519
Cost of revenue(1) (2)	13,981	9,660
Gross profit	28,838	20,859
Operating expenses:
Sales and marketing(1)(2)	$20,071	$15,776
Research and development(1) (2)	11,485	8,171
General and administrative(1) (2)	10,558	7,844
Total operating expenses	42,114	31,791
Operating loss	(13,276)	(10,932)
Other income (expenses), net	(564)	(1,314)
Loss before income taxes	(13,840)	(12,246)
Provision for income taxes	(294)	(96)
Net loss attributable to common stockholders	$(14,134)	$(12,342)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$435	$625
Sales and marketing	2,368	2,435
Research and development	1,410	1,310
General and administrative	3,572	2,324
Total	$7,785	$6,694

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$2,013	$1,830
Sales and marketing	147	81
Research and development	108	67
General and administrative	1,437	660
Total	$3,705	$2,638

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%
Cost of revenue	33%	32%
Gross profit	67%	68%
Operating expenses:
Sales and marketing	47%	52%
Research and development	27%	27%
General and administrative	25%	26%
Total operating expenses	98%	104%
Operating loss	(31)%	(36)%
Other income (expenses), net	(1)%	(4)%
Loss before income taxes	(32)%	(40)%
(Provision for) benefit from income taxes	(1)%	*
Net loss attributable to common stockholders	(33)%	(40)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$42,819	$30,519	$12,300	40.3%

Revenue increased by $12.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was due to a $12.3 million increase in sales of our historical solutions driven by expansion of our customer base from 3,539 customers as of March 31, 2018 to 4,532 as of March 31, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$13,981	$9,660	$4,321	44.7%
Gross margin %	67%	68%

Cost of revenue increased by $4.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was due to a $1.2 million increase in employee-related costs associated with our increased headcount from 135 employees as of March 31, 2018 to 174 employees as of March 31, 2019. In addition, $2.7 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.2 million attributed to an increase in office related expenses to support revenue generating activities and a $0.2 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$20,071	$15,776	$4,295	27.2%
% of revenue	47%	52%

Sales and marketing expense increased by $4.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to a $3.5 million increase in employee-related costs associated with our increased headcount from 227 employees as of March 31, 2018 to 290 employees as of March 31, 2019. The remaining increase was principally the result of a $0.2 million increase in costs related to outside sales representatives, $0.2 million due to an increase in trade show and digital marketing spending and consultants and a $0.3 million increase in software costs and office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$11,485	$8,171	$3,314	40.6%
% of revenue	27%	27%

Research and development expense increased by $3.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to a $2.1 million increase in employee-related costs associated with our increased headcount from 180 employees as of March 31, 2018 to 232 employees as of March 31, 2019. The remaining increase was principally the result of a $0.5 million in software license costs and a $0.2 million increase in office related expenses. A total of $2.0 million of internally developed software costs during the three months ended March 31, 2018 and $1.6 million of internally developed software costs during the three months ended March 31, 2019 were capitalized, resulting in a increase of the expense by $0.4 million in 2019.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$10,558	$7,844	$2,714	34.6%
% of revenue	25%	26%

General and administrative expense increased by $2.7 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to a $1.7 million increase in employee-related costs associated with our increased headcount from 76 employees as of March 31, 2018 to 91 employees as of March 31, 2019. The remaining increase was due to a $0.2 million increase in professional services attributed to tax and audit services and a $0.8 million increase in depreciation and amortization.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(564)	$(1,314)	$750	(57.1)%
% of revenue	(1)%	(4)%

Other expense decreased by $0.8 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease can be attributed to a $0.7 million increase in interest and investment income as a result of proceeds invested from our public offerings. In addition, we had an decrease in other expense of $0.1 million as a result of a loss on disposal of assets for the three months ended March 31, 2018.

Income Taxes

	Three months ended,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$294	$96	$198	206.3%
% of revenue	1%	0%

Income tax expense increased by $0.2 million in 2019 compared to 2018. The increase in taxes was primarily related to an increase in state taxes attributed to our investment income.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Adjusted EBITDA	$(1,892)	$(1,798)
Adjusted gross margin	$29,606	$21,736
Free cash flow	$3,896	$5,256

•

Adjusted EBITDA.  Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, provision for income taxes, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(14,134)	$(12,342)
Interest and investment (income) expense, net	458	1,116
Provision for income taxes	294	96
Depreciation and amortization expense	3,705	2,638
Stock-based compensation expense	7,785	6,694
Adjusted EBITDA	$(1,892)	$(1,798)

•

Adjusted Gross Margin.  Adjusted gross margin represents gross profit plus amortization of acquired intangibles and stock-based compensation. Adjusted gross margin is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of stock-based compensation expense and amortization of acquired intangibles facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross margin is not a measure calculated in accordance with GAAP. We believe that adjusted gross margin provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross margin alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross margin to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross profit	$28,838	$20,859
Amortization of acquired intangibles	333	252
Stock-based compensation expense	435	625
Adjusted gross margin	$29,606	$21,736

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$8,687	$7,508
Capital expenditures	(2,773)	(253)
Capitalized software development costs	(2,018)	(1,999)
Free cash flow	$3,896	$5,256

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

The following table reconciles our GAAP to non-GAAP numbers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$13,981	$9,660
Amortization of acquired intangibles	(333)	(252)
Stock-based compensation expense	(435)	(625)
Non-GAAP cost of revenue	13,213	8,783

Gross profit	28,838	20,859
Amortization of acquired intangibles	333	252
Stock-based compensation expense	435	625
Non-GAAP gross profit	29,606	21,736
Non-GAAP gross margin	69.14%	71.22%

Sales and marketing expense	20,071	15,776
Stock-based compensation expense	(2,368)	(2,435)
Non-GAAP sales and marketing	17,703	13,341

Research and development expense	11,485	8,171
Stock-based compensation expense	(1,410)	(1,310)
Non-GAAP research and development	10,075	6,861

General and administrative expense	10,558	7,844
Amortization of acquired intangibles	(1,297)	(571)
Stock-based compensation expense	(3,572)	(2,324)
Non-GAAP general and administrative	5,689	4,949

Total operating expenses	42,114	31,791
Amortization of acquired intangibles	(1,297)	(571)
Stock-based compensation expense	(7,350)	(6,069)
Non-GAAP total operating expenses	$33,467	$25,151

Operating loss	$(13,276)	$(10,932)
Amortization of acquired intangibles	1,630	823
Stock-based compensation expense	7,785	6,694
Non-GAAP operating loss	$(3,861)	$(3,415)

Net loss	$(14,134)	$(12,342)
Amortization of acquired intangibles	1,630	823
Stock-based compensation expense	7,785	6,694
Non-GAAP net loss	$(4,719)	$(4,825)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $235.3 million and short-term investments of $23.0 million as of March 31, 2019, which includes $139.1 million received in January 2019 as a result of our public offering of common stock. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$60,068	$103,051
Cash provided by operating activities	8,687	7,508
Cash provided by (used in) investing activities	17,984	(8,128)
Cash provided by financing activities	148,638	1,241
Effects of exchange rates on cash	(28)	(39)
Cash, cash equivalents and restricted cash at end of period	$235,349	$103,633

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities, business acquisitions and other working capital needs.

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

Operating activities provided $8.7 million in cash in the three months ended March 31, 2019, primarily from $8.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $14.3 million of non-cash operating expenses and partially offset by our net loss of $14.1 million. Specifically, we recognized non-cash charges aggregating to $3.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $7.8 million for stock-based compensation, $1.6 million for amortization of deferred costs and $1.2 million related to the accretion of interest on our convertible senior notes and $0.2 million for our bad debt provision which was offset by $0.2 million of investment income. The change in operating assets and liabilities reflected a $5.5 million decrease in accounts receivable, a $2.1 million decrease in other assets, a $3.1 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $1.2 million increase in accrued employee related expenses due to timing of payments to employees, a $2.8 million increase in deferred revenue and a $0.3 million increase in other liabilities. These increases were partially offset by a $4.2 million increase in prepaid expenses for upfront payments made for prepaid software and insurance and a $2.3 million decrease in deferred costs.

Operating activities provided $7.5 million in cash in the three months ended March 31, 2018, primarily from $8.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $11.4 million of non-cash operating expenses and partially offset by our net loss of $12.3 million. Specifically, we recognized non-cash charges aggregating to $2.6 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment and $6.6 million for stock-based compensation, $1.2 million for amortization of deferred costs and $1.1 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.2 million for our bad debt provision and $0.2 million of investment income. The change in operating assets and liabilities reflected a $9.6 million decrease in accounts receivable, a $2.1 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $4.4 million increase in accrued employee related expenses due to timing of payments to employees and a $0.4 million increase in other liabilities. These increases were partially offset by a $2.1 million decrease in deferred revenue, $1.7 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $2.2 million decrease in deferred costs and a $2.0 million increase in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisition and property and equipment expenses.

Investing activities provided $18.0 million in cash in the three months ended March 31, 2019, primarily from our purchase of short-term investments of $2.0 million, investment in software development of $2.0 million and our purchase of property and equipment of $2.8 million. This was offset by cash provided of $24.8 million in maturities of our short-term investments.

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

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock upon the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for capital leases, notes payable and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $148.6 million of cash in the three months ended March 31, 2019, which reflects proceeds of $139.1 million from our common stock offering, $1.3 million from the issuance of stock under our employee stock purchase plan and proceeds of $8.7 million from the exercise of stock options. This amount was offset by a $0.3 million payment for employee withholding taxes, $0.1 million in payments on capital leases and $0.1 million payment on a note payable.

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

Except for the accounting policies for leases that were updated, as set forth in footnote 2 and 16, as a result of adopting ASU No. 2016-02, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of March 31, 2019, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.6 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2019, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2019.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the Notes becoming convertible at the option of the holder during the third quarter of 2018. No Note holders have exercised their right for conversion as of March 31, 2019. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $235.3 million as of March 31, 2019, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings or subject to any other claims that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.  During the three months ended March 31, 2019, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1(3)+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on March 1, 2019, and incorporated herein by reference.
*	Filed herewith.
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

Everbridge, Inc.

Date: May 10, 2019	By:	/s/ Jaime Ellertson
Jaime Ellertson
Chief Executive Officer and Chairman of the Board of Directors

Date: May 10, 2019	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer