Form 10-Q
period 2019-06-30
EVERBRIDGE, INC.
filed 2019-08-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EVBG	The Nasdaq Capital Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date

As of August 1, 2019, the registrant had 33,563,285 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$235,130	$59,978
Restricted cash	94	90
Short-term investments	3,496	45,541
Accounts receivable, net	42,400	41,107
Prepaid expenses	8,358	4,890
Deferred costs	6,867	6,503
Other current assets	2,739	4,406
Total current assets	299,084	162,515
Property and equipment, net	6,034	4,650
Capitalized software development costs, net	13,850	12,893
Goodwill	51,466	48,382
Intangible assets, net	25,242	23,197
Deferred costs	10,692	10,265
Restricted cash	3,031	—
Other assets	15,180	278
Total assets	$424,579	$262,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,126	$2,719
Accrued payroll and employee related liabilities	14,244	17,108
Accrued expenses	4,892	5,565
Deferred revenue	95,046	92,738
Note payable	—	427
Other current liabilities	5,443	1,490
Total current liabilities	124,751	120,047
Long-term liabilities:
Deferred revenue, noncurrent	2,993	2,898
Convertible senior notes	96,521	94,097
Deferred tax liabilities	1,105	1,032
Other long term liabilities	13,669	1,948
Total liabilities	239,039	220,022
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,150,319 and 29,700,192 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	364,149	194,866
Accumulated deficit	(173,867)	(147,670)
Accumulated other comprehensive loss	(4,775)	(5,068)
Total stockholders’ equity	185,540	42,158
Total liabilities and stockholders’ equity	$424,579	$262,180

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$48,405	$35,822	$91,224	$66,341
Cost of revenue	14,739	11,532	28,720	21,192
Gross profit	33,666	24,290	62,504	45,149
Operating expenses:
Sales and marketing	22,015	19,179	42,086	34,955
Research and development	12,802	12,027	24,287	20,198
General and administrative	10,464	8,635	21,022	16,479
Total operating expenses	45,281	39,841	87,395	71,632
Operating loss	(11,615)	(15,551)	(24,891)	(26,483)
Other income (expense), net:
Interest and investment income	1,332	400	2,509	856
Interest expense	(1,654)	(1,572)	(3,289)	(3,144)
Other expense, net	12	(6)	(94)	(204)
Total other income (expense), net	(310)	(1,178)	(874)	(2,492)
Loss before income taxes	(11,925)	(16,729)	(25,765)	(28,975)
Provision for income taxes	(138)	(189)	(432)	(285)
Net loss	$(12,063)	$(16,918)	$(26,197)	$(29,260)
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.59)	$(0.80)	$(1.02)
Diluted	$(0.37)	$(0.59)	$(0.80)	$(1.02)
Weighted-average common shares outstanding:
Basic	33,015,861	28,848,809	32,645,522	28,642,887
Diluted	33,015,861	28,848,809	32,645,522	28,642,887

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(12,063)	$(16,918)	$(26,197)	$(29,260)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	271	(2,384)	293	(2,651)
Total comprehensive loss	$(11,792)	$(19,302)	$(25,904)	$(31,911)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	$33	$351,247	$(161,804)	$(5,046)	$184,430
Issuance of common stock, net of cost	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	8,282	—	—	8,282
Vesting of restricted stock units	25,720	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(1,410)	—	(116)	—	—	(116)
Exercise of stock options	243,920	—	4,741	—	—	4,741
Other comprehensive income	—	—	—	—	271	271
Net loss	—	—	—	(12,063)	—	(12,063)
Balance at June 30, 2019	33,150,319	$33	$364,149	$(173,867)	$(4,775)	$185,540

	Common stock		Additional paid-in	Accumulated	Accumulated— other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	6,694	—	—	6,694
Vesting of restricted stock units	222,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(27,771)	—	(1,022)	—	—	(1,022)
Exercise of stock options	153,744	1	1,465	—	—	1,466
Issuance of shares under employee stock purchase plan	44,193	—	881	—	—	881
Other comprehensive loss	—	—	—	—	(267)	(267)
Net loss	—	—	—	(12,342)	—	(12,342)
Balance at March 31, 2018	28,723,250	$29	$173,013	$(112,497)	$(47)	$60,498
Stock-based compensation	—	—	10,022	—	—	10,022
Vesting of restricted stock units	221,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(53,326)	—	(2,750)	—	—	(2,750)
Exercise of stock options	367,819	—	4,369	—	—	4,369
Other comprehensive loss	—	—	—	—	(2,384)	(2,384)
Net loss	—	—	—	(16,918)	—	(16,918)
Balance at June 30, 2018	29,259,367	$29	$184,654	$(129,415)	$(2,431)	$52,837

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,197)	$(29,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,700	6,328
Amortization of deferred costs	3,607	2,513
Loss on disposal of assets	—	84
Deferred income taxes	83	101
Accretion of interest on convertible senior notes	2,424	2,274
Non-cash investment income	(245)	(228)
Provision for doubtful accounts and sales reserve	389	24
Change in fair value of contingent consideration	—	(250)
Stock-based compensation	15,793	16,512
Changes in operating assets and liabilities:
Accounts receivable	(1,387)	5,627
Prepaid expenses	(3,461)	(2,011)
Deferred costs	(4,398)	(4,198)
Other assets	83	(1,005)
Accounts payable	3,669	93
Accrued payroll and employee related liabilities	(2,864)	305
Accrued expenses	(719)	566
Deferred revenue	1,523	1,061
Other liabilities	511	12
Net cash used in operating activities	(3,489)	(1,452)
Cash flows from investing activities:
Capital expenditures	(3,875)	(414)
Proceeds from landlord reimbursement	1,143	—
Payments for acquisition of business, net of acquired cash	(6,764)	(35,857)
Purchase of short-term investments	(1,975)	(30,932)
Maturities of short-term investments	44,265	70,645
Additions to intangibles	—	(168)
Additions to capitalized software development costs	(3,949)	(4,038)
Net cash provided by (used in) investing activities	28,845	(764)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(449)	(3,772)
Payment of contingent consideration	—	(431)
Payment on note payable	(427)	—
Payments on finance lease obligation	(121)
Proceeds from public offering, net of costs	139,110	—
Payments of debt issuance costs	—	(84)
Proceeds from employee stock purchase plan	1,283	881
Proceeds from stock option exercises	13,487	5,835
Net cash provided by financing activities	152,883	2,429
Effect of exchange rates on cash, cash equivalents and restricted cash	(52)	(665)
Net increase (decrease) in cash, cash equivalents and restricted cash	178,187	(452)
Cash, cash equivalents and restricted cash—beginning of period	60,068	103,051
Cash, cash equivalents and restricted cash—end of period	$238,255	$102,599
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$863	$771
Taxes, net of refunds received	—	41
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	217	85
Capitalized development costs included in accounts payable and accrued expenses	14	—
Stock-based compensation capitalized for software development	338	204

See accompanying notes to condensed consolidated financial statements.

Everbridge, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as Everbridge or the Company), is a global software company that provides critical communications and enterprise safety applications that enable customers to automate and accelerate the process of keeping people safe and businesses running during critical events. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement and Secure Messaging, automate numerous critical communications processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England and China.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and six months ended June 30, 2019 and 2018. No single customer comprised more than 10% of the Company’s total accounts receivable as of June 30, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2019, $225.3 million of the Company’s cash equivalents were invested in money market funds.

Restricted Cash

The Company’s restricted cash balance primarily consist of cash held at a financial institution for collateral against performance on one of the Company’s customer contracts.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $3.5 million and $45.5 million at June 30, 2019 and December 31, 2018, respectively, were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities at June 30, 2019 have maturity dates within one year.

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

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of the Company’s hosted applications for critical communications and enterprise safety applications, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contract generally provides the customer equal benefit throughout the contract period. The Company’s subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable. In addition, on occasion we may sell our software for on premise usage. These sales have been to a limited number of customers and is not a significant revenue stream for the Company.

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

ASU No. 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share Based Payments. The improvement expands stock-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company will adopt ASU 2018-07 effective January 1, 2019. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The guidance will be applied using the modified-retrospective approach. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Accounts receivable	$43,451	$41,818
Allowance for doubtful accounts	(1,051)	(711)
Net accounts receivable	$42,400	$41,107

Bad debt expense was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Bad debt expense was an expense of $0.4 million and a credit of $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$(810)	$(637)	$(711)	$(863)
(Additions)/reductions	(241)	(83)	(389)	109
Write-offs	—	4	49	38
Balance, end of period	$(1,051)	$(716)	$(1,051)	$(716)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$(200)	$(78)	$(200)	$(100)
Additions	—	(133)	—	(133)
Write-offs	5	2	5	24
Balance, end of period	$(195)	$(209)	$(195)	$(209)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of June 30, 2019	As of December 31, 2018
Furniture and equipment	5	$1,689	$1,189
Leasehold improvements	5	3,958	2,776
System hardware	5	1,476	1,404
Office computers	3	4,306	3,745
Computer and system software	3	1,408	1,385
		12,837	10,499
Less accumulated depreciation and amortization		(6,803)	(5,849)
Property and equipment, net		$6,034	$4,650

Depreciation and amortization expense for property and equipment was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment was $1.1 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of June 30, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,832	3 years	$(31,982)	$13,850
Total capitalized software development costs	$45,832		$(31,982)	$13,850

			As of December 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,677	3 years	$(32,784)	$12,893
Total capitalized software development costs	$45,677		$(32,784)	$12,893

The Company capitalized software development costs of $4.3 million and $4.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Amortization expense for capitalized software development costs was $1.8 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for capitalized software development was $3.3 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.  Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2019, for each of the following years is as follows (in thousands):

Amounts
2019 (for the remaining six months)	$3,514
2020	4,398
2021	3,915
2022	2,023
$13,850

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2019 and year ended December 31, 2018, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$225,291	—	—	$225,291
Short-term investments:
U.S. government and agency securities	—	3,496	—	3,496
Total financial assets	$225,291	$3,496	$—	$228,787
Liabilities:
Contingent consideration	—	—	$550	$550
Total financial liabilities	$—	$—	$550	$550

	At December 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$47,258	—	—	$47,258
U.S. treasury securities	—	—		—
U.S. government and agency securities	—	2,272	—	2,272
Short-term investments:
U.S. treasury securities	—	38,809	—	38,809
U.S. government and agency securities	—	6,732	—	6,732
Total financial assets	$47,258	$47,813	$—	$95,071

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2019.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2019 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

The following table summarizes the changes in Level 3 financial instruments (in thousands).

Amount
Fair Value at December 31, 2018	$—
Additions from acquisition	550
Foreign currency translation	—
Change in fair value	—
Payments made during the year	—
Balance at June 30, 2019	$550

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 the fair value of the convertible senior notes was determined to be $304.9 million and $189.8 million, respectively and the carrying value of the notes was $96.5 million and $94.1 million, respectively.

(7) Goodwill and Intangible Assets, Net

Goodwill was $51.5 million and $48.4 million as of June 30, 2019 and December 31, 2018, respectively. There were no impairments recorded against goodwill during the six months ended June 30, 2019 and for the year ended December 31, 2018. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Amount
Balance at December 31, 2018	$48,382
Foreign currency translation	166
Increase due to acquisitions	2,918
Balance at June 30, 2019	$51,466

Intangible assets consisted of the following (in thousands):

			As of June 30, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$4,303	3.00	$(2,815)	$1,488
Tradenames	2,768	5.00	(1,290)	1,478
Non-compete	240	2.00	(240)	—
Customer relationships	28,624	6.64	(6,348)	22,276
Total intangible assets	$35,935		$(10,693)	$25,242

			As of December 31, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,090	3.04	$(3,225)	$1,865
Tradenames	3,193	4.51	(1,526)	1,667
Non-compete	240	2.00	(230)	10
Customer relationships	26,990	6.39	(7,335)	19,655
Total intangible assets	$35,513		$(12,316)	$23,197

Amortization expense for intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $3.3 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively.

The expected amortization of the intangible assets, as of June 30, 2019, for each of the next five years and thereafter is as follows (in thousands):

Amounts
2019 (for the remaining six months)	$3,246
2020	5,256
2021	4,866
2022	3,556
2023 and thereafter	8,318
$25,242

(8) Acquisitions

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

2019 Acquisitions

On April 1, 2019, the Company entered into a Stock Purchase Agreement, or the Purchase Agreement, with Mission Mode Solutions, Inc., or Mission Mode, pursuant to which the Company purchased all of the issued and outstanding shares of stock of Mission Mode for base consideration of $6.8 million. There is also a contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting Mission Mode’s customers to the Company’s products. At the date of the acquisition, the Company preliminarily assessed the probabilities of Mission Mode meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $0.6 million. The Company’s acquisition of Mission Mode was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of its business with the Company’s existing customers.

The Company accounted for the acquisition of Mission Mode using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes their estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of Mission Mode made by the Company. The purchase price allocations for Mission Mode included in the table below are preliminary. The following table summarizes the aggregate consideration for Mission Mode during the three months ended June 30, 2019 (in thousands):

Mission Mode
Assets acquired
Accounts receivable	295
Other assets	7
Property and equipment	6
Trade names	220
Acquired technology	310
Customer relationships	4,600
Goodwill	2,918
Total assets acquired	$8,356
Liabilities assumed
Accounts payable and accrued expenses	152
Deferred revenue	880
Other liabilities	10
Net assets acquired	$7,314
Consideration paid
Cash paid, net of cash acquired	6,764
Contingent consideration	550
Total	$7,314

The weighted average useful life of all identified acquired intangible assets is 6.90 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to seven years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $2.9 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Mission Mode’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of Mission Mode support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Mission Mode acquisition is not deductible for income tax purposes.

For the three and six months ended June 30, 2019, the Company incurred transaction costs of $0.1 million and $0.1 million, respectively, in connection with the Mission Mode acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Neither the investment in the assets nor the results of operations of the acquisition of Mission Mode was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

2018 Acquisitions

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

For the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.3 million and $0.6 million, respectively, in connection with the UMS, PlanetRisk and Respond acquisitions, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Neither the investment in the assets nor the results of operations of the acquisition of UMS, PlanetRisk and Respond was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the Notes are convertible at the option of the debt holder as of September 30, 2018. No debt holders have exercised their right for conversion as of June 30, 2019. The Notes are classified as long-term on the consolidated balance sheet as of June 30, 2019 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The Notes consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(18,479)	(20,903)
Net carrying amount	$96,521	$94,097
Equity component (a)	22,094	22,094

a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity as of December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
1.50% coupon	$433	$432	$865	$868
Amortization of debt discount and transaction costs	1,223	1,140	2,424	2,274
	$1,656	$1,572	$3,289	$3,142

As of June 30, 2019 and December 31, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$304,894	$96,521	$189,802	$94,097

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

Based on the closing price of the Company’s common stock of $89.42 on June 28, 2019, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2019, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2019, the Company had authorized 100,000,000 shares of common stock, par value $0.001.  Holders of common stock are entitled to one vote per share. At June 30, 2019 and December 31, 2018, there were 33,150,319 and 29,700,192 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2019 and 2018, 24,266 and 44,193 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense of $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Stock Options

The Company recorded stock-based compensation expense of $1.6 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively.  The Company recorded stock-based compensation expense of $3.5 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

The total intrinsic value of options exercised for the six months ended June 30, 2019 was $37.1 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2019, the total intrinsic value of all outstanding options was $61.7 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee Stock Options:
Fair value per share on grant date	—	$43.86	—	$33.06 - $43.86
Expected term (in years)	—	6.00	—	6.00
Expected volatility	—	45%	—	45% - 50%
Risk-free interest rate	—	2.98%	—	2.72% - 2.98%
Dividend rate	—	0%	—	0%
Employee Stock Purchase Plan:
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	45%	50% - 60%	45%	50% - 60%
Risk-free interest rate	2.52%	1.18% - 1.93%	2.52%	1.18% - 1.93%
Dividend rate	0%	0%	0%	0%

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

Total unrecognized compensation cost related to nonvested stock options was approximately $9.6 million as of June 30, 2019 and is expected to be recognized over a weighted average period of 2.29 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2018 and the six months ended June 30, 2019:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2017	2,440,290	$16.55
Granted	557,896	35.01
Exercised	(778,370)	13.04
Forfeited	(473,743)	22.35
Outstanding at December 31, 2018	1,746,073	22.43
Granted	—	—
Exercised	(745,003)	18.10
Forfeited	(32,366)	24.44
Outstanding at June 30, 2019	968,704	$25.70

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of June 30, 2019	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of June 30, 2019	Remaining contractual life (years)	Weighted average exercise price
968,704	7.88	$25.70	202,126	6.79	$17.80

Outstanding as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price
1,746,073	7.89	$22.43	579,319	6.73	$8.13

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2019	202,126	$17.80	766,578	$27.78
Outstanding at December 31, 2018	579,319	$8.13	1,166,754	$26.58

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 146,216 restricted stock units, or RSUs, to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2019 the Company recorded $4.6 million and $8.4 million, respectively, of stock-based compensation related to the RSUs that had been issued to-date. During the three and six months ended June 30, 2018 the Company recorded $1.1 million and $2.0 million, respectively, of stock-based compensation related to the RSUs.   There were 64,802 and 80,994 RSUs that vested during the three and six months ended June 30, 2019. There were no RSUs that vested during the three and six months ended June 30, 2018.

As of June 30, 2019, there was $22.1 million of unrecognized compensation expense related to unvested employee RSU awards which is expected to be recognized over a weighted-average period of approximately 2.40 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 108,834 performance-based restricted stock units, or PSUs, to members of its management pursuant to the 2016 Plan. The PSUs vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measure period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $85.63 per share. The fair value is based on value of the common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. For the three and six months ended June 30, 2019, the Company recognized $1.8 million and $3.7 million, in each period for stock compensation expense in connection with the PSU awards. For the three and six months ended June 30, 2018, the Company recognized $0.1 million, in each period for stock compensation expense in connection with the PSUs.

As of June 30, 2019, there was $16.4 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 2.01 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

None of the PSUs had vested as of June 30, 2019.

Market-Based Restricted Stock Units

The Company granted no market-based restricted stock units, or market-based RSUs, pursuant to the 2016 Plan for the three and six months ended June 30, 2019. The market-based RSUs vest based on the Company achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was $23.16 - $51.99 per share. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% - 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% - 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and six months ended June 30, 2018, the Company recognized $6.7 million and $10.3 million, respectively, of stock compensation expense in connection with these awards. No stock-based compensation expense was recorded for the three and six months ended June 30, 2019, respectively as all previously issued market-based RSUs were fully vested previously.

As of June 30, 2019, there was no unrecognized compensation expense related to unvested market-based awards. The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

There were 657 and 444,248 market-based RSUs which had vested during the six months ended June 30, 2019 and 2018, respectively.

A summary of activity in connection with the Company’s RSUs, market-based RSUs and PSUs for the six-month period ended June 30, 2019 is as follows:

Number of Shares
Outstanding as of December 31, 2018	904,033
Granted	255,050
Vested	(42,569)
Forfeited	(27,098)
Outstanding as of June 30, 2019	1,089,416

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$412	$940	$847	$1,565
Sales and marketing	2,547	3,532	4,915	5,967
Research and development	2,692	3,205	4,166	4,515
General and administrative	2,631	2,345	6,203	4,669
Total	$8,282	$10,022	$16,131	$16,716

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2019	2018
Stock options	968,704	2,407,796
Convertible senior notes	3,411,199	3,411,199
Non-vested performance-based restricted stock units	392,606	9,000
Non-vested market-based restricted stock units	—	110,829
Non-vested restricted stock units	696,810	458,500
Total	5,469,319	6,397,324

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2019 is as follows:

Number of Shares
Stock options issued and outstanding	968,704
Additional shares available for grant under equity plans	1,813,973
Total	2,782,677

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

For the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $138,000 and $189,000, respectively, resulting in an effective tax rate of 1.16% and 1.13%, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $432,000 and $285,000, respectively, resulting in an effective tax rate of 1.68% and 0.98%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of June 30, 2019, the Company had gross tax-effected unrecognized tax benefits of $0.6 million, of which $0.6 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended June 30, 2019 and 2018, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Primary Geographic Markets	2019	2018	2019	2018
United States	$36,591	$31,267	$70,675	$55,785
International	11,814	4,555	20,549	10,556
Total	$48,405	$35,822	$91,224	$66,341

The following table presents the Company’s revenues disaggregated by revenue source (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Subscription services	$45,183	$33,804	$85,658	$62,329
Professional services	3,222	2,018	5,566	4,012
Total revenues	$48,405	$35,822	$91,224	$66,341

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of June 30, 2019, the Company had $1.1 million in unbilled receivables related to services performed which were not billed.

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, were $17.6 million and $16.8 million as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, amortization expense for the deferred costs was $2.0 million and $3.6 million, respectively. For the three and six months ended June 30, 2018, amortization expense for the deferred costs was $1.3 million and $2.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the six months ended June 30, 2019 and year ended December 31, 2018, respectively.

Deferred Revenue

$35.0 million and $62.9 million of subscription services revenue was recognized during the three and six months ended June 30, 2019 and was included in the deferred revenue balances at the beginning of the respective period. Professional services revenue recognized in the same period from deferred revenue balances at the beginning of the respective periods was not material.

As of June 30, 2019, approximately $200.8 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts.

The Company expects to recognize revenue on approximately $119.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of June 30, 2019 was not material.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2024. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend our leases are excluded from the lease term as the Company is not reasonably certain we will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.1 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. Operating lease expense, including expenses related to short-term leases, were $2.3 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

The Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long term liabilities.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2019, is as follows:

(in thousands, except lease term and discount rate)	June 30, 2019
Balance sheet information
ROU assets	$14,660
Lease liabilities, current	$3,503
Lease liabilities, non-current	13,637
Total lease liabilities	$17,140
Supplemental data
Weighted average remaining lease term	4.75 years
Weighted average discount rate	7.00%
Cash paid for amounts included in lease liabilities	$1,286
ROU assets obtained in exchange for lease obligations	$22,379

Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	June 30, 2019
Year ending December 31,
2019 (for the remaining six months)	$2,320
2020	5,233
2021	4,953
2022	3,890
2023	3,776
Thereafter	1,354
Total undiscounted lease payments	21,526
Less: imputed interest	(4,386)
Total lease liabilities	$17,140

The following table presents components of lease expense for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$991	$1,733
Short-term lease expense(a)	151	552
	1,142	2,285
Less: Sublease income	(9)	(12)
Total lease expense	$1,133	$2,273

(a)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of June 30, 2019, we do not have any leases that have not yet commenced that create significant rights and obligations.

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease payments under non-cancelable operating leases, including short-term leases as of June 30, 2019 were as follows (in thousands):

Amounts
2019 (for the remaining six months)	$2,320
2020	5,233
2021	4,953
2022	3,890
2023	3,776
2024 and thereafter	1,354
Total minimum lease payments	$21,526

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

(18) Subsequent Events

On August 1, 2019, the Company entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which the Company purchased all of the issued and outstanding membership interests of NC4 Inc. and NC4 Public Sector LLC for total consideration of $83.0 million. The Company paid approximately $51.7 million in cash at closing and paid the remaining purchase price with 320,998 newly issued shares of the Company’s common stock. On the closing date of this acquisition the closing price of the Company’s common stock on the Nasdaq Global Market was $100.37 price per share. The Company’s acquisition of NC4 Inc. and NC4 Public Sector LLC was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of its business with the Company’s existing customers.

On July 15, 2019, David Meredith was appointed the Chief Executive Officer and member of the Board of Directors of the Company. As part of his employment agreement, Mr. Meredith was awarded 100,000 RSUs and 100,000 PSUs. The RSUs and PSUs vest over periods ranging from one to three years. The estimated total stock-based compensation associated with these grants of $19.8 million is expected to be recognized over a weighted average period of 2.9 years.

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events including IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, over 4,600 global customers rely on the company’s Critical Event Management Platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 4,600 customers as of June 30, 2019. As of June 30, 2019, our customers were based in 50 countries and included  9 of the 10 largest U.S. cities, 8 of the 10 largest U.S.-based investment banks, 46 of the 50 busiest North American airports, 6 of the 10 largest global consulting firms, 6 of the 10 largest global automakers, all 4 of the largest global accounting firms, 9 of the 10 largest U.S.-based health care providers and 5 of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.3 years as of June 30, 2019, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 64% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $48.4 million and $35.8 million for the three months ended June 30, 2019 and 2018, respectively, representing a period-over-period increase of 35%. We generated revenue of $91.2 million and $66.3 million for the six months ended June 30, 2019 and 2018, respectively, representing a period-over-period increase of 38%. We had net losses of $12.1 million and $16.9 million for the three months ended June 30, 2019 and 2018, respectively. We had net losses of $26.2 million and $29.3 million for the six months ended June 30, 2019 and 2018, respectively. Our adjusted EBITDA, which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP, was $0.4 million and $(1.8) million for the three months ended June 30, 2019 and 2018, respectively. Adjusted EBITDA was $(1.5) million and $(3.6) million for the six months ended June 30, 2019 and 2018, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of June 30, 2019 and 2018, 29% and 28% of our customers, respectively, were located outside of the United States and these customers generated 24% and 13% of our total revenue for the three months ended June 30, 2019 and 2018, respectively. These customers generated 23% and 16% of our total revenue for the six months ended June 30, 2019 and 2018, respectively.

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

Recent Developments

In April 2019, we acquired Mission Mode Solutions, Inc., or Mission Mode, pursuant to which we purchased all of the issued and outstanding shares of stock of Mission Mode for base consideration of $6.8 million. There is also a potential contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting the Mission Mode’s customers to our product.  Our acquisition of Mission Mode was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of its business with the Company’s existing customers.

In August 2019, we entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which we purchased all of the issued and outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC for total consideration of $83.0 million. We paid approximately $51.7 million in cash at closing and paid the remaining purchase price with 320,998 newly issued shares of our common stock. On the closing date of this acquisition, the closing price of our common stock on the Nasdaq Global Market was $101.32 per share. Our acquisition of NC4 Inc. and NC4 Public Sector LLC was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of its business with the Company’s existing customers.

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

We also sell professional services which primarily consist of fees for deployment and optimization services, as well as training. In addition, on occasion we may sell our software for on premise usage. These sales have been to a limited number of customers and is not a significant revenue stream for the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$48,405	$35,822	$91,224	$66,341
Cost of revenue(1) (2)	14,739	11,532	28,720	21,192
Gross profit	33,666	24,290	62,504	45,149
Operating expenses:
Sales and marketing(1)(2)	$22,015	$19,179	$42,086	$34,955
Research and development(1) (2)	12,802	12,027	24,287	20,198
General and administrative(1) (2)	10,464	8,635	21,022	16,479
Total operating expenses	45,281	39,841	87,395	71,632
Operating loss	(11,615)	(15,551)	(24,891)	(26,483)
Other income (expenses), net	(310)	(1,178)	(874)	(2,492)
Loss before income taxes	(11,925)	(16,729)	(25,765)	(28,975)
Provision for income taxes	(138)	(189)	(432)	(285)
Net loss attributable to common stockholders	$(12,063)	$(16,918)	$(26,197)	$(29,260)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$412	$940	$847	$1,565
Sales and marketing	2,547	3,532	4,915	5,967
Research and development	2,418	3,205	3,828	4,515
General and administrative	2,631	2,345	6,203	4,669
Total	$8,008	$10,022	$15,793	$16,716

(2)	Includes depreciation and amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$2,248	$1,992	$4,261	$3,822
Sales and marketing	194	78	341	159
Research and development	133	69	241	136
General and administrative	1,420	1,551	2,857	2,211
Total	$3,995	$3,690	$7,700	$6,328

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations, as a percentage of revenue(1)
Revenue	100%	100%	100%	100%
Cost of revenue	30%	32%	31%	32%
Gross profit	70%	68%	69%	68%
Operating expenses:
Sales and marketing	45%	54%	46%	53%
Research and development	26%	34%	27%	30%
General and administrative	22%	24%	23%	25%
Total operating expenses	94%	111%	96%	108%
Operating loss	(24)%	(43)%	(27)%	(40)%
Other income (expenses), net	(1)%	(3)%	(1)%	(4)%
Loss before income taxes	(25)%	(47)%	(28)%	(44)%
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(25)%	(47)%	(28)%	(44)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$48,405	$35,822	$12,583	35.1%

Revenue increased by $12.6 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was due to a $12.6 million increase in sales of our historical solutions driven by expansion of our customer base from 4,158 customers as of June 30, 2018 to 4,667 customers as of June 30, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$14,739	$11,532	$3,207	27.8%
Gross margin %	70%	68%

Cost of revenue increased by $3.2 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was due to a $0.3 million increase in employee-related costs associated with our increased headcount from 163 employees as of June 30, 2018 to 180 employees as of June 30, 2019. In addition, $2.6 million of the increase was attributed to an increase in hosting, software and messaging costs, $0.2 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and $0.1 million attributed to an increase in office related expenses to support revenue generating activities.

Gross margin percentage increased due to revenue growth outpacing the increase in cost along with a reduction of stock compensation expense.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$22,015	$19,179	$2,836	14.8%
% of revenue	45%	54%

Sales and marketing expense increased by $2.8 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $2.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 284 employees as of June 30, 2018 to 328 employees as of June 30, 2019. The remaining increase was principally the result of a $0.3 million increase in advertising related cost and trade show expense and a $0.4 million increase in office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$12,802	$12,027	$775	6.4%
% of revenue	26%	34%

Research and development expense increased by $0.8 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $0.4 million increase in employee-related costs associated with our increased headcount from 237 employees as of June 30, 2018 to 243 employees as of June 30, 2019. The remaining increase was principally the result of a $0.1 million increase in office related expenses and support fees. A total of $2.2 million of internally developed software costs during the three months ended June 30, 2018 and $1.9 million of internally developed software costs during the three months ended June 30, 2019 were capitalized, resulting in an increase of the expense by $0.3 million in the second quarter of 2019.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$10,464	$8,635	$1,829	21.2%
% of revenue	22%	24%

General and administrative expense increased by $1.8 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $0.8 million increase in stock compensation and employee-related costs associated with our increased headcount from 88 employees as of June 30, 2018 to 106 employees as of June 30, 2019. The remaining increase was due to a $1.0 million increase in software cost to support the administrative team and a $0.6 million increase in depreciation and amortization. These increases were offset by a decrease of $0.6 million in public company cost as audit and tax services were reduced.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(310)	$(1,178)	$868	(73.7)%
% of revenue	(1)%	(3)%

Other expense decreased by $0.9 million for the three months ended June 30, 2019 compared to the same period in 2018 as we raised $139.1 million, net of cost in January 2019 from our follow on offering, resulting in a $0.9 million increase in interest income.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$91,224	$66,341	$24,883	37.5%

Revenue increased by $24.9 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was due to an $24.9 million increase in sales of our historical solutions driven by expansion of our customer base from 4,158 customers as of June 30, 2018 to 4,667 customers as of June 30, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$28,720	$21,192	$7,528	35.5%
Gross margin %	69%	68%

Cost of revenue increased by $7.5 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $1.5 million increase in employee-related costs associated with our increased headcount from 163 employees as of June 30, 2018 to 180 employees as of June 30, 2019. In addition, $5.7 million of the increase was attributed to an increase in hosting, software and messaging costs, a $0.3 million increase in office related expenses to support revenue generating activities.

Gross margin percentage increased due to revenue growth outpacing the increase in cost along with a reduction of stock compensation expense.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$42,086	$34,955	$7,131	20.4%
% of revenue	46%	53%

Sales and marketing expense increased by $7.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to an $5.6 million increase in employee-related costs associated with our increased headcount from 284 employees as of June 30, 2018 to 328 employees as of June 30, 2019. The remaining increase was principally the result of a $0.6 million increase in advertising costs, a $0.6 million increase in office related expenses to support revenue generating activities and a $0.3 million increase in software cost to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$24,287	$20,198	$4,089	20.2%
% of revenue	27%	30%

Research and development expense increased by $4.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $2.7 million increase in employee-related costs associated with our increased headcount from 237 employees as of June 30, 2018 to 243 employees as of June 30, 2019. The remaining increase was principally the result of a $0.6 million increase in hosting and software cost to support research and development activities and a $0.7 million increase in office related expenses to support research and development activities. A total of $4.1 million of internally developed software costs during the six months ended June 30, 2018 and $4.0 million of internally developed software costs during the six months ended June 30, 2019 were capitalized, resulting in a increase of the expense by $0.1 million in the 2019 period.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$21,022	$16,479	$4,543	27.6%
% of revenue	23%	25%

General and administrative expense increased by $4.5 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $2.5 million increase in employee-related costs associated with our increased headcount from 88 employees as of June 30, 2018 to 106 employees as of June 30, 2019. The remaining increase was due to a $1.0 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.9 million increase in cost to operate as a public company.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(874)	$(2,492)	$1,618	(64.9)%
% of revenue	(1)%	(4)%

Other expense decreased by $1.6 million for the six months ended June 30, 2019 compared to the same period in 2018 as we raised $139.1 million as a result of proceeds invested from our public offerings increasing interest and investment income by $1.6 million.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Adjusted EBITDA	$400	$(1,845)	$(1,492)	$(3,643)
Adjusted gross margin	$34,435	$25,611	$64,041	$47,347
Free cash flow	$(15,209)	$(11,160)	$(11,313)	$(5,904)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(12,063)	$(16,918)	$(26,197)	$(29,260)
Interest and investment (income) expense, net	322	1,172	780	2,288
Provision for income taxes	138	189	432	285
Depreciation and amortization expense	3,995	3,690	7,700	6,328
Stock-based compensation expense	8,008	10,022	15,793	16,716
Adjusted EBITDA	$400	$(1,845)	$(1,492)	$(3,643)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$33,666	$24,290	$62,504	$45,149
Amortization of acquired intangibles	357	381	690	633
Stock-based compensation expense	412	940	847	1,565
Adjusted gross margin	$34,435	$25,611	$64,041	$47,347

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net cash used in operating activities	$(12,176)	$(8,960)	$(3,489)	$(1,452)
Capital expenditures	(1,102)	(161)	(3,875)	(414)
Capitalized software development costs	(1,931)	(2,039)	(3,949)	(4,038)
Free cash flow	$(15,209)	$(11,160)	$(11,313)	$(5,904)

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

The following table reconciles our GAAP to non-GAAP numbers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$14,739	$11,532	$28,720	$21,192
Amortization of acquired intangibles	(357)	(381)	(690)	(633)
Stock-based compensation expense	(412)	(940)	(847)	(1,565)
Non-GAAP cost of revenue	13,970	10,211	27,183	18,994

Gross profit	33,666	24,290	62,504	45,149
Amortization of acquired intangibles	357	381	690	633
Stock-based compensation expense	412	940	847	1,565
Non-GAAP gross profit	34,435	25,611	64,041	47,347
Non-GAAP gross margin	71.1%	71.5%	70.2%	71.4%

Sales and marketing expense	22,015	19,179	42,086	34,955
Stock-based compensation expense	(2,547)	(3,532)	(4,915)	(5,967)
Non-GAAP sales and marketing	19,468	15,647	37,171	28,988

Research and development expense	12,802	12,027	24,287	20,198
Stock-based compensation expense	(2,418)	(3,205)	(3,828)	(4,515)
Non-GAAP research and development	10,384	8,822	20,459	15,683

General and administrative expense	10,464	8,635	21,022	16,479
Amortization of acquired intangibles	(1,255)	(1,426)	(2,552)	(1,997)
Stock-based compensation expense	(2,631)	(2,345)	(6,203)	(4,669)
Non-GAAP general and administrative	6,578	4,864	12,267	9,813

Total operating expenses	45,281	39,841	87,395	71,632
Amortization of acquired intangibles	(1,255)	(1,426)	(2,552)	(1,997)
Stock-based compensation expense	(7,596)	(9,082)	(14,946)	(15,151)
Non-GAAP total operating expenses	$36,430	$29,333	$69,897	$54,484

Operating loss	$(11,615)	$(15,551)	$(24,891)	$(26,483)
Amortization of acquired intangibles	1,612	1,807	3,242	2,630
Stock-based compensation expense	8,008	10,022	15,793	16,716
Non-GAAP operating loss	$(1,995)	$(3,722)	$(5,856)	$(7,137)

Net loss	$(12,063)	$(16,918)	$(26,197)	$(29,260)
Amortization of acquired intangibles	1,612	1,807	3,242	2,630
Stock-based compensation expense	8,008	10,022	15,793	16,716
Non-GAAP net loss	$(2,443)	$(5,089)	$(7,162)	$(9,914)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operating activities, along with equity issuances and debt financing arrangements.  Our principal source of liquidity is cash and cash equivalents totaling $235.1 million and short-term investments of $3.5 million as of June 30, 2019, which includes $139.1 million received in January 2019 as a result of our public offering of common stock. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$235,349	$103,633	$60,068	$103,051
Cash used in operating activities	(12,176)	(8,960)	(3,489)	(1,452)
Cash provided by (used in) investing activities	10,861	7,364	28,845	(764)
Cash provided by financing activities	4,245	1,188	152,883	2,429
Effects of exchange rates on cash	(24)	(626)	(52)	(665)
Cash and cash equivalents at end of period	$238,255	$102,599	$238,255	$102,599

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

Operating activities used $3.5 million in cash in the six months ended June 30, 2019, primarily from $7.0 million in cash used by operations as a result of changes in operating assets and liabilities, which was increased by $29.8 million of non-cash operating expenses and partially offset by our net loss of $26.2 million. Specifically, we recognized non-cash charges aggregating to $7.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $15.8 million for stock-based compensation, $3.6 million for amortization of deferred commissions and $2.4 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.2 million of investment income. The change in operating assets and liabilities reflected a $2.9 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $1.5 million increase in deferred revenue and a $1.0 million increase in other liabilities. These increases were partially offset by a $1.4 million increase in accounts receivable, a $3.5 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $4.4 million increase in deferred cost and a $2.9 million decrease in accrued employee related expenses due to timing of payments to employees.

Operating activities used $1.5 million in cash in the six months ended June 30, 2018, primarily from $0.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was decreased by $27.4 million of non-cash operating expenses and partially offset by our net loss of $29.3 million. Specifically, we recognized non-cash charges aggregating to $6.3 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $16.5 million for stock-based compensation, $2.5 million for amortization of deferred commissions and $2.3 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.3 million for our change in fair value of contingent consideration and $0.2 million of investment income. The change in operating assets and liabilities reflected a $5.6 million decrease in accounts receivable, a $0.6 million increase in accrued expenses as a result of timing of payments made to vendors, a $0.3 million increase in accrued employee related expenses due to timing of payments to employees and a $1.1 million increase in deferred revenue. These increases were partially offset by a $4.2 million increase in deferred cost, $2.0 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.0 million increase in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisition, property and equipment expenses and purchase and sales of short-term investments.

Investing activities provided $28.8 million in cash in the six months ended June 30, 2019, cash provided due to maturities of short-term investments of $44.3 million and $1.1 million attributed to a landlord reimbursement. This was offset by our investment in software development of $4.0 million, our purchase of property and equipment of $3.9 million, $6.8 million in cash used for acquisitions and a $2.0 million in purchases of short-term investments.

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

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, payment of contingent consideration and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $152.9 million of cash in the six months ended June 30, 2019, which reflects proceeds of $139.1 million from our common stock offering, $1.3 million from the issuance of stock under our employee stock purchase plan and proceeds of $13.5 million from the exercise of stock options. This amount was offset by a $0.5 million payment for employee withholding taxes, $0.1 million in payments on finance leases and $0.4 million payment on note payables.

Financing activities provided $2.4 million of cash in the six months ended June 30, 2018, which reflects proceeds of $0.9 million from the issuance of stock under our employee stock purchase plan and proceeds of $5.8 million from the exercise of stock options. This amount was offset by a $3.8 million payment for employee withholding taxes and $0.4 million of contingent consideration related to our acquisition of IDV Solutions, LLC in January 2017.

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

Contractual Obligations and Commitments

As of June 30, 2019, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.6 million. In addition, if a 100 basis point change in overall interest rates were to occur in 2019, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2019.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022, or the Notes. At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the Notes becoming convertible at the option of the holder during the third quarter of 2018. No Note holders have exercised their right for conversion as of June 30, 2019. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $235.1 million as of June 30, 2019, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.  During the six months ended June 30, 2019, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1(1)	Amended and Restated Certificate of Incorporation of Everbridge, Inc.

3.2(2)	Amended and Restated Bylaws of Everbridge, Inc.

10.1*+	2019 Management Incentive Plan of Everbridge, Inc.

10.2(3)+	Employment Agreement, dated as of May 25, 2019, by and between Everbridge, Inc. and David Meredith.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on September 21, 2016, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37874), filed with the Securities and Exchange on June 18, 2019, and incorporated herein by reference.

*	Filed herewith.
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

Everbridge, Inc.

Date: August 9, 2019	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: August 9, 2019	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer