Form 10-Q
period 2019-09-30
EVERBRIDGE, INC.
filed 2019-11-08
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVBG	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 4, 2019, the registrant had 33,790,452 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$194,742	$59,978
Restricted cash	1,026	90
Short-term investments	—	45,541
Accounts receivable, net	51,824	41,107
Prepaid expenses	10,347	4,890
Deferred costs and other current assets	10,548	10,909
Total current assets	268,487	162,515
Property and equipment, net	6,029	4,650
Capitalized software development costs, net	14,092	12,893
Goodwill	90,706	48,382
Intangible assets, net	70,624	23,197
Restricted cash	3,347	—
Deferred costs and other assets	26,423	10,543
Total assets	$479,708	$262,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,832	$2,719
Accrued payroll and employee related liabilities	19,674	17,108
Accrued expenses	5,481	5,565
Deferred revenue	112,058	92,738
Note payable	—	427
Other current liabilities	6,482	1,490
Total current liabilities	152,527	120,047
Long-term liabilities:
Deferred revenue, noncurrent	4,371	2,898
Convertible senior notes	97,764	94,097
Deferred tax liabilities	1,197	1,032
Other long term liabilities	12,751	1,948
Total liabilities	268,610	220,022
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,778,616 and 29,700,192 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	34	30
Additional paid-in capital	404,676	194,866
Accumulated deficit	(186,788)	(147,670)
Accumulated other comprehensive loss	(6,824)	(5,068)
Total stockholders’ equity	211,098	42,158
Total liabilities and stockholders’ equity	$479,708	$262,180

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$52,547	$38,925	$143,771	$105,266
Cost of revenue	16,454	12,296	45,174	33,488
Gross profit	36,093	26,629	98,597	71,778
Operating expenses:
Sales and marketing	21,903	16,348	63,989	51,303
Research and development	12,877	10,350	37,164	30,548
General and administrative	13,435	7,130	34,457	23,609
Total operating expenses	48,215	33,828	135,610	105,460
Operating loss	(12,122)	(7,199)	(37,013)	(33,682)
Other income (expense), net:
Interest and investment income	1,032	460	3,541	1,316
Interest expense	(1,697)	(1,592)	(4,986)	(4,736)
Other expense, net	(35)	(33)	(129)	(237)
Total other income (expense), net	(700)	(1,165)	(1,574)	(3,657)
Loss before income taxes	(12,822)	(8,364)	(38,587)	(37,339)
Provision for income taxes	(99)	(86)	(531)	(371)
Net loss	$(12,921)	$(8,450)	$(39,118)	$(37,710)
Net loss per share attributable to common stockholders:
Basic	$(0.39)	$(0.29)	$(1.19)	$(1.30)
Diluted	$(0.39)	$(0.29)	$(1.19)	$(1.30)
Weighted-average common shares outstanding:
Basic	33,524,771	29,460,156	32,941,826	28,918,304
Diluted	33,524,771	29,460,156	32,941,826	28,918,304

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,921)	$(8,450)	$(39,118)	$(37,710)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(2,049)	81	(1,756)	(2,570)
Total comprehensive loss	$(14,970)	$(8,369)	$(40,874)	$(40,280)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	33	351,247	(161,804)	(5,046)	184,430
Issuance of common stock, net of cost	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	8,282	—	—	8,282
Vesting of restricted stock units	25,720	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(1,410)	—	(116)	—	—	(116)
Exercise of stock options	243,920	—	4,741	—	—	4,741
Other comprehensive income	—	—	—	—	271	271
Net loss	—	—	—	(12,063)	—	(12,063)
Balance at June 30, 2019	33,150,319	33	364,149	(173,867)	(4,775)	185,540
Issuance of common stock in connection with acquisition of NC4	320,998	—	32,838	—	—	32,838
Stock-based compensation	—	—	8,383	—	—	8,383
Vesting of restricted stock units	229,284	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(46,664)	—	(4,082)	—	—	(4,082)
Exercise of stock options	106,464	1	2,334	—	—	2,335
Issuance of shares under employee stock purchase plan	18,215	—	1,054	—	—	1,054
Other comprehensive loss	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	(12,921)	—	(12,921)
Balance at September 30, 2019	33,778,616	$34	$404,676	$(186,788)	$(6,824)	$211,098

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2017	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	6,694	—	—	6,694
Vesting of restricted stock units	222,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(27,771)	—	(1,022)	—	—	(1,022)
Exercise of stock options	153,744	1	1,465	—	—	1,466
Issuance of shares under employee stock purchase plan	44,193	—	881	—	—	881
Other comprehensive loss	—	—	—	—	(267)	(267)
Net loss	—	—	—	(12,342)	—	(12,342)
Balance at March 31, 2018	28,723,250	29	173,013	(112,497)	(47)	60,498
Stock-based compensation	—	—	10,022	—	—	10,022
Vesting of restricted stock units	221,624	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(53,326)	—	(2,750)	—	—	(2,750)
Exercise of stock options	367,819	—	4,369	—	—	4,369
Other comprehensive loss	—	—	—	—	(2,384)	(2,384)
Net loss	—	—	—	(16,918)	—	(16,918)
Balance at June 30, 2018	29,259,367	29	184,654	(129,415)	(2,431)	52,837
Stock-based compensation	—	—	3,541	—	—	3,541
Vesting of restricted stock units	226,883	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(73,372)	—	(4,149)	—	—	(4,149)
Exercise of stock options	182,263	—	2,986	—	—	2,986
Issuance of shares under employee stock purchase plan	30,324	—	877	—	—	877
Other comprehensive income	—	—	—	—	81	81
Net loss	—	—	—	(8,450)	—	(8,450)
Balance at September 30, 2018	29,625,465	$29	$187,909	$(137,865)	$(2,350)	$47,723

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,118)	$(37,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,192	10,172
Amortization of deferred costs	5,486	3,928
Accretion of interest on convertible senior notes	3,667	3,435
Provision for doubtful accounts and sales reserve	642	158
Stock-based compensation	24,094	20,007
Other non-cash adjustments	(47)	(345)
Changes in operating assets and liabilities:
Accounts receivable	(8,405)	1,524
Prepaid expenses	(5,144)	(2,439)
Deferred costs	(8,438)	(6,991)
Other assets	924	(1,584)
Accounts payable	7,318	(113)
Accrued payroll and employee related liabilities	1,974	2,109
Accrued expenses	(296)	(621)
Deferred revenue	12,373	7,237
Other liabilities	632	457
Net cash provided by (used in) operating activities	8,854	(776)
Cash flows from investing activities:
Capital expenditures	(4,417)	(855)
Proceeds from landlord reimbursement	1,143	—
Payments for acquisition of business, net of acquired cash	(58,419)	(35,857)
Purchase of short-term investments	(1,975)	(57,709)
Maturities of short-term investments	47,765	74,069
Additions to intangibles	—	(184)
Additions to capitalized software development costs	(5,867)	(6,722)
Net cash used in investing activities	(21,770)	(27,258)
Cash flows from financing activities:
Restricted stock units withheld to settle employee tax withholding liability	(4,531)	(7,921)
Proceeds from public offering, net of costs	139,110	—
Proceeds from employee stock purchase plan	2,337	1,758
Proceeds from stock option exercises	15,822	8,821
Other	(548)	(635)
Net cash provided by financing activities	152,190	2,023
Effect of exchange rates on cash, cash equivalents and restricted cash	(227)	(746)
Net increase (decrease) in cash, cash equivalents and restricted cash	139,047	(26,757)
Cash, cash equivalents and restricted cash—beginning of period	60,068	103,051
Cash, cash equivalents and restricted cash—end of period	$199,115	$76,294
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$863	$771
Taxes, net of refunds received	—	43
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	122	278
Capitalized development costs included in accounts payable and accrued expenses	7	—
Common stock issued in connection with acquisition	32,838	—
Contingent consideration in connection with acquisition	550	—
Note payable issued for asset acquisition	—	52
Stock-based compensation capitalized for software development	420	250

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement and Secure Messaging, automate numerous critical event management processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England, Germany and China.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In order to conform to the current year’s presentation, current Deferred costs of $6.5 million and noncurrent Deferred costs of $10.3 million as of December 31, 2018 are reported in Deferred costs and other current assets and Deferred costs and other assets, respectively, with no effect on Total current assets or Total assets, respectively.

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

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases, as discussed in this Note 2 and Note 16.

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

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, balances may exceed amounts insured by the FDIC. The Company has not experienced any losses in such amounts.

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2019 and 2018. No single customer comprised more than 10% of the Company’s total accounts receivable as of September 30, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2019, $174.8 million of the Company’s cash equivalents were invested in money market funds.

Restricted Cash

The Company’s restricted cash balance primarily consist of cash held at a financial institution for collateral against performance on the Company’s customer contracts and certain other cash deposits for specific purposes.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. There were no short-term investments at September 30, 2019. Short-term investments of $45.5 million at December 31, 2018 were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities. All held-to-maturity securities have maturity dates within one year.

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

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of the Company’s hosted applications for critical event management, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contract generally provides the customer equal benefit throughout the contract period. The Company’s subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.

Software License Revenues

On occasion we may sell software and related post contract support for on premise usage which is outside of our core business. These sales have been to a limited number of customers and is not a significant revenue stream for the Company.

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

Deferred Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company has determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions attributed to renewals are not material and are not commensurate with initial and growth sales. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted the standard on January 1, 2019 using the modified retrospective approach. The Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

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

ASU No. 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share Based Payments. The improvement expands stock-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through May 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The guidance will be applied using the modified-retrospective approach. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (“CCA”). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that do not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Accounts receivable	$52,980	$41,818
Allowance for doubtful accounts	(1,156)	(711)
Net accounts receivable	$51,824	$41,107

Bad debt expense was $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Bad debt expense was $0.6 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$(1,051)	$(716)	$(711)	$(863)
Additions	(253)	(134)	(642)	(25)
Write-offs	148	30	197	68
Balance, end of period	$(1,156)	$(820)	$(1,156)	$(820)

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$(195)	$(209)	$(200)	$(100)
Additions	—	—	—	(133)
Write-offs	4	69	9	93
Balance, end of period	$(191)	$(140)	$(191)	$(140)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life in years	As of September 30, 2019	As of December 31, 2018
Furniture and equipment	5	$1,734	$1,189
Leasehold improvements (1)	5	4,025	2,776
System hardware	5	1,471	1,404
Office computers	3	4,667	3,745
Computer and system software	3	1,471	1,385
		13,368	10,499
Less accumulated depreciation and amortization		(7,339)	(5,849)
Property and equipment, net		$6,029	$4,650

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 5 years.

Depreciation and amortization expense for property and equipment was $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment was $1.7 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of September 30, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$47,820	3 years	$(33,728)	$14,092
Total capitalized software development costs	$47,820		$(33,728)	$14,092

			As of December 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,677	3 years	$(32,784)	$12,893
Total capitalized software development costs	$45,677		$(32,784)	$12,893

The Company capitalized software development costs of $6.3 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Amortization expense for capitalized software development costs was $1.8 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for capitalized software development was $5.1 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2019, for each of the following years is as follows (in thousands):

2019 (for the remaining three months)	$2,144
2020	6,459
2021	3,963
2022	1,526
$14,092

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2019 and year ended December 31, 2018, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$174,819	$—	$—	$174,819
Total financial assets	$174,819	$—	$—	$174,819
Liabilities:
Contingent consideration	$—	$—	$550	$550
Total financial liabilities	$—	$—	$550	$550

	As of December 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$47,258	$—	$—	$47,258
U.S. government and agency securities	—	2,272	—	2,272
Short-term investments:
U.S. treasury securities	—	38,809	—	38,809
U.S. government and agency securities	—	6,732	—	6,732
Total financial assets	$47,258	$47,813	$—	$95,071

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended September 30, 2019.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2018, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. There were no Level 2 securities at September 30, 2019.

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair Value at December 31, 2018	$—
Additions from acquisition	550
Balance at September 30, 2019	$550

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of September 30, 2019 and December 31, 2018, the fair value of the convertible senior notes was determined to be $217.9 million and $189.8 million, respectively, and the carrying value of the notes was $97.8 million and $94.1 million, respectively.

(7) Goodwill and Intangible Assets, Net

Goodwill was $90.7 million and $48.4 million as of September 30, 2019 and December 31, 2018, respectively. There were no impairments recorded against goodwill during the nine months ended September 30, 2019 and for the year ended December 31, 2018. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2018	$48,382
Foreign currency translation	(1,018)
Increase due to acquisitions	43,342
Balance at September 30, 2019	$90,706

Intangible assets consisted of the following (in thousands):

			As of September 30, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,436	3.00	$(3,412)	$6,024
Tradenames	11,452	3.48	(1,940)	9,512
Non-compete	240	2.00	(240)	—
Customer relationships	63,119	6.84	(8,031)	55,088
Total intangible assets	$84,247		$(13,623)	$70,624

			As of December 31, 2018
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,090	3.04	$(3,225)	$1,865
Tradenames	3,193	4.51	(1,526)	1,667
Non-compete	240	2.00	(230)	10
Customer relationships	26,990	6.39	(7,335)	19,655
Total intangible assets	$35,513		$(12,316)	$23,197

Amortization expense for intangible assets was $3.1 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $6.4 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The expected amortization of the intangible assets, as of September 30, 2019, for each of the next five years and thereafter is as follows (in thousands):

2019 (for the remaining three months)	$4,015
2020	14,786
2021	14,410
2022	11,200
2023	8,367
Thereafter	17,846
$70,624

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

2019 Acquisitions

Mission Mode Solutions, Inc.

On April 1, 2019, the Company entered into a Stock Purchase Agreement with Mission Mode Solutions, Inc. (“Mission Mode”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Mission Mode for base consideration of $6.8 million. There is also a contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting Mission Mode’s customers to the Company’s products. At the date of the acquisition, the Company preliminarily assessed the probabilities of Mission Mode meeting the future sales and billing thresholds and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $0.6 million. The Company’s acquisition of Mission Mode was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of Mission Mode’s business with the Company’s existing products.

The Company accounted for the acquisition of Mission Mode using the acquisition method of accounting for business combinations under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

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

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed as well as the aggregate consideration during the three months ended June 30, 2019 for the acquisition of Mission Mode made by the Company (in thousands):

Mission Mode
Assets acquired
Accounts receivable	$295
Other assets	7
Property and equipment	6
Trade names	220
Acquired technology	310
Customer relationships	4,600
Goodwill	2,918
Total assets acquired	8,356
Liabilities assumed
Accounts payable and accrued expenses	152
Deferred revenue	880
Other liabilities	10
Net assets acquired	$7,314
Consideration paid
Cash paid, net of cash acquired	$6,764
Contingent consideration	550
Total	$7,314

The weighted average useful life of all identified acquired intangible assets is 6.90 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 year, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to seven years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

For the nine months ended September 30, 2019, the Company incurred transaction costs of $0.1 million in connection with the Mission Mode acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Neither the investment in the assets nor the results of operations of the acquisition of Mission Mode was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

NC4 Inc. and NC4 Public Sector

On July 29, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which the Company purchased all of the outstanding membership interests of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5  million. The Company paid approximately $51.7  million in cash at closing from the Company’s cash and cash equivalents, which is subject to certain post-closing net working capital adjustments provided for in the Purchase Agreement. The remaining purchase price was paid with 320,998  newly issued shares of the Company’s common stock. On the date of this acquisition the price of the Company’s common stock on the Nasdaq Global Market was $102.18  price per share. On August 1, 2019, the Acquisition was consummated pursuant to the Purchase Agreement, except the transfer of the NC4 Public Sector business which was consummated on September 30, 2019.  The Company determined that the two transactions should be accounted for as a single transaction in accordance with ASC 810-10-40-6, Consolidation, as the transactions were entered in contemplation of one another and were essentially a single transaction designed to achieve an overall commercial effect. The Company’s acquisition of NC4 was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of NC4’s business with the Company’s existing products.

The Company accounted for the acquisition of NC4 using the acquisition method of accounting for business combinations under ASC 805. Acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date.

As the Company finalizes their estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of accounts receivable, deferred tax assets and liabilities, deferred revenue, and intangible assets, which could have a material impact on the Company’s results of operations and financial position. The initial accounting is incomplete as of September 30, 2019 for the acquired assets and liabilities noted above as the Company is currently in process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as well as the aggregate consideration during the three months ended September 30, 2019 for the acquisition of NC4 made by the Company (in thousands):

NC4
Assets acquired
Accounts receivable	$2,611
Other current assets	530
Property and equipment	75
Acquired technology	5,210
Trade names	8,610
Customer relationships	35,490
Goodwill	40,424
Total assets acquired	92,950
Liabilities assumed
Deferred revenue	7,540
Other current liabilities	917
Net assets acquired	$84,493
Consideration paid
Cash paid	$51,655
Fair value of common stock issued	32,838
Total	$84,493

The weighted average useful life of all identified acquired intangible assets is 5.88 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three to seven years. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $40.4 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of NC4’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of NC4 support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the NC4 acquisition is deductible for income tax purposes.

For both the three and nine months ended September 30, 2019, the Company incurred transaction costs of $0.2 million in connection with the NC4 acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following tables reflect the results of acquired business included in our unaudited financial information for the three months ended September 30, 2019 as well as the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 as if the acquisition of NC4 had taken place on January 1, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands, except per share amounts):

	Revenue	Net loss
From the acquisition date to September 30, 2019	$2,040	$(1,465)
For the three months ended September 30, 2019 pro forma	54,352	(13,387)
For the nine months ended September 30, 2019 pro forma	154,719	(45,875)
For the three months ended September 30, 2018 pro forma	43,037	(11,543)
For the nine months ended September 30, 2018 pro forma	116,838	(48,652)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted loss per share pro forma	$(0.40)	$(0.39)	$(1.38)	$(1.66)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at January 1, 2018 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

2018 Acquisitions

For the year ended December 31, 2018, the Company acquired Unified Messaging Systems ASA, PlanetRisk, Inc. and Respond B.V. and accounted for the acquisitions using the acquisition method of accounting for business combinations under ASC 805. The acquisitions were not material individually or on a consolidated basis.

Unified Messaging Systems ASA

On April 3, 2018, the Company acquired Unified Messaging Systems ASA (“UMS”) in exchange for cash consideration of $31.9 million, net of cash acquired. UMS is an industry leader in the area of critical communication and population alerting systems and is headquartered in Oslo, Norway. The Company acquired UMS for its customer base and to complement some of the existing facets of UMS’ business with the Company’s existing products.

PlanetRisk, Inc.

On May 1, 2018, the Company acquired certain assets from PlanetRisk, Inc. (“PlanetRisk”) in exchange for cash consideration of $2.0 million. PlanetRisk is a provider of data analytics and visualization solutions. The Company acquired these assets from PlanetRisk for its customer base and to complement some of the existing facets of PlanetRisk’s business with the Company’s existing products.

Respond B.V.

On May 18, 2018, the Company acquired Respond B.V. (“Respond”) in exchange for current cash consideration of $2.0 million, net of cash acquired and issued a note to be paid one year after the transaction date in the amount of $0.4 million, for a total purchase price of $2.3 million. Respond is a provider of critical communication solutions and is headquartered in the Netherlands. The Company acquired Respond for its customer base and to complement some of the existing facets of Respond’s business with the Company’s existing products.

For the three and nine months ended September 30, 2018, the Company incurred transaction costs of $0.3 million and $0.6 million, respectively, in connection with the UMS, PlanetRisk and Respond acquisitions, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Neither the investment in the assets nor the results of operations of the acquisition of UMS, PlanetRisk and Respond was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

(9) Convertible Senior Notes

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes (the “Notes”) due November 1, 2022, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

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

•

during the five business day period after any five consecutive trading day period (the “Notes Measurement Period”) in which the “trading price” (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the conversion rate on each such trading day;

•	If the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date; or
•	upon the occurrence of specified corporate events.

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the Notes are convertible at the option of the debt holder as of September 30, 2018. No debt holders have exercised their right for conversion as of September 30, 2019. The Notes are classified as long-term on the consolidated balance sheet as of September 30, 2019 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The Notes consist of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Liability component:
Principal	$115,000	$115,000
Less: debt discount, net of amortization	(17,236)	(20,903)
Net carrying amount	$97,764	$94,097
Equity component (1)	22,094	22,094

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity as of December 31, 2017.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
1.50% coupon	$429	$432	$1,294	$1,301
Amortization of debt discount and transaction costs	1,243	1,160	3,667	3,435
	$1,672	$1,592	$4,961	$4,736

As of September 30, 2019 and December 31, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$217,947	$97,764	$189,802	$94,097

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity as of December 31, 2018 and will not be re-measured.

Based on the closing price of the Company’s common stock of $61.71 on September 30, 2019, the if-converted value of the Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2019, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2019, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At September 30, 2019 and December 31, 2018, there were 33,778,616 and 29,700,192 shares of common stock issued and outstanding, respectively.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “2016 ESPP”) became effective on September 15, 2016. A total of 500,000 shares of the Company’s common stock were initially reserved for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2017, by the lesser of 200,000 shares of the Company’s common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the nine months ended September 30, 2019 and 2018, 42,481 and 74,517 shares of common stock were purchased under the 2016 ESPP, respectively. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense. The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense of $0.7 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Stock Options

The Company recorded stock-based compensation expense of $1.3 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense of $4.7 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The total intrinsic value of options exercised for the nine months ended September 30, 2019 was $44.5 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2019, the total intrinsic value of all outstanding options was $28.2 million.

The fair value of stock option grants and ESPP are determined using the Black-Scholes option pricing model with the following weighted average assumptions. In addition, the fair value per share on grant date is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee Stock Options:
Fair value per share on grant date	—	$58.75	—	$33.06 - $58.75
Expected term (in years) (1)	—	6.00	—	6.00
Expected volatility (2)	—	45%	—	45% - 50%
Risk-free interest rate (3)	—	2.72%	—	2.72% - 2.98%
Dividend rate (4)	—	0%	—	0%
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50	0.50
Expected volatility (2)	45%	45% - 50%	45%	45% - 60%
Risk-free interest rate (3)	1.93% - 2.52%	1.89% - 2.33%	1.93% - 2.52%	1.18% - 2.33%
Dividend rate (4)	0%	0%	0%	0%

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

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the grant; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost related to nonvested stock options was approximately $7.6 million as of September 30, 2019 and is expected to be recognized over a weighted average period of 2.1 years.

A summary of activities under the 2008 Plan and the 2016 Plan is shown as follows for the year ended December 31, 2018 and the nine months ended September 30, 2019:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2017	2,440,290	$16.55
Granted	557,896	35.01
Exercised	(778,370)	13.04
Forfeited	(473,743)	22.35
Outstanding at December 31, 2018	1,746,073	22.43
Granted	—	—
Exercised	(851,467)	18.58
Forfeited	(96,758)	23.95
Outstanding at September 30, 2019	797,848	26.36

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Stock options outstanding, and options exercisable and vested are as follows:

Outstanding as of September 30, 2019	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of September 30, 2019	Remaining contractual life (years)	Weighted average exercise price
797,848	7.65	$26.36	222,219	6.53	$18.21

Outstanding as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price	Exercisable as of December 31, 2018	Remaining contractual life (years)	Weighted average exercise price
1,746,073	7.89	$22.43	579,319	6.73	$8.13

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2019	222,219	$18.21	575,629	$29.50
Outstanding at December 31, 2018	579,319	$8.13	1,166,754	$26.58

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 359,474 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. During the three months ended September 30, 2019 and 2018, the Company recorded $3.7 million and $2.3 million, respectively, of stock-based compensation related to the RSUs that had been issued to-date. During the nine months ended September 30, 2019 and 2018, the Company recorded $12.0 million and $4.4 million, respectively, of stock-based compensation related to the RSUs. There were 272,022 RSUs that vested during the nine months ended September 30, 2019. There were 138,155 RSUs that vested during the nine months ended September 30, 2018.

As of September 30, 2019, there was $36.3 million of unrecognized compensation expense related to unvested employee RSU awards which is expected to be recognized over a weighted-average period of approximately 2.55 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 328,343 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $98.92 per share. The fair value is based on value of the common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. During the three months ended September 30, 2019 and 2018, the Company recognized $3.1 million and $0.2 million, respectively, of stock compensation expense in connection with the PSU awards. During the nine months ended September 30, 2019 and 2018, the Company recognized $6.7 million and $0.4 million, respectively, of stock compensation expense in connection with the PSU awards.

As of September 30, 2019, there was $31.8 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 2.14 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

None of the PSUs had vested as of September 30, 2019.

Market-Based Restricted Stock Units

The Company granted no market-based restricted stock units (“market-based RSUs”) pursuant to the 2016 Plan during the nine months ended September 30, 2019. Market-based RSUs vested based on the Company achieving certain stock price thresholds, which range from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was $23.16 to $51.99 per share. The fair value was based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.85%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. No stock-based compensation expense was recorded during the nine months ended September 30, 2019 as all issued market-based RSUs were fully vested previously. For the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $10.3 million, respectively, of stock compensation expense in connection with these awards.

As of September 30, 2019, there was no unrecognized compensation expense related to unvested market-based awards.  The Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

There were 657 and 543,825 market-based RSUs which had vested during the nine months ended September 30, 2019 and 2018, respectively.

A summary of activity in connection with the Company’s RSUs, market-based RSUs and PSUs for the nine-month period ended September 30, 2019 is as follows:

Number of Shares
Outstanding as of December 31, 2018	904,033
Granted	687,817
Vested	(271,853)
Forfeited	(75,181)
Outstanding as of September 30, 2019	1,244,816

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$509	$312	$1,356	$1,877
Sales and marketing	2,423	1,180	7,338	7,147
Research and development	1,732	1,091	5,560	5,606
General and administrative	3,637	958	9,840	5,627
Total	$8,301	$3,541	$24,094	$20,257

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2019	2018
Stock options	797,848	1,836,671
Convertible senior notes	3,411,199	3,411,199
Non-vested performance-based restricted stock units	594,723	93,362
Non-vested market-based restricted stock units	—	11,877
Non-vested restricted stock units	650,093	417,209
Total	5,453,863	5,770,318

The Company is required to reserve and keep available from the Company’s authorized but unissued shares of common stock a number of shares equal to the number of shares subject to outstanding awards under the 2008 Plan and the number of shares reserved for issuance under each of the 2016 Plan and 2016 ESPP.

The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2019 is as follows:

Number of Shares
Stock options issued and outstanding	797,848
Additional shares available for grant under equity plans	2,394,561
Total	3,192,409

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

For the three months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of 0.77% and 1.03%, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.5 million and $0.4 million, respectively, resulting in an effective tax rate of 1.38% and 0.99%, respectively. During the current year periods, the effective tax rate is lower than the statutory federal tax rate as the Company was not able to benefit from its net operating losses due to its full valuation allowance.

As of September 30, 2019, the Company had gross tax-effected unrecognized tax provision of $0.6 million, of which $0.6 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2019 and 2018, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, all of the Company’s applications operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Geographic Markets	2019	2018	2019	2018
United States	$41,827	$31,140	$112,483	$87,318
International	10,720	7,785	31,288	17,948
Total	$52,547	$38,925	$143,771	$105,266

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscription services	$46,385	$35,998	$132,043	$98,327
Professional services	6,162	2,927	11,728	6,939
Total revenues	$52,547	$38,925	$143,771	$105,266

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of September 30, 2019, the Company had $1.6 million in receivables related to services performed which were not billed.

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $7.7 million and $6.5 million as of September 30, 2019 and December 31, 2018, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $12.0 million and $10.3 million as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, amortization expense for the deferred costs was $1.9 million and $1.4 million, respectively. During the nine months ended September 30, 2019 and 2018, amortization expense for the deferred costs was $5.5 million and $3.9 million, respectively. There was no impairment loss in relation to the costs capitalized for the three and nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Deferred Revenue

$36.9 million and $77.0 million of subscription services revenue was recognized during the three and nine months ended September 30, 2019 and was included in the deferred revenue balances at the beginning of the respective period. $4.1 million and $5.2 million of professional services revenue was recognized during the three and nine months ended September 30, 2019 and was included in the deferred revenue balances at the beginning of the respective period.

As of September 30, 2019, approximately $250.9 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts.

The Company expects to recognize revenue on approximately $138.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of September 30, 2019, approximately $12.2 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $8.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.2 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2019, is as follows (in thousands, except lease term and discount rate):

September 30, 2019
Balance sheet information
ROU assets	$13,824
Lease liabilities, current	$3,514
Lease liabilities, non-current	12,714
Total lease liabilities	$16,228
Supplemental data
Weighted average remaining lease term	4.33 years
Weighted average discount rate	7.00%
Cash paid for amounts included in lease liabilities	$2,648
ROU assets obtained in exchange for lease obligations	$17,726

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year ending December 31,
2019 (for the remaining three months)	$1,160
2020	4,487
2021	4,341
2022	4,044
2023	3,929
Thereafter	2,023
Total undiscounted lease payments	19,984
Less: imputed interest	(3,756)
Total lease liabilities	$16,228

The following table presents components of lease expense for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$1,069	$2,802
Short-term lease expense(1)	138	690
	1,207	3,492
Less: Sublease income	(33)	(45)
Total lease expense	$1,174	$3,447

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of September 30, 2019, we do not have any leases that have not yet commenced that create significant rights and obligations.

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease payments under non-cancelable operating leases, including short-term leases as of September 30, 2019 were as follows (in thousands):

2019 (for the remaining three months)	$1,221
2020	4,612
2021	4,341
2022	4,044
2023	3,929
Thereafter	2,023
Total minimum lease payments	$20,170

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, over 4,800 global customers rely on the company’s Critical Event Management Platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 4,800 customers as of September 30, 2019. As of September 30, 2019, our customers were based in 50 countries and included  9 of the 10 largest U.S. cities, 8 of the 10 largest U.S.-based investment banks, 46 of the 50 busiest North American airports, 6 of the 10 largest global consulting firms, 6 of the 10 largest global automakers, all 4 of the largest global accounting firms, 9 of the 10 largest U.S.-based health care providers and 5 of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.3 years as of September 30, 2019, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 60% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $52.5 million and $38.9 million for the three months ended September 30, 2019 and 2018, respectively, representing a period-over-period increase of 35%. We generated revenue of $143.8 million and $105.3 million for the nine months ended September 30, 2019 and 2018, respectively, representing a period-over-period increase of 37%. We had net losses of $12.9 million and $8.5 million for the three months ended September 30, 2019 and 2018, respectively. We had net losses of $39.1 million and $37.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our adjusted earnings before interest taxes depreciation and amortization (“EBITDA”) which is a measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) was $1.6 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $(3.5) million for the nine months ended September 30, 2019 and 2018, respectively. See “Other Metrics” below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

As of September 30, 2019 and 2018, 28% and 29% of our customers, respectively, were located outside of the United States and these customers generated 20% and 20% of our total revenue for the three months ended September 30, 2019 and 2018, respectively and 22% and 17% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively.

We have focused on rapidly growing our business and believe that the future growth of our business is dependent on many factors, including our ability to increase the functionality of our platform and applications, expand our customer base, accelerate adoption of our applications beyond Mass Notification within our existing customer base and expand our international presence. Our future growth will also depend on the growth in the market for critical event management solutions and our ability to effectively compete. In order to further penetrate the market for critical event management solutions and capitalize on what we believe to be a significant opportunity, we intend to continue to invest in research and development, build-out our data center infrastructure and services capabilities and hire additional sales representatives, both domestically and internationally, to drive sales to new customers and incremental sales of new applications to existing customers. Nevertheless, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

Recent Developments

In July 2019, we entered into a Membership Interest Purchase Agreement with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which we purchased all of the issued and outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5 million. We paid approximately $51.7 million in cash at closing and paid the remaining purchase price with 320,998 newly issued shares of our common stock. On the date of this acquisition, the price of our common stock on the Nasdaq Global Market was $102.18 per share. Our acquisition of NC4 was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of NC4’s business with the Company’s existing products.

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

We also sell professional services, which primarily consist of fees for deployment and optimization services, as well as training. In addition, on occasion we may sell our software and related post contract support for on premise usage which is outside of our core business. These sales have been to a limited number of customers and is not a significant revenue stream for the Company.

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

Interest and Investment Income

Interest income consists of interest earned on our cash balances held at financial institutions. Investment income consist of interest earned on our short-term investments which consist of U.S. treasuries, U.S. government agency obligations and money market funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$52,547	$38,925	$143,771	$105,266
Cost of revenue(1) (2)	16,454	12,296	45,174	33,488
Gross profit	36,093	26,629	98,597	71,778
Operating expenses:
Sales and marketing(1)(2)	21,903	16,348	63,989	51,303
Research and development(1) (2)	12,877	10,350	37,164	30,548
General and administrative(1) (2)	13,435	7,130	34,457	23,609
Total operating expenses	48,215	33,828	135,610	105,460
Operating loss	(12,122)	(7,199)	(37,013)	(33,682)
Other income (expense), net	(700)	(1,165)	(1,574)	(3,657)
Loss before income taxes	(12,822)	(8,364)	(38,587)	(37,339)
Provision for income taxes	(99)	(86)	(531)	(371)
Net loss	$(12,921)	$(8,450)	$(39,118)	$(37,710)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$509	$312	$1,356	$1,877
Sales and marketing	2,423	1,180	7,338	7,147
Research and development	1,732	1,091	5,560	5,606
General and administrative	3,637	958	9,840	5,627
Total	$8,301	$3,541	$24,094	$20,257

(2)	Includes depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$2,451	$2,087	$6,712	$5,909
Sales and marketing	203	80	544	239
Research and development	130	68	371	204
General and administrative	2,708	1,609	5,565	3,820
Total	$5,492	$3,844	$13,192	$10,172

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	31%	32%	31%	32%
Gross profit	69%	68%	69%	68%
Operating expenses:
Sales and marketing	42%	42%	45%	49%
Research and development	25%	27%	26%	29%
General and administrative	26%	18%	24%	22%
Total operating expenses	92%	87%	94%	100%
Operating loss	(23)%	(18)%	(26)%	(32)%
Other income (expense), net	(1)%	(3)%	(1)%	(3)%
Loss before income taxes	(24)%	(21)%	(27)%	(35)%
Provision for income taxes	*	*	*	*
Net loss	(24)%	(21)%	(27)%	(35)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$52,547	$38,925	$13,622	35.0%

Revenue increased by $13.6 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was due to a $13.6 million increase in sales of our products driven by expansion of our customer base from 4,267 customers as of September 30, 2018 to 4,851 customers as of September 30, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$16,454	$12,296	$4,158	33.8%
Gross margin %	69%	68%

Cost of revenue increased by $4.2 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was due to a $2.3 million increase in employee-related costs associated with our increased headcount from 163 employees as of September 30, 2018 to 228 employees as of September 30, 2019. In addition, $1.8 million of the increase was attributed to an increase in hosting, software and messaging costs and $0.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software. These increases were offset by $0.4 million of capitalized internally developed software costs.

Gross margin percentage increased due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$21,903	$16,348	$5,555	34.0%
% of revenue	42%	42%

Sales and marketing expense increased by $5.6 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $5.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 292 employees as of September 30, 2018 to 338 employees as of September 30, 2019. The remaining increase was principally the result of a $0.3 million increase in office related expenses to support the sales team and a $0.2 million increase in advertising related cost and trade show expense.

Research and Development Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$12,877	$10,350	$2,527	24.4%
% of revenue	25%	27%

Research and development expense increased by $2.5 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $2.2 million increase in employee-related costs associated with our increased headcount from 236 employees as of September 30, 2018 to 251 employees as of September 30, 2019. A total of $2.2 million of internally developed software costs during the three months ended September 30, 2018 and $1.6 million of internally developed software costs during the three months ended September 30, 2019 were capitalized, resulting in an increase of the expense by $0.6 million in the third quarter of 2019.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$13,435	$7,130	$6,305	88.4%
% of revenue	26%	18%

General and administrative expense increased by $6.3 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $4.1 million increase in stock compensation and employee-related costs associated with our increased headcount from 92 employees as of September 30, 2018 to 111 employees as of September 30, 2019. The remaining increase was due to a $1.1 million increase in depreciation and amortization, a $0.5 million increase in office related expenses to support the administrative team, a $0.3 million increase in public company cost and $0.1 million in software costs to support the administrative team.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(700)	$(1,165)	$465	39.9%
% of revenue	(1)%	(3)%

Other expense decreased by $0.5 million for the three months ended September 30, 2019 compared to the same period in 2018 as we raised $139.1 million, net of cost in January 2019 from our follow-on offering, resulting in a $0.6 million increase in interest income.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$143,771	$105,266	$38,505	36.6%

Revenue increased by $38.5 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was due to a $38.5 million increase in sales of our products driven by expansion of our customer base from 4,267 customers as of September 30, 2018 to 4,851 customers as of September 30, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$45,174	$33,488	$11,686	34.9%
Gross margin %	69%	68%

Cost of revenue increased by $11.7 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $7.6 million increase in hosting, software and messaging costs and a $3.8 million increase in employee-related costs associated with our increased headcount from 163 employees as of September 30, 2018 to 228 employees as of September 30, 2019. The remaining increase was principally the result of a $0.8 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.4 million increase in office related expenses to support revenue generating activities. These increases were partially offset by $1.2 million of capitalized internally developed software costs.

Gross margin percentage increased due to revenue growth outpacing the increase in cost along with a reduction of stock compensation expense.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$63,989	$51,303	$12,686	24.7%
% of revenue	45%	49%

Sales and marketing expense increased by $12.7 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $10.7 million increase in employee-related costs associated with our increased headcount from 292 employees as of September 30, 2018 to 338 employees as of September 30, 2019. The remaining increase was principally the result of a $0.9 million increase in office related expenses to support revenue generating activities, a $0.8 million increase in advertising related costs and trade show expenses and a $0.2 million increase in software cost to support the sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$37,164	$30,548	$6,616	21.7%
% of revenue	26%	29%

Research and development expense increased by $6.6 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $4.1 million increase in employee-related costs associated with our increased headcount from 236 employees as of September 30, 2018 to 251 employees as of September 30, 2019. The remaining increase was principally the result of a $0.8 million increase in hosting and software cost and a $0.2 million increase in office related expenses to support research and development activities. A total of $6.5 million of internally developed software costs during the nine months ended September 30, 2018 and $5.0 million of internally developed software costs during the nine months ended September 30, 2019 were capitalized, resulting in an increase of the expense by $1.5 million in the 2019 period.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$34,457	$23,609	$10,848	45.9%
% of revenue	24%	22%

General and administrative expense increased by $10.8 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $6.6 million increase in employee-related costs associated with our increased headcount from 92 employees as of September 30, 2018 to 111 employees as of September 30, 2019. The remaining increase was due to a $1.7 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $1.0 million increase in office related expenses to support the administrative team, a $0.9 million increase in cost to operate as a public company and $0.3 million increase in software costs to support the administrative team.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(1,574)	$(3,657)	$2,083	57.0%
% of revenue	(1)%	(3)%

Other expense decreased by $2.1 million for the nine months ended September 30, 2019 compared to the same period in 2018 as we raised $139.1 million as a result of proceeds invested from our public offerings increasing interest and investment income by $2.2 million.

Other Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$1,636	$153	$144	$(3,490)
Adjusted gross margin	37,242	27,330	101,283	74,677
Free cash flow	9,883	(2,449)	(1,430)	(8,353)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment income and interest expense, income tax expense and benefit, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,921)	$(8,450)	$(39,118)	$(37,710)
Interest and investment (income) expense, net	665	1,132	1,445	3,420
Provision for income taxes	99	86	531	371
Depreciation and amortization expense	5,492	3,844	13,192	10,172
Stock-based compensation expense	8,301	3,541	24,094	20,257
Adjusted EBITDA	$1,636	$153	$144	$(3,490)

•

Adjusted Gross Margin. Adjusted gross margin represents gross profit plus stock-based compensation and amortization of acquired intangibles. Adjusted gross margin is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of stock-based compensation expense and amortization of acquired intangibles facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross margin is not a measure calculated in accordance with GAAP. We believe that adjusted gross margin provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross margin alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross margin to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit	$36,093	$26,629	$98,597	$71,778
Amortization of acquired intangibles	640	389	1,330	1,022
Stock-based compensation expense	509	312	1,356	1,877
Adjusted gross margin	$37,242	$27,330	$101,283	$74,677

•

Free Cash Flow. Free cash flow represents net cash provided by operating activities minus capital expenditures and capitalized software development costs. Free cash flow is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for internally-developed software facilitates comparisons of our operating performance on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance. Free cash flow is not a measure calculated in accordance with GAAP. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider free cash flow alongside our other GAAP-based financial performance measures, net cash provided by operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash for operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$12,343	$676	$8,854	$(776)
Capital expenditures	(542)	(441)	(4,417)	(855)
Capitalized software development costs	(1,918)	(2,684)	(5,867)	(6,722)
Free cash flow	$9,883	$(2,449)	$(1,430)	$(8,353)

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

The following table reconciles our GAAP to non-GAAP numbers for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$16,454	$12,296	$45,174	$33,488
Amortization of acquired intangibles	(640)	(389)	(1,330)	(1,022)
Stock-based compensation expense	(509)	(312)	(1,356)	(1,877)
Non-GAAP cost of revenue	$15,305	$11,595	$42,488	$30,589

Gross profit	$36,093	$26,629	$98,597	$71,778
Amortization of acquired intangibles	640	389	1,330	1,022
Stock-based compensation expense	509	312	1,356	1,877
Non-GAAP gross profit	$37,242	$27,330	$101,283	$74,677
Non-GAAP gross margin	70.9%	70.2%	70.4%	70.9%

Sales and marketing expense	$21,903	$16,348	$63,989	$51,303
Stock-based compensation expense	(2,423)	(1,180)	(7,338)	(7,147)
Non-GAAP sales and marketing	$19,480	$15,168	$56,651	$44,156

Research and development expense	$12,877	$10,350	$37,164	$30,548
Stock-based compensation expense	(1,732)	(1,091)	(5,560)	(5,606)
Non-GAAP research and development	$11,145	$9,259	$31,604	$24,942

General and administrative expense	$13,435	$7,130	$34,457	$23,609
Amortization of acquired intangibles	(2,530)	(1,464)	(5,082)	(3,461)
Stock-based compensation expense	(3,637)	(958)	(9,840)	(5,627)
Non-GAAP general and administrative	$7,268	$4,708	$19,535	$14,521

Total operating expenses	$48,215	$33,828	$135,610	$105,460
Amortization of acquired intangibles	(2,530)	(1,464)	(5,082)	(3,461)
Stock-based compensation expense	(7,792)	(3,229)	(22,738)	(18,380)
Non-GAAP total operating expenses	$37,893	$29,135	$107,790	$83,619

Operating loss	$(12,122)	$(7,199)	$(37,013)	$(33,682)
Amortization of acquired intangibles	3,170	1,853	6,412	4,483
Stock-based compensation expense	8,301	3,541	24,094	20,257
Non-GAAP operating loss	$(651)	$(1,805)	$(6,507)	$(8,942)

Net loss	$(12,921)	$(8,450)	$(39,118)	$(37,710)
Amortization of acquired intangibles	3,170	1,853	6,412	4,483
Stock-based compensation expense	8,301	3,541	24,094	20,257
Non-GAAP net loss	$(1,450)	$(3,056)	$(8,612)	$(12,970)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $194.7 million as of September 30, 2019, which includes $139.1 million received in January 2019 as a result of our public offering of common stock. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash, cash equivalents and restricted cash at beginning of period	$238,255	$102,599	$60,068	$103,051
Cash provided by (used in) operating activities	12,343	676	8,854	(776)
Cash used in investing activities	(50,615)	(26,494)	(21,770)	(27,258)
Cash provided by (used in) financing activities	(693)	(406)	152,190	2,023
Effects of exchange rates on cash	(175)	(81)	(227)	(746)
Cash, cash equivalents and restricted cash at end of period	$199,115	$76,294	$199,115	$76,294

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs.

Operating Activities

Our net loss and cash flows provided or used in by operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing and sponsorship expenses, and our ability to bill and collect in a timely manner. Our net loss has been significantly greater than our use of cash for operating activities due to the inclusion of non-cash expenses and charges.

Operating activities generated $8.9 million in cash in the nine months ended September 30, 2019, which includes an increase in non-cash operating expenses of $47.0 million partially offset by our net loss of $39.1 million. Specifically, we recognized non-cash charges aggregating to $13.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $24.1 million for stock-based compensation, $5.5 million for amortization of deferred commissions, $3.7 million related to the accretion of interest on our convertible senior notes and $0.6 million for provision for doubtful accounts. The net change in operating assets and liabilities of $0.9 million reflected a $12.4 million increase in deferred revenue, a $7.0 million net increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $2.0 million increase in accrued employee related expenses due to timing of payments to employees, a $0.9 million decrease in other assets and a $0.6 million increase in other liabilities. These amounts were offset by an $8.4 million increase in accounts receivable, an $8.4 million increase in deferred cost and a $5.1 million increase in prepaid expenses for upfront payments made for prepaid software and insurance.

Operating activities used $0.8 million in cash in the nine months ended September 30, 2018, primarily from $0.4 million in cash used in operations as a result of changes in operating assets and liabilities, which was decreased by $37.3 million of non-cash operating expenses and offset by our net loss of $37.7 million. Specifically, we recognized non-cash charges aggregating to $10.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $20.0 million for stock-based compensation, $3.9 million for amortization of deferred commissions and $3.4 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.3 million for our change in fair value of contingent consideration and $0.3 million of investment income. The change in operating assets and liabilities reflected a $7.2 million increase in deferred revenue, a $1.5 million decrease in accounts receivable, a $2.1 million increase in accrued employee related expenses due to timing of payments to employees, and a $0.5 million increase in other liabilities. These increases were partially offset by a $7.0 million increase in deferred cost, a $0.6 million increase in accrued expenses as a result of timing of payments made to vendors, a $2.4 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.6 million increase in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

We used $21.8 million in cash for investing activities in the nine months ended September 30, 2019, due to $58.4 million cash paid for the acquisitions of NC4 and Mission Mode, $5.9 million investment in software development, $4.4 million purchase of property and equipment and $2.0 million in purchases of short-term investments. These were offset by maturities of short-term investments of $47.8 million and $1.1 million attributed to a landlord reimbursement.

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

Financing activities provided $152.2 million of cash in the nine months ended September 30, 2019, which reflects proceeds of $139.1 million from our common stock offering, proceeds of $15.8 million from the exercise of stock options and $2.3 million from the issuance of stock under our employee stock purchase plan. These were offset by a $4.5 million payment for restricted stock unit employee withholding taxes.

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

Contractual Obligations and Commitments

As of September 30, 2019, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2019, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2019.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In November 2017, we issued $115 million in aggregate principal amount of our 1.50% convertible senior notes due 2022 (the “Notes”). At our election, the Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the Notes becoming convertible at the option of the holder during the third quarter of 2018. No Note holders have exercised their right for conversion as of September 30, 2019. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $115 million aggregate principal amount of the Notes would result in a loss of approximately $1.2 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $194.7 million as of September 30, 2019, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. During the nine months ended September 30, 2019, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The information set forth in Item 3.02 of our Current Report on Form 8-K filed with the SEC on August 2, 2019, is incorporated by reference into this Item 2.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement dated July 29, 2019, by and among Everbridge, Inc., NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc.		8-K	001-37874	2.1	8/2/19

3.1	Amended and Restated Certificate of Incorporation of Everbridge, Inc.		8-K	001-37874	3.1	9/21/16

3.2	Amended and Restated Bylaws of Everbridge, Inc.		8-K	001-37874	3.2	9/21/16

10.2+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: November 8, 2019	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: November 8, 2019	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer