Form 10-K
period 2019-12-31
EVERBRIDGE, INC.
filed 2020-02-28
CIK 1437352

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVBG	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $2.4 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 25, 2020 was 34,228,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business.

Unless otherwise stated in this Annual Report, references to "Everbridge," "we," "us," and "our" refer to Everbridge, Inc. and its consolidated subsidiaries.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as Information Technology (“IT”) outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, over 5,000 global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging. As all of our applications leverage our Critical Event Management platform, customers can use a single contacts database, rules engine of algorithms and hierarchies and user interface to accomplish multiple objectives. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications has resulted in individuals spending less time in a fixed office location, and this trend makes it more complicated for organizations to protect their employees. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and using automation to reduce the time required to initiate action can also result in significant economic savings, as, for example, each minute of unplanned IT downtime costs organizations an average of approximately $8,900, according to the Ponemon Institute.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 5,000 customers as of December 31, 2019. As of December 31, 2019, our customers were based in 50 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 46 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, seven of the 10 largest global automakers, all four of the largest global accounting firms, nine of the 10 largest U.S.-based health care providers, and six of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive substantially all of our revenue from subscriptions to our critical communications applications, which represented 88%, 92% and 95% of our total revenue in 2019, 2018 and 2017, respectively. Historically, we derived more than 61% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

Recent Developments

In January 2019, we completed a follow-on public offering in which we sold 2,645,000 shares of our common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. We received net proceeds of $139.1 million, after deducting underwriting discounts and commissions.

In April 2019, we acquired all of the issued and outstanding shares of stock of MissionMode Solutions, Inc. (“MissionMode”) for base consideration of $6.8 million. There is also a potential contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting MissionMode’s customers to our products; however, at December 31, 2019, it was determined to not be probable that MissionMode would meet the threshold to convert MissionMode’s customers to our products. Our acquisition of MissionMode was made primarily to expand our customer base and to a lesser extent to complement some of the existing facets of MissionMode’s business with our existing customers.

In July 2019, we entered into a Membership Interest Purchase Agreement with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which we purchased all of the issued and outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5 million. We paid approximately $51.7 million in cash at closing and paid the remaining purchase price with 320,998 newly issued shares of our common stock. On the date of this acquisition, the price of our common stock on the Nasdaq Global Market was $102.18 per share. Our acquisition of NC4 was made primarily to expand our customer base and to a lesser extent to complement some of the existing facets of NC4’s business with our existing products.

In December 2019, we issued $450 million aggregate principal amount of 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”), including $75 million aggregate principal amount of 2024 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $44.9 million. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes.

In connection with the issuance of the 2024 Notes in December 2019, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of our 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”). We also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million.

On February 7, 2020, we entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which we purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.5 million. We paid $11.4 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of our common stock. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned in addition to the base consideration by the sellers based on fiscal year 2020 revenue metrics. We acquired Connexient for its strategic technology assets to enhance our CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

On February 25, 2020, we entered into a Stock Purchase Agreement with CNL Software Limited (“CNL”) for a base consideration of approximately $35.7 million. We paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of our common stock. We acquired CNL for its strategic technology assets to enhance our CEM suite of solutions to broaden support for IoT applications.

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

Evolution of Critical Event Management Solutions

Traditional solutions for critical communications have not kept pace with the increasingly digital world, the evolving threat landscape and the opportunity to leverage technological innovation to more effectively gain situational awareness and to communicate with people. These solutions are often developed in-house or are not truly enterprise grade in scale and reliability, leaving many organizations to manually evaluate multiple streams of threat data and to use analog, one-way and people-based modalities to communicate with relevant stakeholders. These solutions lack the scale to reliably address the breadth of the different critical challenges that organizations increasingly face, the sophistication required to address evolving needs with aggregated data and analysis for threat assessment, automated workflows and the ability to rapidly deliver messages that are contextually tailored to multiple, specific audiences, in precise locations, using a variety of different communication modalities. Traditional solutions also typically determine a person’s location for threat assessment and availability for response, and send notifications, based upon a static work or home address. Given the mobile nature of today’s workforce, solutions now need to be able to dynamically locate who is near a critical event and send instructions to impacted parties and responders based upon where they actually are.

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

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations keep their people (employees, contractors, customers, residents, visitors) safe and operations running amid the many types of public safety and critical business events that pose threats. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform. Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform. The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of tens of millions of different communications virtually anywhere, in any volume, in near real-time. In 2019, we delivered over 3.5 billion communications, or about 109 communications per second, through our globally distributed data centers.

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

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2019, our data asset consists of our contacts databases that manage approximately 385 million contact profiles and connections from more than 5,000 customers based in 50 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Robust Security, Industry Certification and Compliance. Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with FINRA and HIPAA standards. Our solutions received designation under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (“SAFETY Act”), and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our solutions are also accredited under the Federal Information Security Management Act of 2002 (“FISMA”). Our Everbridge Suite solution also achieved authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received certification under ISO 27001 and also received Cloud Computing Compliance Controls Catalogue (“C5”) accreditation under the Federal Office for Information Security in Germany.

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

•

Next-Generation, Open Architecture. We developed our platform to easily integrate our applications with other systems. Our solutions provide open Application Program Initiatives (“API”s), and configurable integrations, enabling our platform to work with our customers’ and partners’ pre-existing processes and solutions, increasing the business value we deliver.

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

•

Further Penetrate Our Existing Customers. We believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. Our dollar-based net retention rate was over 110% for fiscal 2019. We also believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. New applications added in the last four years have grown from 6% in the first quarter of 2016 to 53% in the fourth quarter of 2019 of our contracted sales, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals.

•

Expand Our Partner Ecosystem: We continue to expand our strategic partnerships with our channel partners, technology partners, and system integrators. We intend to further expand our partner ecosystem to open up new channels to market and to enable our customers to succeed with our technology and platform in their operations and business processes.

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

•

Opportunistically Pursue Acquisitions. We plan to continue to selectively pursue acquisitions of complementary businesses, technologies and teams that allow us to penetrate new markets and add features and functionalities to our platform.

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

Additional core technical attributes of our platform include:

•	Monitors more than 100 types of threat data and aggregates thousands of risk data elements for situation assessment and risk monitoring.
•	Multi-tenant architecture that supports multiple layers of redundancy to maximize uptime and delivery of critical content, regardless of volume or throughput requirements.
•	Dynamic spatial/geographic information system capability to geo-target communications by zip code, street address or a specific radius from a location.
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

Our Contact Stores

Our contact stores manage approximately 385 million contact profiles and connections from more than 5,000 customers based in 50 countries as of December 31, 2019, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

Everbridge Network

An important component of our platform is our Everbridge Network, which allows our customers to share relevant situational awareness information with each other. Public safety agencies, for example, can publish information to the Everbridge Network about incidents that might prove disruptive to the movement of people, goods and services for businesses within a certain area. If any of those businesses are also customers of ours, they will receive this information from a source they know is vetted and reliable and will be able to take timely steps to mitigate or remediate the situation.

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

Our applications enable:

•	Communications to key stakeholders during emergency situations.
•	Corporate communications with customers and employees.
•	Automated outreach to on-call personnel.
•	Integrated threat assessment and visualization.
•	Integration of physical security data with location awareness data gathered from travel, network and access systems to rapidly find and communicate with employees during disruptive events.
•	Securely designed and efficiently implemented communications among healthcare providers and patients.
•	Community engagement and collaboration with citizens and businesses.

•	Critical IoT communications between machines and from machines to people.
•	Mobile response plan deployment and management of incidence response.

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

•

Public Warning. Our Public Warning application is used to reach international mobile populations on a regional or country-wide scale. It leverages existing telecom infrastructure to anonymously reach mobile phone users within a geographic area with two-way SMS communications without requiring an existing database of mobile phone numbers. Multichannel alerting can also be accomplished via mobile push notifications, cell broadcast, voice, email, or messaging to electronic display boards or radio. The application has been selected to be part of the national warning system for multiple countries including Australia, Cambodia, Greece, the Netherlands, Peru, Sweden and a number of the largest states in India.

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

•

Risk Intelligence. Our Risk Intelligence solution aggregates data from over 21,500 data sources to assess more than 100 types of incidents and provide 24x7 incident information and analysis. A team of analysts, leveraging automation tools, verify risk incidents.

•

Crisis Management. Our Crisis Management application provides mobile access to crisis, recovery and brand protection plans, as well as the capability to manage a crisis or event through role-based assignments and status updates. Organizations can enhance their overall crisis management efforts by making plans readily available to responders on the most popular mobile platforms regardless of their location. The application also simplifies updating plans for changes to personnel or processes, and enhances visibility into response progress during a critical event.

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

•

Security and Compliance. Our solutions received designation under the SAFETY Act, and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our solutions are also accredited under FISMA. Our Everbridge Suite solution also achieved authorization under FedRAMP in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received ISO 27001 certification and also received C5 accreditation under the Federal Office for Information Security in Germany.

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

Our Comprehensive Customer Support Services

We are committed to the success of our customers. We demonstrate this commitment by offering a comprehensive set of support services to help our customers get started quickly, follow best practices, and realize on-going value from our critical communications solution. Our support services include:

•

Rapid Onboarding. We leverage a proven methodology and domain expertise, honed through thousands of customer on-boardings worldwide, to enable rapid use of our platform and compliance with industry best practices. The average implementation time for standard implementations for new customers purchasing our solutions is 6.5 hours.

•

Everbridge University. We offer online education, training and professional development through Everbridge University, with role-based training modules that can be customized to meet a customer’s needs and that can facilitate formalized knowledge transfer and ensure ongoing self-sufficiency.

•

Dedicated Account Management. We assign dedicated account managers to all customers. Account managers perform regular service reviews and post-incident analyses of customer communications to incorporate communication best practices and recommend additional applications to meet the customer’s critical communications needs.

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

•

Premium Support Services. With an understanding of the critical role that our solution plays, we have assembled an expert professional services organization to deliver premium support service packages to our customers. Our professional services team includes certified emergency management and critical communications practitioners. We believe that we help customers achieve faster time-to-value by providing on-site project management, consultation with a certified critical communications professional, creation of client-specific message and scenarios, development of ad-hoc report templates and on-site emergency and incident management reviews.

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 5,000 customers as of December 31, 2019. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. We do not include customers of our wholly-owned subsidiary, Microtech, which generates an immaterial amount of our revenue in any given year. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2019 we had 455 customers with contracts valued at $100,000 or more, including 35 customers with contracts in excess of $500,000. As of December 31, 2019, our customers were based in 50 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 46 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, seven of the 10 largest global automakers, all four of the largest global accounting firms, nine of the 10 largest U.S.-based health care providers, and six of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education, and professional services. For the year ended December 31, 2019, 58% of our revenue was generated from enterprise customers, 30% from government and government-related customers and 12% from healthcare-related customers. No customer contributed more than 3% of our total revenue for the year ended December 31, 2019.

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

Sales

We sell our solutions through our telephone and direct inside sales teams, a direct field sales team and a growing partner channel. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional and new offerings, respectively, to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Asia Pacific, Europe, the Middle East and Africa (collectively, “EMEA”); as well as by target organization size. Our inside sales team focuses typically on small and middle-market transactions, while larger or more complex transactions are generally handled by our direct field sales teams. Our highly trained sales engineers help define customer use cases, manage pilots and train channel partners.

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts and growth of existing accounts, account managers responsible for renewal of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2019, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

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

Research and Development

We invest substantial resources in research and development and leverage offshore development in multiple geographies to implement a “follow the sun” engineering strategy and to increase the efficiency of our overall development efforts. We enhance our core technology platform and applications, develop new end market-specific solutions and applications, and conduct application and quality assurance testing. Our technical and engineering team monitors and tests our applications on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing applications. Research and development expense totaled $50.0 million, $41.3 million and $22.2 million for 2019, 2018 and 2017, respectively.

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The primary competitors for our Mass Notification and Incident Management applications include: BlackBerry Limited, F24 AG, Enera Inc., OnSolve, LLC, Rave Wireless, Inc. and SunGard Data Systems Inc. The primary competitors for our IT Alerting application include: PagerDuty, Inc. and xMatters, Inc. The primary competitors for our Secure Messaging application include: DocHalo, LLC, Spok, Inc., Perfect Serve, Inc. and TigerText, Inc. The primary competitor for our Crisis Manager application is In Case of Crisis. The primary competitors for our Risk Intelligence application include: Anvil Group, WorldAware, Inc. and Factal, Inc. The primary competitor for our Public Warning application is one2many.

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

We have registered the “Everbridge”, “Nixle” and “Visual Command Center” names in the United States and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see Risk Factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Culture and Employees

We believe that our culture has been a key contributor to our success to-date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage.

As of December 31, 2019, we had 948 full-time employees, including 238 in data center operations and customer support, 345 in sales and marketing, 252 in research and development and 113 in general and administrative. As of December 31, 2019, we had 692 full-time employees in the United States and 256 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at http://ir.everbridge.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

The number of our full-time employees were 948, 777 and 581 as of December 31, 2019, 2018 and 2017, respectively. In 2019, we made a significant investment in our sales organization, growing our headcount by 21%, and our revenue increased by $53.8 million for the year ended December 31, 2019 compared to 2018, due in part to the increase in our customer base.

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

We have posted a net loss in each year since inception, including net losses of $52.3 million, $47.5 million and $19.6 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $199.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

While we have introduced several new event management applications over the last few years, we derived 61%, 62% and 74% of our revenue from sales of our Mass Notification application in 2019, 2018 and 2017, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

Our applications, including our Mass Notification, Incident Management, IT Alerting, Safety Connection, Community Engagement, Risk Intelligence, Visual Command Center, Crisis Management, Public Warning and Secure Messaging applications, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

Because we generally recognize revenue ratably over the term of our contract with a customer, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

Our revenue is primarily generated from subscriptions to our critical event management applications. Our customers generally do not have the right to take possession of our software platform and applications. Revenue from subscriptions, including additional fees for items such as incremental usage, is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer. Our agreements with our customers typically range from one to three years. As a result, much of the revenue that we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our applications in any one quarter would not necessarily be fully reflected in the revenue in that quarter, and would negatively affect our revenue and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally is recognized over the applicable agreement term.

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

We currently serve part of our platform functions from third-party data center hosting facilities operated by Century Link and located in the Los Angeles, California and Denver, Colorado areas. We also rely on Amazon Web Services located in Germany, Ireland, the United Kingdom, Canada, California, and Virginia to host certain of our platform functions and applications. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

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

We have acquired businesses and technology in the past. For example, we acquired MissionMode in April 2019, NC4 in August 2019, Connexient and CNL in February 2020 however we cannot be certain that we will be able to complete the tender offer and close the transactions. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

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

If we are unable to increase sales of our solutions to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
•	more stringent and complicated implementation processes, including stricter implementation deadlines and penalties for any failure to meet such deadlines;
•

more stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

•

longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;

•	closer relationships with, and dependence upon, large technology companies who offer competitive products; and
•	more pressure for discounts and write-offs.

In addition, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our offerings to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our revenue growth will depend in part on the success of our efforts to augment our direct-sales channels by developing relationships with third parties.

We rely largely on the direct-sales model to market our platform. In order to continue to build our business, we plan to continue to develop partnerships to support our sales efforts through referrals and co-selling arrangements. Our efforts to develop relationships with partners are still at an early stage, we have generated limited revenue through these relationships to date, and we cannot assure you that we will be able to develop and maintain successful partnerships or that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment. We expect that our partners will have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with partners, or if these partners are unsuccessful in marketing or selling our solutions or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain third parties de-emphasizing their dealings with us or becoming potential competitors in the future.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the Netherlands. In February 2020, we acquired CNL Software Limited, a global provider of physical security information management platform software based in Camberley, United Kingdom. For the years ended December 31, 2019 and 2018, approximately 22% and 19% of our revenue, respectively, was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our business, including the sales of our products and professional services by us and our channel partners, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Our failure, or the failure by our channel partners, to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to comply with these laws and policies, there can be no assurance that our employees, contractors, channel partners and agents have complied, or will comply, with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be adversely affected.

We are also monitoring developments related to the United Kingdom’s departure from the European Union on January 31, 2020, commonly referred to as “Brexit.” Brexit could have significant implications for our business and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.

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

In December 2019, we issued $450 million aggregate principal amount of 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued $115 million aggregate principal amount of 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes.

The 2024 Notes and 2022 Notes rank senior in right of payment to our common stock and any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes and 2022 Notes; equal in right of payment to any of our liabilities that are not so subordinated (including to the 2022 Notes, in the case of the 2024 Notes, and to the 2024 Notes, in the case of the 2022 Notes); effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2024 Notes and 2022 Notes will be available to pay obligations on the 2024 Notes and 2022 Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the 2024 Notes and 2022 Notes then outstanding or any or all shares of our common stock then outstanding.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes and 2022 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As of December 31, 2019, we had $542 million (undiscounted) principal amount of indebtedness under the 2024 Notes and 2022 Notes. Our indebtedness may:

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

In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes and 2022 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes and 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes and 2022 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2024 Notes and 2022 Notes. As a result, we recorded a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2024 Notes and 2022 Notes to their face amount over the term of the 2024 Notes and 2022 Notes. We reported lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2024 Notes and 2022 Notes.

The conditional conversion feature of the 2024 Notes and 2022 Notes, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2024 Notes or the 2022 Notes is triggered, holders of the 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2024 Notes or the 2022 Notes at any time during specified periods at their option. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes are convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2019. 2024 Notes were not convertible during the year ended December 31, 2019, but will be convertible under certain circumstances. If one or more holders elect to convert their 2022 Notes or their 2024 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes or their 2024 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes or the 2024 notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOL”s) of $165.0 million and $134.3 million, respectively, due to prior period losses, which expire in various years beginning in 2026 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation. The Company also has $9.0 million of net operating loss carryovers from the acquisition of MissionMode which are subject to limitations under Section 382. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

For example, in February 2016, the FASB, issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which replaced previous lease guidance under U.S. Generally Accepted Accounting Principles (“GAAP”) when it became effective for us on January 1, 2019. ASU 2016-02 requires us to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting.

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

We have numerous issued patents and patent applications pending as of December 31, 2019. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge” and “Nixle” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Our business is subject to regulation by various federal, state, local and foreign governments. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”), restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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

Our handling and storage of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission (“FTC”), and various state, local and foreign agencies. We collect personally identifiable information and other data directly from our customers and through our channel partners. We also process or otherwise handle personally identifiable information about our customers’ employees, customers and constituents in certain circumstances. We use this information to provide applications to our customers and to support, expand and improve our business. We may also share customers’ personally identifiable information with third parties as described in our privacy policy and/or as otherwise authorized by our customers.

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

Within the European Union, legislators have adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The GDPR includes more stringent operational requirements on entities that process personal data (as compared to existing EU law), including significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduces numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Further, Brexit could lead to additional legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. The development of United Kingdom data protection laws or regulations and regulation of data transfers to and from the United Kingdom in the medium to longer term, however, remain unclear and could impact our ability to sell our products and services to customers in the United Kingdom.

California enacted legislation in 2018, the California Consumer Privacy Act (the “CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019 but have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price has ranged from an intraday low of $51.79 to an intraday high of $104.22 for the year ended December 31, 2019. Factors that may affect the market price of our common stock include:

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

Conversion of the 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the convertible 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes are convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2019. The 2024 Notes were not convertible during the year ended December 31, 2019. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions entered into when we issued the convertible notes may affect the value of our common stock.

In connection with the issuances of the 2024 Notes and 2022 Notes, we entered into capped call transactions with the respective option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2024 Notes and 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes and 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2024 Notes and 2022 Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes and 2022 Notes (and are likely to do so during any observation period related to a conversion of 2024 Notes and 2022 Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

As of December 31, 2019, there were 177 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

This section is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, (the “Securities Act”) whether made before or after the date hereof and irrespective of any general incorporation language in any such filing

The following graph compares the cumulative total return for an investment of $100 in our common stock, the S&P 500 Stock Index and the S&P 500 Information Technology Index. Data for the S&P 500 Stock Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	September 16, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Everbridge, Inc.	$100.00	$121.00	$195.00	$372.00	$512.00
S&P 500 Stock Index	$100.00	$105.00	$125.00	$117.00	$151.00
S&P 500 Information Technology Index	$100.00	$102.00	$140.00	$138.00	$204.00

Recent Sale of Unregistered Securities

On July 29, 2019, we issued 320,998 shares of our common stock to Celerium Group Inc. as partial consideration for our purchase of NC4 Inc. and NC4 Public Sector LLC. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipient was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

On February 7, 2020, we issued 96,611 shares of our common stock to various persons and entities as partial consideration for our purchase of Connexient, Inc. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

On February 25, 2020, we issued 153,217 shares of our common stock to various persons as partial consideration for our purchase of CNL Software Limited. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

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

The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended December 31, 2019 and as of December 31, 2019 reflects the adoption of ASU No. 2016-02, Leases (Topic 842). The selected consolidated financial data for the years ended December 31, 2019 and 2018 and as of December 31, 2019 and 2018 reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. See Notes 15 and 18 of the notes to consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the years ended December 31, 2018, 2017, 2016 and 2015 and as of December 31, 2018, 2017, 2016 and 2015 does not reflect the adoption of ASU 2016-02. The summary consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 does not reflect the adoption of ASU 2014-09.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except shares and per share data)
Revenue	$200,882	$147,094	$104,352	$76,846	$58,720
Cost of revenue(1)	63,535	46,810	31,503	23,767	19,789
Gross profit	137,347	100,284	72,849	53,079	38,931
Operating expenses:
Sales and marketing(1)	87,731	69,608	46,998	34,847	25,925
Research and development(1)	50,024	41,305	22,241	14,765	11,521
General and administrative(1)	46,820	31,462	22,895	14,293	12,272
Total operating expenses	184,575	142,375	92,134	63,905	49,718
Operating loss	(47,228)	(42,091)	(19,285)	(10,826)	(10,787)
Other expenses, net	(4,597)	(4,628)	(302)	(484)	(599)
Loss before income taxes	(51,825)	(46,719)	(19,587)	(11,310)	(11,386)
(Provision for) benefit from income taxes	(425)	(796)	(47)	24	562
Net loss	$(52,250)	$(47,515)	$(19,634)	$(11,286)	$(10,824)
Net loss per share attributable to common shareholders - basic and diluted	$(1.58)	$(1.63)	$(0.70)	$(0.68)	$(0.88)
Weighted average shares outstanding - basic and diluted	33,161,656	29,107,267	27,862,375	16,659,561	12,257,413

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,966	$2,306	$578	$180	$150
Sales and marketing	9,983	9,282	2,419	725	315
Research and development	7,820	7,106	1,514	348	297
General and administrative	13,720	7,131	4,788	1,848	760
Total	$33,489	$25,825	$9,299	$3,101	$1,522

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$9,434	$7,741	$7,263	$6,247	$4,457
Sales and marketing	752	384	304	208	227
Research and development	502	309	203	265	134
General and administrative	8,983	5,259	2,437	1,022	1,158
Total	$19,671	$13,693	$10,207	$7,742	$5,976

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$531,575	$59,978	$102,754	$60,765	$8,578
Working capital, excluding deferred revenue	585,759	135,206	166,589	70,488	15,160
Total assets	837,296	262,180	236,413	108,322	53,509
Total deferred revenue	133,466	95,636	73,072	52,634	40,467
Total debt	430,282	94,524	89,481	—	16,970
Total liabilities	616,984	220,022	180,422	65,970	69,560
Total stockholders’ equity (deficit)	220,312	42,158	55,991	42,352	(16,051)

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 5,000 customers as of December 31, 2019. As of December 31, 2019, our customers were based in 50 countries and included eight of the 10 largest U.S. cities, eight of the 10 largest U.S.-based investment banks, 46 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, seven of the 10 largest global automakers, all four of the largest global accounting firms, nine of the 10 largest U.S.-based health care providers, and six of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of December 31, 2019, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 92% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 61% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $200.9 million in 2019, $147.1 million in 2018, $104.4 million in 2017 and $76.8 million in 2016, representing year-over-year increases of 37% in 2019, 41% in 2018 and 36% in 2017. We had net losses of $52.3 million, $47.5 million, $19.6 million and $11.3 million in 2019, 2018, 2017 and 2016, respectively.

As of December 31, 2019, and 2018, 23% and 19% of our customers, respectively, were located outside of the United States and these customers generated 22% and 19% of our total revenue for the years ended December 31, 2019 and 2018, respectively.

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

Recent Developments

In April 2019, we acquired all of the issued and outstanding shares of stock of MissionMode Solutions, Inc. (“MissionMode”) for base consideration of $6.8 million. There is also a potential contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting MissionMode’s customers to our products; however, at December 31, 2019, it was determined to not be probable that MissionMode would meet the threshold to convert MissionMode’s customers to our products. Our acquisition of MissionMode was made primarily to expand our customer base and to a lesser extent to complement some of the existing facets of MissionMode’s business with our existing customers.

In July 2019, we entered into a Membership Interest Purchase Agreement with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which we purchased all of the issued and outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5 million. We paid approximately $51.7 million in cash at closing and paid the remaining purchase price with 320,998 newly issued shares of our common stock. On the date of this acquisition, the price of our common stock on the Nasdaq Global Market was $102.18 per share. Our acquisition of NC4 was made primarily to expand our customer base and to a lesser extent to complement some of the existing facets of NC4’s business with our existing products.

In December 2019, we issued $450 million aggregate principal amount of 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”), including $75 million aggregate principal amount of 2024 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $44.9 million. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes.

In connection with the issuance of the 2024 Notes in December 2019, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of our 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”). We also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million.

On February 7, 2020, we entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which we purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.5 million. We paid $11.4 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of our common stock. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned in addition to the base consideration by the sellers based on fiscal year 2020 revenue metrics. We acquired Connexient for its strategic technology assets to enhance our CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

On February 25, 2020, we entered into a Stock Purchase Agreement with CNL Software Limited (“CNL”) for a base consideration of approximately $35.7 million. We paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of our common stock. We acquired CNL for its strategic technology assets to enhance our CEM suite of solutions to broaden support for IoT applications.

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

We also sell professional services, which primarily consist of fees for deployment and optimization services as well as training. In addition, on occasion we may sell our software and related post contract support for on premise usage which is outside of our core business. These sales have been to a limited number of customers and is not a significant revenue stream for us.

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

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers or services and amortize these expenses ratably over the period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. In the near term, we expect our sales and marketing expense to increase on an absolute dollar basis as we hire new sales representatives in the United States and worldwide and grow our marketing staff.

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

Interest Expense

Interest expense consists of interest on our outstanding debt obligations including amortization of debt discounts and offering costs.

Loss on Extinguishment of Convertible Notes

Loss on Extinguishment of Convertible Notes relates to the partial extinguishment of our 2022 Notes.

Other Income and Expense, Net

Other Income and Expense, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The results of operations for the year ended December 31, 2019 and as of December 31, 2019 reflects the adoption of ASU 2016-02, Leases (“Topic 842”). See Notes 2 and 18 of the notes to consolidated financial statements for more information. Financial data for the years ended December 31, 2018 and 2017 and as of December 31, 2018 does not reflect the adoption of Topic 842. The results of operations for the years ended December 31, 2019 and 2018 and as of December 31, 2019 and 2018 reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Notes 2 and 15 of the notes to consolidated financial statements for more information. Financial data for the year ended December 31, 2017 does not reflect the adoption of Topic 606.The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$200,882	$147,094	$104,352
Cost of revenue(1)	63,535	46,810	31,503
Gross profit	137,347	100,284	72,849
Operating expenses:
Sales and marketing(1)	87,731	69,608	46,998
Research and development(1)	50,024	41,305	22,241
General and administrative(1)	46,820	31,462	22,895
Total operating expenses	184,575	142,375	92,134
Operating loss	(47,228)	(42,091)	(19,285)
Other income (expense), net	(4,597)	(4,628)	(302)
Loss before income taxes	(51,825)	(46,719)	(19,587)
Provision for income taxes	(425)	(796)	(47)
Net loss	$(52,250)	$(47,515)	$(19,634)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Cost of revenue	$1,966	$2,306	$578
Sales and marketing	9,983	9,282	2,419
Research and development	7,820	7,106	1,514
General and administrative	13,720	7,131	4,788
Total	$33,489	$25,825	$9,299

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization expense:
Cost of revenue	$9,434	$7,741	$7,263
Sales and marketing	752	384	304
Research and development	502	309	203
General and administrative	8,983	5,259	2,437
Total	$19,671	$13,693	$10,207

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	32%	32%	30%
Gross profit	68%	68%	70%
Operating expenses:
Sales and marketing	44%	47%	45%
Research and development	25%	28%	21%
General and administrative	23%	21%	22%
Total operating expenses	92%	97%	88%
Operating loss	(24)%	(29)%	(18)%
Other income (expense), net	(2)%	(3)%	(0)%
Loss before income taxes	(26)%	(32)%	(19)%
Provision for income taxes	*	*	*
Net loss	(26)%	(32)%	(19)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$200,882	$147,094	$53,788	36.6%

Revenue increased by $53.8 million in 2019 compared to 2018. The increase was due to a $53.8 million increase in sales of our solutions driven by expansion of our customer base from 4,422 customers as of December 31, 2018 to 5,024 as of December 31, 2019, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$63,535	$46,810	$16,725	35.7%
Gross margin %	68%	68%

Cost of revenue increased by $16.7 million in 2019 compared to 2018. The increase was primarily due to a $9.5 million increase in hosting, software and messaging costs and a $5.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 173 employees as of December 31, 2018 to 238 employees as of December 31, 2019. The remaining increase was principally the result of a $1.7 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.7 million increase attributed to office related expenses to support revenue generating activities. These increases were offset by a $1.0 million increase in capitalized internally developed software costs.

Gross margin percentage remained flat in 2019 as compared to 2018.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$87,731	$69,608	$18,123	26.0%
% of revenue	44%	47%

Sales and marketing expense increased by $18.1 million in 2019 compared to 2018. The increase was primarily due to a $15.5 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 286 employees as of December 31, 2018 to 345 employees as of December 31, 2019. The remaining increase was principally the result of a $1.2 million increase in trade show and advertising costs and a $1.0 million increase attributed to office related expenses to support the sales team.

Research and Development Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$50,024	$41,305	$8,719	21.1%
% of revenue	25%	28%

Research and development expense increased by $8.7 million in 2019 compared to 2018. The increase was primarily due to a $5.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 229 employees as of December 31, 2018 to 252 employees as of December 31, 2019, a $1.3 million increase in hosting and software related cost to support research and development activities and an increase of $0.4 million in office related expenses to support research and development activities. In addition, a total of $6.5 million of internally-developed software costs during 2019 and $7.7 million of internally-developed software costs during 2018 were capitalized, resulting in an increase of the expense by $1.2 million compared to 2018.

General and Administrative Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$46,820	$31,462	$15,358	48.8%
% of revenue	23%	21%

General and administrative expense increased by $15.4 million in 2019 compared to 2018. The increase was primarily due to a $9.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 89 employees as of December 31, 2018 to 113 employees as of December 31, 2019. There was an additional increase of $3.7 million in depreciation and amortization, $0.8 million to support compliance as a public company, a $0.6 million increase in office related expenses to support the administrative team, and an increase of $0.2 million in software subscription costs.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other expense, net	$4,597	$4,628	$(31)	(0.7)%
% of revenue	2%	3%

Other expense, net decreased by $31 thousand in 2019 compared to 2018 as a result of the recognition of a $1.4 million loss on extinguishment related to the partial repurchase of our 2022 Notes and a $1.1 million increase in interest expense related to our convertible senior notes, offset by an increase of $2.7 million of interest income earned on our investment as a result of proceeds invested from our convertible note and common stock offerings.

Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$425	$796	$(371)	(46.6)%
% of revenue	0%	1%

Income tax expense decreased by $0.4 million in 2019 compared to 2018. The decrease in taxes was primarily related to a reduction in our foreign tax expense.

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

Research and development expense increased by $19.1 million in 2018 compared to 2017. The increase was primarily due to a $18.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 159 employees as of December 31, 2017 to 229 employees as of December 31, 2018. The remaining increase was principally the result of a $2.9 million increase in hosting and software related cost to support research and development activities and an increase of $0.3 million in software subscription cost which was offset by a $1.0 million decrease in office related expenses to support research and development activities. A total of $7.8 million of internally-developed software costs during 2018 and $6.3 million of internally-developed software costs during 2017 were capitalized, resulting in a decrease of the expense by $1.4 million compared to 2017.

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

Other Metrics

We regularly monitor a number of financial and operating metrics including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$5,720	$(2,697)	$135
Adjusted gross margin	141,427	103,858	75,041
Free cash flow	(2,771)	(6,925)	(2,964)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment income, net and interest expense, provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(52,250)	$(47,515)	$(19,634)
Interest and investment (income) expense, net	2,979	4,504	216
Provision for income taxes	425	796	47
Depreciation and amortization	19,671	13,693	10,207
Loss on extinguishment of convertible notes	1,406	—	—
Stock-based compensation	33,489	25,825	9,299
Adjusted EBITDA	$5,720	$(2,697)	$135

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

	Year Ended December 31,
	2019	2018	2017
Gross profit	$137,347	$100,284	$72,849
Amortization of acquired intangibles	2,114	1,268	1,614
Stock-based compensation	1,966	2,306	578
Adjusted gross margin	$141,427	$103,858	$75,041

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

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$10,317	$3,295	$4,863
Capital expenditures	(5,269)	(1,721)	(1,667)
Capitalized software development costs	(7,819)	(8,499)	(6,160)
Free cash flow	$(2,771)	$(6,925)	$(2,964)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles and loss on extinguishment of convertible notes. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding loss on extinguishment of convertible notes allows for more meaningful comparisons between operating results from period to period as the repurchase of the 2022 Notes was a discrete event. The Company does not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures for the years ended 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$63,535	$46,810	$31,503
Amortization of acquired intangibles	(2,114)	(1,268)	(1,614)
Stock-based compensation expense	(1,966)	(2,306)	(578)
Non-GAAP cost of revenue	$59,455	$43,236	$29,311

Gross profit	$137,347	$100,284	$72,849
Amortization of acquired intangibles	2,114	1,268	1,614
Stock-based compensation expense	1,966	2,306	578
Non-GAAP gross profit	$141,427	$103,858	$75,041
Non-GAAP gross margin	70.40%	70.61%	71.91%

Sales and marketing expense	$87,731	$69,608	$46,998
Stock-based compensation expense	(9,983)	(9,282)	(2,419)
Non-GAAP sales and marketing	$77,748	$60,326	$44,579

Research and development expense	$50,024	$41,305	$22,241
Stock-based compensation expense	(7,820)	(7,106)	(1,514)
Non-GAAP research and development	$42,204	$34,199	$20,727

General and administrative expense	$46,820	$31,462	$22,895
Amortization of acquired intangibles	(8,301)	(4,667)	(2,123)
Stock-based compensation expense	(13,720)	(7,131)	(4,788)
Non-GAAP general and administrative	$24,799	$19,664	$15,984

Total operating expenses	$184,575	$142,375	$92,134
Amortization of acquired intangibles	(8,301)	(4,667)	(2,123)
Stock-based compensation expense	(31,523)	(23,519)	(8,721)
Non-GAAP total operating expenses	$144,751	$114,189	$81,290

Operating loss	$(47,228)	$(42,091)	$(19,285)
Amortization of acquired intangibles	10,415	5,935	3,737
Stock-based compensation expense	33,489	25,825	9,299
Non-GAAP operating loss	$(3,324)	$(10,331)	$(6,249)

Net loss	$(52,250)	$(47,515)	$(19,634)
Amortization of acquired intangibles	10,415	5,935	3,737
Stock-based compensation expense	33,489	25,825	9,299
Loss on extinguishment of convertible notes	1,406	—	—
Non-GAAP net loss	$(6,940)	$(15,755)	$(6,598)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $531.6 million as of December 31, 2019, which includes $340.4 million received in December 2019 for our 2024 Notes after deducting debt issuance cost, the cost for the capped call transactions entered into in connection with the note offering, payment for the partial repurchase of our 2022 Notes and cash received for the partial termination of the 2022 Notes capped call options as well as a significant portion of the $139.1 million received in January 2019 as a result of our public offering of common stock. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash at beginning of period	$60,068	$103,051	$60,765
Cash provided by operating activities	10,317	3,295	4,863
Cash used in investing activities	(24,574)	(48,413)	(70,972)
Cash provided by financing activities	494,101	3,099	108,475
Effects of exchange rates on cash, cash equivalents and restricted cash	(250)	(964)	(80)
Cash, cash equivalents and restricted cash at end of period	$539,662	$60,068	$103,051

At December 31, 2019, $6.7 million of the $539.7 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

Sources of Funds

Follow-On Public Offering

In January 2019, we completed a follow-on public offering in which we sold 2,645,000 shares of our common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. We received net proceeds of $139.1 million, after deducting underwriting discounts and commissions.

Convertible Senior Notes

In December 2019, we issued $450.0 million aggregate principal amount of the 2024 Notes, including $75.0 million in principal amount of Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2024 Notes.

The 2024 Notes have an initial conversion rate of 8.8999 shares of common stock per $1,000 principal amount of 2024 Notes. This represents an initial effective conversion price of approximately $112.36 per share of common stock and approximately 4.0 million shares issuable upon conversion. Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2024 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2024 Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of a 2024 Note.

In connection with the issuance of the 2024 Notes, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and have a cap price of approximately $166.46. The cost of the purchased capped calls was $44.9 million.

In November 2017, we completed a public offering of $115.0 million aggregate principal amount of the 2022 Notes, including $15.0 million in principal amount of 2022 Notes issued upon exercise in full by the underwriters of their option to purchase additional 2022 Notes.

The 2022 Notes have an initial conversion rate of 29.6626 shares of common stock per $1,000 principal amount of 2022 Notes. This represents an initial effective conversion price of approximately $33.71 per share of common stock and initially approximately 3.4 million shares issuable upon conversion. Throughout the term of the 2022 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2022 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2022 Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of a 2022 Note.

In connection with the issuance of the 2022 Notes, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls was $12.9 million.

Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes are convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2019. No debt holders have exercised their right for conversion as of December 31, 2019.

During fiscal year 2019, we paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. We also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million.

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

Operating Activities

Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing and sponsorship expenses, and our ability to bill and collect in a timely manner. Our net loss has been significantly greater than our use of cash for operating activities due to the inclusion of non-cash expenses and charges.

Operating activities provided $10.3 million in net cash in 2019, primarily from $68.2 million in non-cash operating expenses, which was partially offset by a $5.7 million decrease in changes in operating assets and liabilities and by our net loss of $52.3 million. Specifically, we recognized non-cash charges aggregating $33.5 million for stock-based compensation expense, $19.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $8.0 million in amortization of commissions, $5.7 million of accretion on the convertible notes, $1.4 million loss on extinguishment of convertible notes and $0.7 million for the increase in our provision for doubtful accounts and sales return reserve, offset by $0.6 million related to the change in fair value of contingent consideration. The change in operating assets and liabilities reflected a $25.6 million increase in accounts receivable, a $15.3 million increase in deferred cost due to timing of payments made for commissions, a $3.5 million increase in prepaid expenses, a $1.4 million decrease in other liabilities, and a $1.3 million decrease in accrued expenses due to timing of payments made to vendors. These changes were partially offset by a $29.7 million increase in deferred revenue, a $5.3 million increase in accounts payable due to the timing of payments made, a $4.5 million increase in accrued employee-related expenses due to timing of payments and a $1.8 million decrease in other assets.

Operating activities provided $3.3 million in net cash in 2018, primarily from $49.1 million in non-cash operating expenses, which was increased by $1.7 million in changes in operating assets and liabilities and partially offset by our net loss of $47.5 million. Specifically, we recognized non-cash charges aggregating $13.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $25.6 million for stock-based compensation expense, $5.5 million in amortization of commissions, $4.6 million of accretion on the 2022 Notes and $0.3 million for the increase in our accounts receivable provision and sales return reserve, offset by a $0.5 million decrease in our non-cash investment income and $0.3 million related to the change in fair value of contingent consideration. The change in operating assets and liabilities reflected a $13.2 million increase in deferred revenue, a $4.7 million increase in accrued employee-related expenses due to timing of payments, a $1.7 million increase in other liabilities and a $0.3 million increase in accrued expenses due to timing of payments made to vendors. These increases were partially offset by a $2.6 million increase in accounts receivable, a $2.0 million increase in prepaid expenses, a $8.3 million increase in deferred cost due to timing of payments made for commissions, a $4.0 million increase in other assets and a $1.3 million decrease in accounts payable due to the timing of payments made.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $24.6 million in 2019, primarily for our acquisitions of NC4 and MissionMode for an aggregate of $58.4 million, investment in software development of $7.8 million, our purchase of property and equipment of $5.3 million, and purchase of short-term investments of $2.0 million. These were offset by cash provided of $47.8 million in maturities of our short-term investments and $1.1 million attributed to a landlord reimbursement.

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

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under the 2024 Notes and 2022 Notes, exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $494.1 million of cash in 2019, which reflects proceeds of $392.4 million from our 2024 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the note offering, $139.1 million from our common stock offering, $17.4 million from the exercise of stock options and $2.3 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by a $52.0 million payment for the 20 percent repurchase of our 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options and a $4.6 million payment for restricted stock unit employee withholding taxes.

Financing activities provided $3.1 million of cash in 2018, which reflects proceeds of $1.8 million from the issuance of stock under our employee stock purchase plan and proceeds of $10.1 million from the exercise of stock options. This amount was offset by a $7.9 million payment for employee withholding taxes, $0.4 million of contingent consideration related to acquisitions and $0.3 million in offering costs paid in 2018 related to our 2019 follow-on offering.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2019 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations (1)	$—	$92,000	$450,000	$—	$542,000
Operating leases (2)	4,649	8,504	5,552	778	19,483
	$4,649	$100,504	$455,552	$778	$561,483

(1)

Debt obligations include the principal amount of the 2024 Notes and 2022 Notes, but exclude interest payments to be made under the 2024 Notes and 2022 Notes. Although the 2024 Notes and 2022 Notes mature in 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2024 Notes and 2022 Notes balance excludes $98.9 million and $12.8 million, respectively, of debt discount capitalized on our balance sheet and shown net of our debt obligations. Please see Note 9 of the notes to our consolidated financial statements for more information on the terms of the 2024 Notes and 2022 Notes.

(2)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements as described in Note 18 of our consolidated financial statements.

The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The commitment amounts do not include obligations under agreements that we can cancel without a significant penalty.

Backlog

We generally sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 2.0 years as of December 31, 2019, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below.

Revenue Recognition

We derive our revenues primarily from subscription services and professional services. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

We adopted the requirements of the new revenue standard as of January 1, 2018, using the modified retrospective method. Under the new revenue standard, we recognize revenues when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Subscription Services Revenues

Subscription services revenues primarily consist of fees that provide customers access to one or more of our hosted applications for critical event management, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. All services are recognized using an output measure of progress looking at time elapsed as the contract generally provides the customer equal benefit throughout the contract period. Our subscription contracts are generally two years or longer in length, billed annually in advance, and non-cancelable.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.

Software License Revenues

On occasion we may sell software and related post contract support for on premise usage as well as professional services which is outside of our core business. These sales have been to a limited number of customers and is not a significant revenue stream for us. Our on premise license transactions are perpetual in nature and are recognized at a point in time when made available to the customer. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within our contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

Contracts with Multiple Performance Obligations

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing which is highly variable. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, pricing when certain services are sold on a standalone basis, the applications sold, customer demographics, geographic locations, and the volume of services and users purchased.

Deferred Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. For periods beginning January 1, 2018, in accordance with the new revenue standard, these costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

For periods prior to January 1, 2018, sales commission costs were recorded over a one year period.

Stock-Based Compensation

We recognize compensation expense for option awards and restricted stock unit awards (“RSUs”) based on the fair value of the award and on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.

Inherent in the valuation and recording of stock-based compensation for option awards, are several estimates that we made in regard to valuation and expense that will be incurred. We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. For RSUs, our board of directors determines the fair value based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant. We primarily use the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we use the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We use the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we expect to see changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

In 2017 and 2018, we granted market-based RSUs that vest upon satisfaction of certain market-based conditions. These RSUs were valued using the Monte-Carlo simulation model. These RSUs vested based on our common stock achieving certain stock price thresholds which range from $35 per share to $65 per share for 30 consecutive trading days as reported on the Nasdaq Stock Global Market, subject to the employee’s continued employment with us through the date of achievement. The share price of our common stock on the date of issuance of the market-based RSUs was between $33.06 and $45.17 per share. The fair value was based on values calculated under the Monte

Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. We recognized the compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition. No market-based RSUs were granted during the year ended December 31, 2019.

In 2018 and 2019, we granted performance-based RSUs (“PSUs”), that vest upon satisfaction of certain performance-based conditions. The PSUs generally vest based on us achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with us through the date of achievement. During the year ended December 31, 2019, the share price of our common stock on the date of issuance of the PSUs ranged from $54.83 to $98.92 per share. The fair value is based on the value of our common stock at the date of issuance and the probability of achieving the performance metric. We have assessed the probability of achievement of the award as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

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

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Significant estimation is required in determining the fair value of the customer relationship intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We use the income approach to measure the fair value of intangible assets. The significant assumptions used to estimate the fair value of the intangible assets include revenue growth rates, customer attrition rates, amount and expected period of cash flows and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

Goodwill Impairment

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our annual impairment assessment on November 30, 2019. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2019, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2019, there was no impairment of goodwill recorded.

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

Convertible Senior Notes

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. We accounted for the convertible senior notes and the partial repurchase of the 2022 Notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

We estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, we utilized both an income and market approach. For the income approach, we used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, we performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2019, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2019.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes. The 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at December 31, 2019. No 2022 Notes holders have exercised their right for conversion as of December 31, 2019. The 2024 Notes were not convertible during the year ended December 31, 2019. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2024 Notes and 2022 Notes would result in a loss of approximately $5.4 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $531.6 million as of December 31, 2019, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British Pounds, Euro, Norwegian Krone and Swedish Kronor. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$30,519	$35,822	$38,925	$41,828	$42,819	$48,405	$52,547	$57,111
Cost of revenue	9,660	11,532	12,296	13,322	13,981	14,739	16,454	18,361
Gross Profit	20,859	24,290	26,629	28,506	28,838	33,666	36,093	38,750
Operating expenses:
Sales and marketing	15,776	19,179	16,348	18,305	20,071	22,015	21,903	23,742
Research and development	8,171	12,027	10,350	10,757	11,485	12,802	12,877	12,860
General and administrative	7,844	8,635	7,130	7,853	10,558	10,464	13,435	12,363
Total operating expense	31,791	39,841	33,828	36,915	42,114	45,281	48,215	48,965
Operating loss	(10,932)	(15,551)	(7,199)	(8,409)	(13,276)	(11,615)	(12,122)	(10,215)
Other income (expense), net	(1,314)	(1,178)	(1,165)	(971)	(564)	(310)	(700)	(3,023)
Loss before (provision for) benefit from income taxes	(12,246)	(16,729)	(8,364)	(9,380)	(13,840)	(11,925)	(12,822)	(13,238)
(Provision for) benefit from income taxes	(96)	(189)	(86)	(425)	(294)	(138)	(99)	106
Net loss	$(12,342)	$(16,918)	$(8,450)	$(9,805)	$(14,134)	$(12,063)	$(12,921)	$(13,132)
Other Metrics:
Adjusted EBITDA(1)	$(1,798)	$(1,845)	$153	$793	$(1,892)	$400	$1,636	$5,576

(1)

Adjusted EBITDA represents our net loss before interest and investment income and interest expense, income tax expense and benefit, depreciation and amortization expense, loss on extinguishment of convertible notes and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated. See “Management’s Discussion & Analysis of Financial Conditions and Results of Operations—Other Metrics” for a discussion of the limitations of adjusted EBITDA.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Net loss	$(12,342)	$(16,918)	$(8,450)	$(9,805)	$(14,134)	$(12,063)	$(12,921)	$(13,132)
Interest and investment (income) expense, net	1,116	1,172	1,132	1,084	458	322	665	1,534
Provision for (benefit from) income taxes	96	189	86	425	294	138	99	(106)
Depreciation and amortization expense	2,638	3,690	3,844	3,521	3,705	3,995	5,492	6,479
Loss on extinguishment of convertible notes	—	—	—	—	—	—	—	1,406
Stock-based compensation expense	6,694	10,022	3,541	5,568	7,785	8,008	8,301	9,395
Adjusted EBITDA	$(1,798)	$(1,845)	$153	$793	$(1,892)	$400	$1,636	$5,576

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2019.

During 2019, we completed the acquisitions of MissionMode Solutions, Inc. as well as NC4 Inc. and NC4 Public Sector (the “Acquisitions”). As permitted by the U.S. Securities and Exchange Commission, we excluded the Acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition dates and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 were total assets and net revenues of approximately 7% and 4%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2019.

This Annual Report includes an attestation report regarding our internal control over financial reporting by our registered public accounting firm, which appears in the appendix to this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

3.	Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Transaction Agreement dated February 13, 2018, by and among Everbridge, Inc., Everbridge Holdings Limited, and Unified Messaging Systems ASA		8-K	001-37874	2.1	4/9/18

2.2	Membership Interest Purchase Agreement dated July 29, 2019, by and among Everbridge, Inc., NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc.		8-K	001-37874	2.1	8/2/19

3.1	Fifth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		8-K	001-37874	3.1	9/21/16

3.2	Amended and Restated Bylaws of Everbridge, Inc.		8-K	001-37874	3.2	9/21/16

4.1	Form of common stock certificate of Everbridge, Inc.		S-1/A	333-213217	4.1	9/6/16

4.2	Base Indenture, dated November 20, 2017, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	11/20/17

4.3	First Supplemental Indenture, Dated November 20, 2017, between Everbridge, Inc. and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).		8-K	001-37874	4.2	11/20/17

4.4	Indenture, dated December 13, 2019, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	12/13/19

4.5	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	X

10.1	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.		10-K	001-37874	10.1	3/1/19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.2+	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.		S-1/A	333-213217	10.3	9/6/16

10.3+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		S-1/A	333-213217	10.4	9/6/16

10.4+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.		10-Q	001-37874	10.1	8/14/17

10.5+	2016 Employee Stock Purchase Plan.		S-1/A	333-213217	10.5	9/6/16

10.6+	Non-Employee Director Compensation Plan.		S-1/A	333-213217	10.6	9/6/16

10.7+	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.		S-1	333-213217	10.9	8/19/16

10.8+	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Jaime Ellertson.		S-1	333-213217	10.10	8/19/16

10.9+	Employment Agreement, dated as of April 13, 2016, by and between Everbridge, Inc. and Kenneth S. Goldman.		S-1	333-213217	10.11	8/19/16

10.10+	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.		S-1	333-213217	10.15	8/19/16

10.11+	Employment Agreement, dated as of November 3, 2016, by and between Everbridge, Inc. and Elliot J. Mark.		S-1/A	333-213217	10.17	9/6/16

10.12+	Employment Agreement, dated February 14, 2018, by and between Everbridge, Inc. and Robert Hughes.		10-Q	001-37874	10.1	5/10/18

10.13+	Amendment to Employment Agreement, dated as of July 16, 2018, by and between Everbridge, Inc. and Robert Hughes		8-K	001-37874	10.1	7/20/18

10.14+	Employment Agreement, dated as of May 15, 2018, by and between Everbridge, Inc. and James Totton.		10-Q	001-37874	10.1	8/9/18

10.15+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.		8-K	001-37874	10.1	3/1/19

10.16+	Employment Agreement, dated as of May 25, 2019, by and between Everbridge, Inc. and David Meredith.		8-K	001-37874	10.1	6/18/19

10.17+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.		10-Q	001-37874	10.2	11/8/19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.18	Loan and Security Agreement, dated as of June 30, 2016, by and between Everbridge, Inc. and Western Alliance Bank, as amended.		S-1	333-213217	10.19	8/19/17

10.19	Loan and Security Modification Agreement, dated as of June 27, 2018, by and between Everbridge, Inc. and Western Alliance Bank.		10-Q	001-37874	10.2	8/9/18

10.20+	2017 Bonus Plan of Everbridge, Inc.		10-Q	001-37874	10.3	8/14/17

10.21+	2018 Bonus Plan of Everbridge, Inc.		10-Q	001-37874	10.1	11/9/18

10.22+	2019 Management Incentive Plan of Everbridge, Inc.		10-Q	001-37874	10.1	8/9/19

10.23	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.		10-K	001-37874	10.20	3/23/17

10.24	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.20	3/1/19

21.1	Subsidiaries of Everbridge, Inc.	X

23.1	Consent of KPMG, LLP.	X

23.2	Consent of Ernst & Young, LLP.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

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

Everbridge, Inc.

Date: February 28, 2020	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: February 28, 2020	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Meredith	Chief Executive Officer and Director	February 28, 2020
David Meredith	(Principal Executive Officer)

/s/ Patrick Brickley	Senior Vice President and Chief Financial Officer	February 28, 2020
Patrick Brickley	(Principal Financial Officer)

/s/ Phillip E. Huff	Vice President, Corporate Controller and Chief	February 28, 2020
Phillip E. Huff	Accounting Officer (Principal Accounting Officer)

/s/ Richard D’Amore	Director	February 28, 2020
Richard D’Amore

/s/ Alison Dean	Director	February 28, 2020
Alison Dean

/s/ Jaime Ellertson	Executive Chairman of the Board of Directors	February 28, 2020
Jaime Ellertson

/s/ Bruns Grayson	Director	February 28, 2020
Bruns Grayson

/s/ Kent Mathy	Director	February 28, 2020
Kent Mathy

/s/ Simon Paris	Director	February 28, 2020
Simon Paris

/s/ Sharon Rowlands	Director	February 28, 2020
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

Adoption of ASU No. 2016-02, Leases

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) effective January 1, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions
Description of the Matter

As described in Note 8 to the consolidated financial statements, the Company completed two acquisitions during 2019 for total consideration of $91.8 million. The most significant was the acquisition of all outstanding equity of NC4 Inc. and NC4 Public Sector LLC (collectively “NC4”) for consideration of $84.5 million. The financial statement accounts primarily affected by these transactions were intangible assets, goodwill, and deferred revenue.

Auditing the Company's accounting for its acquisition of NC4 was especially challenging due to the significant estimation required by management in determining the fair value of the customer relationship intangible assets, trade names and technology-related intangible assets of $35.5 million, $8.6 million and $5.2 million, respectively (collectively, “the intangible assets”). The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of these intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, customer attrition rates, amount and expected period of cash flows and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. We tested controls over the valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation models, evaluating the significant assumptions used, and testing the completeness and accuracy of underlying data. We tested the valuation modeling used to value the acquired intangible assets. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

Accounting for Software Revenue Contracts
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, during fiscal 2019, the Company entered into contracts to sell software licenses, post-contract support and professional services to certain customers. The financial statement accounts primarily affected by these transactions were revenue and deferred revenue.

Auditing these accounts was especially challenging because of the significant judgment required by management to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of the Company’s other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for software licenses, including controls over the determination of standalone selling prices for distinct performance obligations.

Our audit procedures included, among others, evaluating the Company’s judgments related to the estimate of standalone selling price of each performance obligation. We tested management’s estimate of stand-alone selling price of each performance obligation, including an evaluation of the assumptions applied by the Company in the estimates by comparing those significant assumptions to the Company’s overall pricing objectives, market conditions and other factors, including the value of the Company’s other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. We met with the project managers for the significant contracts to discuss and evaluate those estimates. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact that the change in the standalone selling price of each identified performance obligation resulting from changes in the assumptions would have on revenue recognized during the period.

Accounting for Convertible Notes
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, in December 2019 the Company issued $450 million of convertible senior notes due December 15, 2024 (2024 Notes), which permits the Company to settle in cash or stock at its option. Concurrent with the offering of the 2024 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2024 Notes. Simultaneous with the issuance of the 2024 Notes, the Company repurchased a portion of the convertible notes issued in November 2017, due November 1, 2022 (2022 Note Partial Repurchase), accounting for this transaction as a debt extinguishment. These transactions are collectively referred to as the Convertible Notes Transactions. The financial statement accounts primarily affected by these transactions were debt, equity and other expense.

Auditing the Company’s accounting for the 2024 Notes and the 2022 Notes Partial Repurchase was complex due to the significant judgment required in determining the liability component of the related convertible notes as well as the balance sheet classification of the elements of the 2024 Notes. The Company accounted for the 2024 Notes and the 2022 Notes Partial Repurchase as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

The Company estimated the fair value of the liability component of the 2024 Notes and 2022 Notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature.  In estimating the risk adjusted yield, the Company utilized both an income and market approach.  For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate.  For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies.  Additionally, a detailed analysis of the terms of the Convertible Notes Transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements and determination that the 2022 Notes Partial Repurchase was a debt extinguishment.

Our testing of the fair value of the liability components of the 2024 Notes and the 2022 Notes Partial Repurchase, included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the risk adjusted yield, which was based on a calibration to the convertible notes’ issuance price and corroborated by an analysis of comparable issuances of debt securities by other companies.  In addition, we involved a valuation professional to assist in our evaluation of the methodology used by the Company and significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Everbridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everbridge, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MissionMode Solutions, Inc. and NC4 Inc. and NC4 Public Sector LLC (collectively “NC4”), which are included in the 2019 consolidated financial statements of the Company and constituted 7% and 4%, respectively, of consolidated total assets and revenue as of December 31, 2019 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MissionMode Solutions, Inc. and NC4.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Everbridge, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Everbridge, Inc. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2012 to 2018.

Los Angeles, California

March 12, 2018

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$531,575	$59,978
Restricted cash	4,737	90
Short-term investments	—	45,541
Accounts receivable, net	68,642	41,107
Prepaid expenses	6,675	4,890
Deferred costs and other current assets	13,501	10,909
Total current assets	625,130	162,515
Property and equipment, net	6,284	4,650
Capitalized software development costs, net	14,287	12,893
Goodwill	91,421	48,382
Intangible assets, net	67,100	23,197
Restricted cash	3,350	—
Deferred tax assets	—	83
Prepaid expenses	2,009	—
Deferred costs and other assets	27,715	10,460
Total assets	$837,296	$262,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,808	$2,719
Accrued payroll and employee related liabilities	22,248	17,108
Accrued expenses	4,496	5,565
Deferred revenue	129,995	92,738
Note payable	—	427
Other current liabilities	4,819	1,490
Total current liabilities	169,366	120,047
Long-term liabilities:
Deferred revenue, noncurrent	3,471	2,898
Convertible senior notes	430,282	94,097
Deferred tax liabilities	2,002	1,032
Other long term liabilities	11,863	1,948
Total liabilities	616,984	220,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,848,627 and 29,700,192 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	34	30
Additional paid-in capital	425,945	194,866
Accumulated deficit	(199,920)	(147,670)
Accumulated other comprehensive loss	(5,747)	(5,068)
Total stockholders’ equity	220,312	42,158
Total liabilities and stockholders’ equity	$837,296	$262,180

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$200,882	$147,094	$104,352
Cost of revenue	63,535	46,810	31,503
Gross profit	137,347	100,284	72,849
Operating expenses:
Sales and marketing	87,731	69,608	46,998
Research and development	50,024	41,305	22,241
General and administrative	46,820	31,462	22,895
Total operating expenses	184,575	142,375	92,134
Operating loss	(47,228)	(42,091)	(19,285)
Other income (expense), net:
Interest income	4,499	1,842	475
Interest expense	(7,478)	(6,346)	(691)
Loss on extinguishment of convertible notes	(1,406)	—	—
Other expenses, net	(212)	(124)	(86)
Total other income (expense), net	(4,597)	(4,628)	(302)
Loss before income taxes	(51,825)	(46,719)	(19,587)
Provision for income taxes	(425)	(796)	(47)
Net loss	$(52,250)	$(47,515)	$(19,634)
Net loss per share attributable to common stockholders:
Basic	$(1.58)	$(1.63)	$(0.70)
Diluted	$(1.58)	$(1.63)	$(0.70)
Weighted-average common shares outstanding:
Basic	33,161,656	29,107,267	27,862,375
Diluted	33,161,656	29,107,267	27,862,375

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(679)	(5,288)	523
Total other comprehensive income (loss)	(679)	(5,288)	523
Total comprehensive loss	$(52,929)	$(52,803)	$(19,111)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2017	27,150,674	$27	$132,246	$(89,618)	$(303)	$42,352
Stock-based compensation	—	—	9,299	—	—	9,299
Issuance of common stock in follow-on offering, net of issuance costs	553,825	1	9,869	—	—	9,870
Purchase of convertible note capped call hedge	—	—	(12,922)	—	—	(12,922)
Equity component of convertible notes	—	—	22,094	—	—	22,094
Exercise of stock options	497,175	—	2,869	—	—	2,869
Issuance of shares under employee stock purchase plan	128,786	—	1,540	—	—	1,540
Other comprehensive income	—	—	—	—	523	523
Net loss	—	—	—	(19,634)	—	(19,634)
Balance at December 31, 2017	28,330,460	28	164,995	(109,252)	220	55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	25,825	—	—	25,825
Vesting of restricted stock units	671,412	1	—	—	—	1
Restricted stock units withheld to settle employee tax withholding liability	(154,567)	—	(7,925)	—	—	(7,925)
Exercise of stock options	778,370	1	10,148	—	—	10,149
Issuance of shares under employee stock purchase plan	74,517	—	1,823	—	—	1,823
Other comprehensive loss	—	—	—	—	(5,288)	(5,288)
Net loss	—	—	—	(47,515)	—	(47,515)
Balance at December 31, 2018	29,700,192	30	194,866	(147,670)	(5,068)	42,158
Issuance of common stock, net of cost	2,645,000	3	138,831	—	—	138,834
Issuance of common stock in connection with the acquisition of NC4	320,998	—	32,798	—	—	32,798
Stock-based compensation	—	—	33,989	—	—	33,989
Vesting of restricted stock units	275,680	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(54,312)	—	(4,602)	—	—	(4,602)
Exercise of stock options	918,588	1	17,410	—	—	17,411
Issuance of shares under employee stock purchase plan	42,481	—	2,337	—	—	2,337
Equity component of the convertible notes due 2024, net of allocated issuance costs and taxes	—	—	86,133	—	—	86,133
Purchase of capped call hedge for the convertible notes due 2024, including issuance costs	—	—	(44,948)	—	—	(44,948)
Equity component of repurchased convertible notes due 2022	—	—	(36,649)	—	—	(36,649)
Termination of capped call hedge for the convertible notes due 2022	—	—	5,780	—	—	5,780
Other comprehensive loss	—	—	—	—	(679)	(679)
Net loss	—	—	—	(52,250)	—	(52,250)
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(52,250)	$(47,515)	$(19,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,671	13,693	10,207
Amortization of deferred costs	7,982	5,472	5,947
Accretion of interest on debt	5,711	4,616	493
Loss on extinguishment of convertible notes	1,406	—	—
Provision for doubtful accounts and sales return reserve	661	252	637
Stock-based compensation	33,489	25,589	9,218
Change in fair value of contingent consideration obligation	(550)	(250)	(1,020)
Other non-cash adjustments	(132)	(261)	(236)
Change in operating assets and liabilities:
Accounts receivable	(25,558)	(2,623)	(13,067)
Prepaid expenses	(3,481)	(1,952)	(551)
Deferred costs	(15,293)	(8,285)	(89)
Other assets	1,758	(4,014)	(6,643)
Accounts payable	5,312	(1,263)	(90)
Accrued payroll and employee related liabilities	4,548	4,686	3,596
Accrued expenses	(1,308)	298	(132)
Deferred revenue	29,704	13,164	16,378
Other liabilities	(1,353)	1,688	(151)
Net cash provided by operating activities	10,317	3,295	4,863
Cash flows from investing activities:
Capital expenditures	(5,269)	(1,721)	(1,667)
Proceeds from landlord reimbursement	1,143	—	—
Proceeds from sale leaseback transaction	—	—	794
Payments for acquisition of business, net of acquired cash	(58,419)	(35,857)	(21,235)
Additions to capitalized software development costs	(7,819)	(8,499)	(6,160)
Purchase of short-term investments	(1,975)	(87,204)	(60,764)
Maturities of short-term investments	47,765	85,069	18,060
Purchase of intangibles	—	(201)	—
Net cash used in investing activities	(24,574)	(48,413)	(70,972)
Cash flows from financing activities:
Proceeds from public offering, net of costs	139,110	(276)	9,572
Proceeds from issuance of convertible notes	450,000	—	115,000
Payments of debt issuance costs	(12,686)	(84)	(3,834)
Purchase of convertible notes capped call hedge	(44,910)	—	(12,922)
Repurchase of convertible notes	(57,791)	—	—
Proceeds from termination of convertible notes capped call hedge	5,780	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,602)	(7,925)	—
Payments of contingent consideration obligation	—	(431)	(3,750)
Proceeds from employee stock purchase plan	2,337	1,823	1,540
Proceeds from option exercises	17,411	10,150	2,869
Other	(548)	(158)	—
Net cash provided by financing activities	494,101	3,099	108,475
Effect of exchange rates on cash, cash equivalents and restricted cash	(250)	(964)	(80)
Net increase (decrease) in cash, cash equivalents and restricted cash	479,594	(42,983)	42,286
Cash, cash equivalents and restricted cash—beginning of year	60,068	103,051	60,765
Cash, cash equivalents and restricted cash—end of year	$539,662	$60,068	$103,051
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,766	$1,634	$—
Taxes, net of refunds received	90	113	28
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	136	1,609	73
Capitalized development costs included in accounts payable and accrued expenses	71	—	—
Debt issuance costs included in accounts payable and other assets, net	131	—	84
Deferred offering costs in accounts payable and accrued expenses	—	21	—
Common stock issued in connection with acquisition	32,798	—	—
Stock-based compensation capitalized for software development	500	236	81
Note payable issued for asset acquisition	—	52	—
Note payable issued for business acquisition	—	383	—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging, automate numerous critical event management processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, the Netherlands, Sweden, England, Germany and China.

Follow-On Public Offering

In January 2019, the Company completed a follow-on public offering in which the Company sold 2,645,000 shares of its common stock, which included 345,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $55.25 per share. The Company received net proceeds of $139.1 million, after deducting underwriting discounts and commissions.

Convertible Senior Notes

In December 2019, the Company issued $450 million aggregate principal amount of 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”). The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $44.9 million. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes.

In connection with the issuance of the 2024 Notes in December 2019, the Company paid $57.8 million to repurchase $23.0 million principal balance of its 1.50% convertible senior notes due 2022 (the “2022 Notes”). The Company also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s results of operations and those of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Current Deferred costs of $6.5 million and noncurrent Deferred costs of $10.3 million as of December 31, 2018 are reported in Deferred costs and other current assets and Deferred costs and other assets, respectively, with no effect on Total current assets or Total assets, respectively.

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases, as discussed in this Note 2 and Note 18.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in our revenue transactions, allowances for doubtful accounts, the fair value of assets acquired and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations, convertible senior notes, and certain market-based performance equity awards.

Recently Adopted Accounting Pronouncements

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

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

Based on the results of the Company’s evaluation, the adoption of the new revenue standard did not have a material impact on its revenue for the year ended December 31, 2018. The primary impact of adopting the new revenue standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over one year. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes costs for subscription-related commissions over a period of benefit that the Company has determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s consolidated statements of cash flows. For details on the impact of the Company’s adoption of the new revenue standard, see Note 15.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

ASU No. 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to enable the assessment of the amount, timing and potential uncertainty of cash flows related to leases. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted the standard on January 1, 2019 using the modified retrospective approach. The Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, the Company capitalized ROU assets of $14.7 million and $16.9 million of lease liabilities, within the Company’s consolidated balance sheets upon adoption. Additionally, the Company reversed its deferred rent liability of $2.2 million, which upon adoption became a component of the ROU asset. The adoption of this standard did not have an impact on the Company’s consolidated statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

ASU No. 2018-02

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017. The Company adopted ASU 2018-02 effective January 1, 2019. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

ASU No. 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share Based Payments. The improvement expands stock-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of this standard did not have an impact on its consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies aspects of the income tax accounting guidance including requirements related to separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, interim-period accounting for enacted changes in tax law and the year-to-date loss limitation in interim-period tax accounting. The guidance includes retrospective, modified retrospective and prospective basis application dependent on the requirements of specific amendments. The Company early adopted ASU 2019-12 in the fourth quarter of 2019 using the prospective approach. The adoption did not have a material impact on its consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020. The guidance will be applied using the modified-retrospective approach. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (“CCA”). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that do not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. ASU 2018-15 is effective for the Company beginning in the first quarter of 2020. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC 321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. ASU 2020-01 is effective for the Company beginning in the first quarter of 2021 and early adoption is permitted. ASU 2020-01 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2019 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company maintains cash and cash equivalent balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. From time to time, balances may exceed amounts insured by the FDIC. The Company has not experienced any losses in such amounts.

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Euro or British pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2019, 2018 and 2017. No single customer comprised more than 10% of the Company’s total accounts receivable balance at December 31, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of funds deposited into money market funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash

The Company’s restricted cash balance primarily consists of cash held at a financial institution for collateral against performance on the Company’s customer contracts and certain other cash deposits for specific purposes.

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. There were no short-term investments at December 31, 2019. Short-term investments of $45.5 million at December 31, 2018 were classified as held-to-maturity and primarily comprised of U.S. treasury and U.S. government and agency securities.

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

Deferred Offering Costs

Deferred offering costs consist primarily of direct incremental costs related to the Company’s follow on offerings of its common stock, which were completed in April 2017 and January 2019. Upon completion of the Company’s follow-on offering in April 2017, $0.6 million was offset against the proceeds of the offering. The Company incurred $0.1 million and $0.3 million of offering cost during the years ended December 31, 2019 and 2018 related to the January 2019 offering.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software developed or obtained for internal use in accordance with FASB ASC 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the application development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. These costs relate to major new functionality. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally three years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in cost of revenue.

For software licenses for on premise usage, software development costs are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. The Company capitalizes software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs that have been capitalized to date have not been material.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally, one to seven years, five to seven years, and three years, respectively.

Segment Information

The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that the useful lives of those assets are no longer appropriate. Management considers the following potential indicators of impairment of its long-lived assets (asset group): a substantial decrease in the Company’s stock price, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used, a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset (asset group), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such events occur, the Company compares the carrying amounts of the assets group to their undiscounted expected future cash flows. If this comparison indicates that there may be an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. For the years presented, the Company did not recognize an impairment charge.

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired intangible assets is one to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long-lived assets policy states above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on November 30.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company performed a qualitative goodwill assessment at November 30, 2019 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Debt Issuance Costs

Debt issuance costs related to convertible senior notes recorded as a reduction of the carrying amount of the debt are amortized to interest expense using the effective interest method.

Revenue Recognition

The Company derives its revenues primarily from subscription services and professional services. The Company adopted the requirements of the ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. See Recently Adopted Accounting Pronouncements above.

Under the ASC 606, revenues are recognized when control of services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was not material for the years ended December 31, 2019 and 2018.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from subscriptions to the Company’s critical event management and enterprise safety applications is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are two years or more. The Company recognizes revenue from professional services as the services are provided.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (see Note 15) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes this best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Software License Revenues

On occasion the Company may sell software and related post contract support for on premise usage as well as professional services which is outside of the Company’s core business. These sales have been to a limited number of customers and is not a significant revenue stream for the Company. The Company’s on premise license transactions are perpetual in nature and are recognized at a point in time when made available to the customer. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Contracts with Multiple Performance Obligations

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing which is highly variable. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the Company’s contracts, pricing when certain services are sold on a standalone basis, the applications sold, customer demographics, geographic locations, and the volume of services and users purchased.

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

Deferred Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription-related commissions costs are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. The Company has determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions attributed to renewals are not material and are not commensurate with initial and growth sales. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $1.9 million, $1.4 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Research and Development

Research and development expenses primarily consist of employee-related costs for research and development staff, including salaries, bonuses, benefits and stock-based compensation and the cost of certain third-party service providers related to the development of the Company’s solutions that do not meet the criteria to be capitalized under ASC 350-40, Internal Use Software or ASC 985-20, Costs of Software to be Sold, Leased or Marketed.

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, and restricted stock units (“RSUs”), performance-based and market-based RSUs and employee stock purchase plan awards.

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

In 2017 and 2018, the Company granted market-based RSUs that vest upon satisfaction of certain market-based conditions. These RSUs were valued using the Monte-Carlo simulation model. No market-based RSUs were granted during the year ended December 31, 2019. The Company recognized compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition.

In 2018 and 2019, the Company granted performance-based RSUs (“PSUs”), that vest upon satisfaction of certain performance-based conditions. Vesting of PSUs is subject to the employee’s continued employment with the Company through the date of achievement. Fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Other Comprehensive Income (Loss)

For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options and restricted stock awards. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(3) Accounts Receivable, Net

Accounts receivable, net, is as follows (in thousands):

	As of December 31,
	2019	2018
Accounts receivable	$69,767	$41,818
Allowance for doubtful accounts	(1,125)	(711)
Net accounts receivable	$68,642	$41,107

Bad debt expense for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.1 million and $0.6 million, respectively.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(711)	$(863)	$(374)
Additions	(971)	(58)	(558)
Write-offs	557	210	69
Balance, end of period	$(1,125)	$(711)	$(863)

The following table summarizes the changes in the sales reserve (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(200)	$(100)	$(45)
(Additions) reductions	16	(193)	(79)
Write-offs	9	93	24
Balance, end of period	$(175)	$(200)	$(100)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life	As of December 31,
	in years	2019	2018
Furniture and equipment	5	$1,785	$1,189
Leasehold improvements (1)	5	4,074	2,776
System hardware	5	1,596	1,404
Office computers	3	5,309	3,745
Computer and system software	3	1,451	1,385
		14,215	10,499
Less accumulated depreciation and amortization		(7,931)	(5,849)
Property and equipment, net		$6,284	$4,650

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which generally may be up to 5 years.

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $1.8 million and $1.9 million, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

			As of December 31, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$49,909	3 years	$(35,622)	$14,287
Total capitalized software development costs	$49,909		$(35,622)	$14,287

			As of December 31, 2018
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$45,677	3 years	$(32,784)	$12,893
Total capitalized software development costs	$45,677		$(32,784)	$12,893

The Company capitalized software development costs of $8.8 million, $8.8 million and $6.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Amortized expense for capitalized software development costs was $7.0 million, $5.9 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company retired $4.6 million of fully amortized capitalized software development costs.

The expected amortization, as of December 31, 2019, for each of the next three years is as follows (in thousands):

2020	$7,069
2021	4,573
2022	2,645
$14,287

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2019, 2018 and 2017, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2018, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. There were no Level 2 securities at December 31, 2019.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of December 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$511,436	$—	$—	$511,436
Total financial assets	$511,436	$—	$—	$511,436

	As of December 31, 2018
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$47,258	$—	$—	$47,258
U.S. government and agency securities	—	2,272	—	2,272
Short-term investments:
U.S. treasury securities	—	38,809	—	38,809
U.S. government and agency securities	—	6,732	—	6,732
Total financial assets	$47,258	$47,813	$—	$95,071

Investments classified as cash equivalents approximate the fair value due to the short term nature of these investments. For the years ended December 31, 2019, 2018 and 2017, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2017	$682
Foreign currency translation	(1)
Change in fair value of contingent consideration obligation from IDV acquisition	(250)
Payments made during the year from IDV acquisition	(431)
Fair value at December 31, 2018	—
Contingent consideration from MissionMode acquisition	550
Change in fair value of contingent consideration obligation from MissionMode acquisition	(550)
Fair value at December 31, 2019	$—

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of December 31, 2019, the fair value of the 2024 Notes was determined to be $450.4 million, and the carrying value of the notes was $351.1 million. As of December 31, 2019 and 2018, the fair value of the 2022 Notes was determined to be $215.8 million and $189.8 million, respectively, and the carrying value of the 2022 Notes was $79.2 million and $94.1 million, respectively. See Note 9.

(7) Goodwill and Intangible Assets

Goodwill was $91.4 million and $48.4 million as of December 31, 2019 and 2018, respectively. There were no impairments recorded against goodwill in 2019, 2018 or 2017. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2017	$31,328
Change due to acquisitions	19,699
Foreign currency translation	(2,645)
Balance at December 31, 2018	48,382
Change due to acquisitions	43,302
Foreign currency translation	(263)
Balance at December 31, 2019	$91,421

Intangible assets consisted of the following (in thousands):

			As of December 31, 2019
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,485	3.00	$(4,232)	$5,253
Tradenames	11,437	3.50	(2,724)	8,713
Customer relationships	63,667	6.84	(10,533)	53,134
Total intangible assets	$84,589		$(17,489)	$67,100

			As of December 31, 2018
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$5,090	3.04	$(3,225)	$1,865
Tradenames	3,193	4.51	(1,526)	1,667
Non-compete	240	2.00	(230)	10
Customer relationships	26,990	6.39	(7,335)	19,655
Total intangible assets	$35,513		$(12,316)	$23,197

Amortization expense for intangible assets was $10.4 million, $5.9 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $2.1 million, $1.3 million and $1.1 million for the period ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company retired $5.3 million of fully amortized intangible assets.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The expected amortization of the intangible assets, as of December 31, 2019, for each of the next five years and thereafter is as follows (in thousands):

2020	$14,893
2021	14,510
2022	11,290
2023	8,469
2024	8,366
Thereafter	9,572
$67,100

(8) Business Combinations

The Company accounted for the following acquisitions using the acquisition method of accounting for business combinations under ASC 805, Business Combinations, which required that the assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of the assets and liabilities was recorded as goodwill.

2019 Acquisitions

MissionMode Solutions, Inc.

On April 1, 2019, the Company entered into a Stock Purchase Agreement with MissionMode Solutions, Inc. (“MissionMode”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of MissionMode for base consideration of $6.8 million. There is also a potential contingent payment of up to $1.0 million that can be earned in addition to the base consideration by the sellers based on successfully converting MissionMode’s customers to the Company’s products. At the date of the acquisition, the Company assessed the probabilities of MissionMode meeting the threshold to convert MissionMode’s customers to the Company’s products required for the seller to earn the contingent payment. Therefore, contingent consideration was recorded as part of the purchase price allocation and the fair value of the contingent consideration was determined to be $0.6 million. At December 31, 2019, it was determined to not be probable that MissionMode would meet the threshold to convert MissionMode’s customers to the Company’s products which resulted in a decrease of the contingent consideration obligation in the amount of $0.6 million recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company’s acquisition of MissionMode was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of MissionMode’s business with the Company’s existing products.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as well as the aggregate consideration during the year ended December 31, 2019 for the acquisition of MissionMode made by the Company (in thousands):

MissionMode
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

The weighted average useful life of all identified acquired intangible assets is 6.50 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 year, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to seven years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $2.9 million of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of MissionMode’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of MissionMode support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the MissionMode acquisition is not deductible for income tax purposes.

For the year ended December 31, 2019, the Company incurred transaction costs of $0.1 million in connection with the MissionMode acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

Neither the investment in the assets nor the results of operations of the acquisition of MissionMode was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

NC4 Inc. and NC4 Public Sector

On July 29, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which the Company purchased all of the outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5  million. The Company paid approximately $51.7 million in cash at closing from the Company’s cash and cash equivalents. The remaining purchase price was paid with 320,998 newly issued shares of the Company’s common stock. On the date of this acquisition the average price of the Company’s common stock on the Nasdaq Global Market was $102.18 per share. On August 1, 2019, the Acquisition was

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

consummated pursuant to the Purchase Agreement, except for the transfer of the NC4 Public Sector business which was consummated on September 30, 2019. The Company determined that the two transactions should be accounted for as a single transaction in accordance with ASC 810-10-40-6, Consolidation, as the transactions were entered in contemplation of one another and were essentially a single transaction designed to achieve an overall commercial effect. The Company’s acquisition of NC4 was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of NC4’s business with the Company’s existing products.

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. Significant estimation was required by management in determining the fair value of the customer relationship intangible assets and technology-related intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of these intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, customer attrition rates, amount and expected period of cash flows and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as well as the aggregate consideration during the year ended December 31, 2019 for the acquisition of NC4 made by the Company (in thousands):

NC4
Assets acquired
Accounts receivable	$2,611
Other current assets	530
Property and equipment	75
Acquired technology	5,210
Trade names	8,610
Customer relationships	35,490
Goodwill	40,384
Total assets acquired	92,910
Liabilities assumed
Deferred revenue	7,540
Other current liabilities	917
Net assets acquired	$84,453
Consideration paid
Cash paid	$51,655
Fair value of common stock issued	32,798
Total	$84,453

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

For the year ended December 31, 2019, the Company incurred transaction costs of $0.2 million in connection with the NC4 acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

Unaudited Pro Forma Financial Information

The following tables reflect the results of acquired business included in the Company’s unaudited financial information for the year ended December 31, 2019 as well as the unaudited pro forma combined results of operations for the years ended December 31, 2019 and 2018 as if the acquisition of NC4 had taken place on January 1, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands, except per share amounts):

	Revenue	Net loss
From the acquisition date to December 31, 2019	$6,404	$(3,079)
For the year ended December 31, 2019 pro forma	211,830	(55,659)
For the year ended December 31, 2018 pro forma	163,435	(55,753)

	Year Ended December 31,
	2019	2018
Basic and diluted loss per share pro forma	$(1.67)	$(1.89)

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of UMS made by the Company. The following table also summarizes the aggregate consideration for UMS (in thousands):

UMS
Assets acquired
Accounts receivable	$3,793
Other assets	2,069
Property and equipment	27
Trade names	470
Acquired technology	930
Customer relationships	16,400
Goodwill	18,278
Total assets acquired	41,967
Liabilities assumed
Accounts payable and accrued expenses	3,852
Deferred revenue	6,130
Other liabilities	101
Net assets acquired	$31,884
Consideration paid
Cash paid, net of cash acquired	$31,884
Total	$31,884

The weighted average useful life of all identified acquired intangible assets was 6.63 years. The weighted average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 1.0 year, respectively. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $18.3 million of goodwill. The goodwill balance was primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of UMS’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of UMS support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the UMS acquisition is not deductible for income tax purposes.

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.4 million in connection with the UMS acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of PlanetRisk made by the Company. The following table also summarizes the aggregate consideration for PlanetRisk (in thousands):

PlanetRisk
Assets acquired
Accounts receivable	$2,862
Property and equipment	488
Acquired technology	110
Customer relationships	2,300
Goodwill	228
Total assets acquired	5,988
Liabilities assumed
Accounts payable and accrued expenses	717
Deferred revenue	3,030
Other liabilities	220
Net assets acquired	$2,021
Consideration paid
Cash paid, net of cash acquired	$2,021
Total	$2,021

The weighted average useful life of all identified acquired intangible assets was 6.825 years. The weighted average useful lives for acquired technologies and customer relationships are 3.0 years and 7.0 years, respectively. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $0.2 million of goodwill. The goodwill balance was primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of PlanetRisk’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of PlanetRisk support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the PlanetRisk acquisition is deductible for income tax purposes.

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.1 million in connection with the PlanetRisk acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

Respond Acquisition

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the allocation of the purchase consideration and acquisition date fair values of the assets acquired and the liabilities assumed for the acquisition of Respond made by the Company. The following table also summarizes the aggregate consideration for Respond (in thousands):

Respond
Assets acquired
Accounts receivable	$86
Other assets	87
Property and equipment	19
Trade names	90
Acquired technology	140
Customer relationships	1,600
Goodwill	1,193
Total assets acquired	3,215
Liabilities assumed
Accounts payable and accrued expenses	226
Deferred revenue	240
Other liabilities	414
Net assets acquired	$2,335
Consideration paid
Cash paid, net of cash acquired	$1,952
Note payable	383
Total	$2,335

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

For the twelve months ended December 31, 2018, the Company incurred transaction costs of $0.1 million in connection with the Respond acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

Neither the investment in the assets nor the results of operations of the acquisition of UMS, PlanetRisk and Respond was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(9) Convertible Senior Notes

0.125% Convertible Senior Notes Due 2024

In December 2019, the Company issued $450.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “2024 Notes”), including $75.0 million aggregate principal amount of 2024 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020.

The 2024 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2024 Notes Indenture”). The 2024 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 1.50% convertible senior notes due 2022 (see 1.50% Convertible Senior Notes Due 2022 below); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2024 Notes have an initial conversion rate of 8.8999 shares of common stock per $1,000 principal amount of 2024 Notes. This represents an initial effective conversion price of approximately $112.36 per share of common stock and approximately 4.0 million shares issuable upon conversion. Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2024 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2024 Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a 2024 Note.

Holders may convert all or a portion of their 2024 Notes prior to the close of business on the business day immediately preceding June 15, 2024, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading day period (the “2024 Notes Measurement Period”), in which the “trading price” (as the term is defined in the 2024 Notes Indenture) per $1,000 principal amount of notes for each trading day of such 2024 Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of specified corporate events.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

As of December 31, 2019, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2019 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

The 2024 Notes are not redeemable by the Company prior to December 20, 2022. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after December 20, 2022 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 5.16%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2024 Notes, which resulted in a fair value of the liability component of $360.4 million upon issuance, calculated as the present value of implied future payments based on the $450.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the 2024 Notes. The $89.6 million difference between the aggregate principal amount of $450.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2024 Notes were not considered redeemable.

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes and the partial repurchase of the 2022 Notes, discussed below, as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

The Company estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

In accounting for the transaction costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $10.2 million, are being amortized to expense over the term of the 2024 Notes, and transaction costs attributable to the equity component, totaling $2.6 million, and were netted with the equity component in shareholders’ equity.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2024 Notes consist of the following (in thousands):

As of December 31, 2019
Liability component:
Principal	$450,000
Less: debt discount, net of amortization	(98,942)
Net carrying amount	$351,058
Equity component (1)	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Year Ended December 31, 2019
0.125% coupon	$27
Amortization of debt discount and transaction costs	827
$854

As of December 31, 2019, the fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s 2024 Notes classified in equity) were as follows (in thousands):

	As of December 31, 2019
	Fair Value	Carrying Value
2024 Notes	$450,414	$351,058

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $78.08 on December 31, 2019, the if-converted value of the 2024 Notes was less than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes due 2022 (the “2022 Notes”). including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes will mature on November 1, 2022, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

The 2022 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee (the “2022 Notes Indenture”). The 2022 Notes are unsecured and rank: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2022 Notes;

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including the Company’s 2024 Notes; effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company’s current intention is to settle the conversion in shares of common stock if a conversion were to occur.

The 2022 Notes have an initial conversion rate of 29.6626 shares of common stock per $1,000 principal amount of 2022 Notes. This represents an initial effective conversion price of approximately $33.71 per share of common stock and initially approximately 3.4 million shares issuable upon conversion. Throughout the term of the 2022 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2022 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2022 Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a 2022 Note.

Holders may convert all or a portion of their 2022 Notes prior to the close of business on the business day immediately preceding May 1, 2022, in multiples of $1,000 principal amount, only under the following circumstances:

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

•

during the five business day period after any five consecutive trading day period (the “2022 Notes Measurement Period”), in which the “trading price” (as the term is defined in the 2022 Notes Indenture) per $1,000 principal amount of notes for each trading day of such 2022 Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the conversion rate on each such trading day;

•	if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date; or
•	upon the occurrence of specified corporate events.

On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

The 2022 Notes are not redeemable by the Company prior to November 6, 2020. The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after November 6, 2020 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes are convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2019. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.64%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, were recognized as an extinguishment loss in the amount of $1.4 million in Loss on extinguishment of convertible notes on the consolidated statement of operations and comprehensive loss. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of Additional paid-in capital on the consolidated balance sheet in the amount of $36.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million recorded to additional paid-in capital on the consolidated balance sheet. No debt holders have exercised their right for conversion as of December 31, 2019. The 2022 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2019. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2022 Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the 2022 Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2022 Notes were not considered redeemable.

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component on the remaining outstanding notes as of the issuance date, totaling $2.5 million, are being amortized to expense over the term of the 2022 Notes, and transaction costs attributable to the equity component as of the issuance date, totaling $0.8 million, and were netted with the equity component in shareholders’ equity.

The 2022 Notes consist of the following (in thousands):

	As of December 31,
	2019	2018
Liability component:
Principal	$92,000	$115,000
Less: debt discount, net of amortization	(12,776)	(20,903)
Net carrying amount	$79,224	$94,097
Equity component (1)	(14,555)	22,094

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. December 31, 2019 also includes $36.7 million market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $23.0 million principal balance repurchase of the 2022 Notes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2019	2018
1.50% coupon	$1,709	$1,725
Amortization of debt discount and transaction costs	4,884	4,616
	$6,593	$6,341

As of December 31, 2019 and 2018, the fair value of the 2022 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2022 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of December 31,
	2019		2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$215,801	$79,224	$189,802	$94,097

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2022 Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $78.08 on December 31, 2019, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations at December 31, 2019 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$—	$92,000	$450,000	$—	$542,000

Debt obligations include the principal amount of the 2024 Notes and 2022 Notes, but exclude interest payments to be made under the 2024 Notes and 2022 Notes. Although the 2024 Notes and 2022 Notes mature in 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2024 Notes and 2022 Notes balance excludes $98.9 million and $12.8 million, respectively, of debt discount capitalized on the balance sheet and shown net of our debt obligations.

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2019, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2019, the Company had authorized 100,000,000 shares of common stock, par value $0.001. At December 31, 2019 and 2018, there are 33,848,627 and 29,700,192 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”), became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the years ended December 31, 2019, 2018 and 2017, 42,481, 74,517, and 128,786 shares of common stock, respectively, were purchased under the 2016 ESPP. As of December 31, 2019, 2018 and 2017, total recognized compensation cost was $0.9 million, $0.7 million, and $0.6 million, respectively. As of December 31, 2019, unrecognized compensation cost related to the 2016 ESPP was $0.2 million which will be amortized over a weighted-average period of 0.25 years. The 2016 ESPP is considered compensatory for purposes of stock-based compensation expense.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of its common stock as reported on The Nasdaq Global Market. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

The weighted-average grant-date fair value per share of stock options granted for the years ended December 31, 2018 and 2017, was $35.00 and $22.84, respectively. There were no stock options granted during the year ended December 31, 2019. The Company recorded stock-based compensation expense of $5.7 million, $7.7 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, attributed to stock options.

The total intrinsic value of options exercised in 2019, 2018 and 2017 was $48.2 million, $25.7 million and $9.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2019, 2018 and 2017 the total intrinsic value of all outstanding options was $37.3 million, $59.9 million and $32.1 million.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2019, 2018 and 2017.

The fair value of stock option grants and shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Employee Stock Options:
Fair value of common stock	—	$33.06 - $58.75	$18.05 - $26.50
Expected term (in years) (1)	—	6.00	6.00 - 6.11
Expected volatility (2)	—	45% - 50%	50% - 60%
Risk-free interest rate (3)	—	2.72% - 2.98%	1.82% - 2.47%
Dividend rate (4)	—	0%	0%
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50
Expected volatility (2)	45%	40% - 60%	60%
Risk-free interest rate (3)	1.93% - 2.52%	1.18% - 2.33%	0.45% - 1.18%
Dividend rate (4)	0%	0%	0%

(1)

The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company used the simplified method to compute expected term, which reflects the average of the time-to-vesting and the contractual life;

(2)

The expected volatility of the Company’s common stock on the date of grant is based on the weighted-average of the Company’s historical volatility as a public company and the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the grant; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost related to nonvested stock options was approximately $6.6 million as of December 31, 2019 and is expected to be recognized over a weighted average period of 1.9 years. The amount of cash received from the exercise of stock options in 2019, 2018 and 2017 was $17.4 million, $10.2 million, and $2.9 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2018	1,746,073	$22.43
Granted	—	—
Exercised	(918,588)	18.96
Forfeited	(104,102)	24.44
Outstanding at December 31, 2019	723,383	26.56

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2019
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	723,383	7.42	$26.56
Vested and expected to vest	707,428	7.40	26.44
Exercisable	231,344	6.44	19.31

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2019	231,344	$19.31	492,039	$29.97

Restricted Stock Units

During the years ended December 31, 2019, the Company granted 420,149 RSUs to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2019, 2018, and 2017 were $80.16, $52.11 and $26.19 respectively. The fair values of RSUs that vested during the years ended December 31, 2019 and 2018, were $11.9 million and $3.1 million, respectively. No RSUs vested during the year ended December 31, 2017. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $16.3 million, $5.4 million, and $1.1 million respectively, of stock-based compensation related to the RSUs that had been issued to-date. There were 275,023 RSUs which vested during the year ended December 31, 2019.

As of December 31, 2019, there was $34.7 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.5 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the year ended December 31, 2019, the Company granted 389,018 PSUs to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the year ended December 31, 2019, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $98.92 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2019 and 2018 was $80.87 and $55.99, respectively. No PSUs vested during the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company recognized $10.6 million and $1.5 million, respectively, of stock compensation expense in connection with the PSU awards.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2019, there was $30.3 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 2.0 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

Market-Based Restricted Stock Units

During the year ended December 31, 2019, the Company granted no market-based RSUs pursuant to the 2016 Plan. The market-based RSUs granted prior to the year ended December 31, 2019 vested based on the Company achieving certain stock price thresholds, which ranged from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was between $33.06 and $45.17 per share. The fair value was based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. During the year ended December 31, 2019, the Company recognized no stock compensation expense in connection with these awards. During the years ended December 31, 2018 and 2017, the Company recognized $10.5 million and $2.9 million, respectively, of stock compensation expense in connection with these awards.

As of December 31, 2019, there was no unrecognized compensation expense related to unvested market-based awards.

There were 657 market-based RSUs that vested during the year ended December 31, 2019 as the Company achieved the market-based target and achieved vesting at 125%.

The following table summarizes the Company’s RSU, market-based RSU and PSU activity for the year ended December 31, 2019:

Number of Shares
Outstanding at December 31, 2018	904,033
Granted	809,167
Vested	(275,680)
Forfeited	(122,729)
Outstanding at December 31, 2019	1,314,791

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,966	$2,306	$578
Sales and marketing	9,983	9,282	2,419
Research and development	7,820	7,106	1,514
General and administrative	13,720	7,131	4,788
Total	$33,489	$25,825	$9,299

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Convertible senior notes	6,733,914	3,411,199	3,411,199
Stock-based compensation grants	2,038,174	2,562,274	3,268,610
Total	8,772,088	5,973,473	6,679,809

In connection with the issuance of the 2024 Notes in December 2019, the Company paid $44.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2024 Notes. In connection with the issuance of the 2022 Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2022 Notes. In December 2019, the Company partially terminated capped call options related to the 2022 Notes and received $5.8 million. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2019 was 4.4 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2024 Notes and 2022 Notes.

(13) Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(47,218)	$(41,985)	$(16,642)
Foreign	(4,607)	(4,734)	(2,945)
Total	$(51,825)	$(46,719)	$(19,587)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 26% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	$(10,883)	$(9,811)	$(6,659)
Increase (decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(3,657)	(2,749)	(421)
Nondeductible permanent items	3,522	(1,522)	1,506
Foreign rate differential	(367)	552	599
Tax rate change	—	134	7,226
Adjustment to deferred taxes	(1,904)	307	37
Change in valuation allowance	22,481	15,805	(2,291)
Uncertain tax positions	128	143	76
Nonqualified stock option and performance award windfall upon exercise	(9,128)	(1,983)	—
Other	233	(80)	(26)
Total	$425	$796	$47

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2019, 2018 and 2017 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, deferred tax state rate adjustment, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. In addition, the Company’s foreign subsidiaries are subject to varied applicable statutory income tax rates for the periods presented.

The provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$(23)
State	139	48	51
Foreign	116	753	31
	255	801	59
Deferred:
Federal	(16,460)	(11,425)	3,307
State	(5,100)	(3,250)	(669)
Foreign	(751)	(1,135)	(359)
	(22,311)	(15,810)	2,279
Change in valuation allowance	22,481	15,805	(2,291)
Total	$425	$796	$47

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets
Lease liability	$4,295	$278
AMT credit	9	11
Accrued expenses	2,837	2,057
Deferred revenue	—	549
Net operating loss carryforward	50,950	34,662
Other assets	6,967	2,343
Property and equipment	—	123
Intangible assets	2,416	836
Valuation allowance	(24,637)	(25,079)
Total net deferred tax assets	42,837	15,780
Deferred tax liabilities
Deferred commissions	(4,308)	(3,215)
Deferred revenue	(336)	—
Intangible assets	(7,948)	(7,295)
Property and equipment	(296)	—
Debt discount	(26,589)	(4,986)
Right-of-use asset	(3,909)	—
Deferred state taxes	(1,101)	(1,233)
Other	(352)	—
Total deferred tax liabilities	(44,839)	(16,729)
Total non-current deferred income tax liabilities	$(2,002)	$(949)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2019 and 2018, a valuation allowance of $24.6 million and $25.1 million, respectively, has been recorded.

As of December 31, 2019, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $165.0 million and $134.3 million, respectively. Of the $165.0 million of federal NOL carryforwards, $57.9 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $107.1 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. The pre-Tax Act U.S. federal and state net operating loss carryforwards will expire in varying amounts through 2037. The Company completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation; however, such limitation is not expected to result in NOLs expiring unused. Any future annual limitation may result in the expiration of NOLs before utilization.

As of December 31, 2019 and 2018, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $25.6 million and $25.5 million, respectively. As of December 31, 2019 and 2018, valuation allowances of $24.6 million and $25.1 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance of unrecognized tax benefits	$469	$326	$250
Additions for current year tax positions	106	142	65
Reductions for prior year tax positions	—	(14)	—
Ending balance (excluding interest and penalties)	575	454	315
Interest and penalties	22	15	11
Total	$597	$469	$326

For the year ended December 31, 2019, 2018 and 2017, the Company has recorded income tax expense of $128,000, $143,000 and $76,000, respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2019, 2018 and 2017, the Company had accrued $22,000, $15,000 and $11,000 in interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various states along with other foreign countries. The Company has not been notified that it is under audit by the IRS or any state or foreign taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2019, the Company had $0.6 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

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

(15) Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
BALANCE SHEET
Assets
Accounts receivable, net	$31,699	$100	$31,799
Deferred costs	2,429	2,132	4,561
Deferred costs (non-current)	—	6,965	6,965
Liabilities and Stockholders’ Equity
Other current liabilities	808	100	908
Deferred revenue (current and non-current)	73,072	—	73,072
Accumulated deficit	(109,252)	9,097	(100,155)

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Year Ended December 31,
Primary Geographic Markets	2019	2018
United States	$157,039	$119,589
International	43,843	27,505
Total	$200,882	$147,094

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)
Subscription services	$179,934	$137,260	$100,000
Professional services	17,187	9,538	4,352
Software licenses	3,761	296	—
Total	$200,882	$147,094	$104,352

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2019, the Company had $2.0 million in receivables related to services performed which were not billed.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $9.9 million and $6.5 million as of December 31, 2019 and 2018, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $14.2 million and $10.3 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, amortization expense for the deferred costs was $8.0 million and $5.5 million, respectively. There was  no impairment loss in relation to the costs capitalized. During the year ended December 31, 2017, amortization expense for the deferred costs based on the Company’s policy under Topic 605 was $5.9 million and capitalized commissions totaled $2.4 million.

Deferred Revenue

$86.2 million and $62.5 million of subscription services revenue was recognized during the years ended December 31, 2019 and 2018, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $6.0 million of professional services revenue was recognized during the year ended December 31, 2019 and was included in the deferred revenue balance at the beginning of the period.

As of December 31, 2019, approximately $290.8 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts.  The Company expects to recognize revenue on approximately $162.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of December 31, 2019, approximately $6.9 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $5.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 78%, 81% and 90% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. No other individual country comprised more than 5% of total revenue for the fiscal years ended December 31, 2019, 2018 and 2017. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2019 and 2018, more than 91% of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. There was $1.2 million and $0.6 million cash contributions made to the plan by the Company for the years ended December 31, 2019 and 2018, respectively. Contribution expense recognized for the 401(k) plan was $1.2 million, $0.5 million and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(18) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2020 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $4.8 million, $3.8 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Subsequent to the adoption of ASC 842, the Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the year ended December31, 2019, is as follows (in thousands, except lease term and discount rate):

December 31, 2019
Balance sheet information
ROU assets	$13,071
Lease liabilities, current	$3,567
Lease liabilities, non-current	11,823
Total lease liabilities	$15,390
Supplemental data
Weighted average remaining lease term	4.11 years
Weighted average discount rate	7.00%
Cash paid for amounts included in lease liabilities	$3,986
ROU assets obtained in exchange for lease obligations	$17,724

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Year ending December 31,
2020	$4,524
2021	4,402
2022	4,102
2023	3,985
2024	1,567
Thereafter	778
Total undiscounted lease payments	19,358
Less: imputed interest	(3,968)
Total lease liabilities	$15,390

The following table presents components of lease expense for the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Operating lease expense	$3,879
Short-term lease expense(1)	958
4,837
Less: Sublease income	(91)
Total lease expense	$4,746

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of December 31, 2019, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Lease commitments in accordance with prior guidance

Future minimum lease payments under non-cancelable operating leases, including short-term leases as of December 31, 2019 were as follows (in thousands):

2020	$4,649
2021	4,402
2022	4,102
2023	3,985
2024	1,567
Thereafter	778
Total minimum lease payments	$19,483

(19) Commitments and Contingencies

For a summary of the Company’s debt and lease obligations, see Notes 9 and 18, respectively.

(a) Litigation

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

(b) Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(20) Subsequent Events

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.5 million. The Company paid $11.4 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned in addition to the base consideration by the sellers based on fiscal year 2020 revenue metrics. The Company acquired Connexient for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

On February 25, 2020, the Company entered into a Stock Purchase Agreement with CNL Software Limited (“CNL”) for a base consideration of approximately $35.7 million. The Company paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of the Company’s common stock. The Company acquired CNL for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for IoT applications.