Form 10-Q
period 2020-03-31
EVERBRIDGE, INC.
filed 2020-05-08
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 34,358,105 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$498,387	$531,575
Restricted cash	4,756	4,737
Accounts receivable, net	70,760	68,642
Prepaid expenses	9,949	6,675
Deferred costs and other current assets	18,468	13,501
Total current assets	602,320	625,130
Property and equipment, net	7,107	6,284
Capitalized software development costs, net	14,394	14,287
Goodwill	141,727	91,421
Intangible assets, net	83,869	67,100
Restricted cash	3,353	3,350
Prepaid expenses	2,707	2,009
Deferred costs and other assets	31,602	27,715
Total assets	$887,079	$837,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,971	$7,808
Accrued payroll and employee related liabilities	26,884	22,248
Accrued expenses	7,648	4,496
Deferred revenue	141,858	129,995
Contingent liabilities	2,530	—
Other current liabilities	6,667	4,819
Total current liabilities	192,558	169,366
Long-term liabilities:
Deferred revenue, noncurrent	3,673	3,471
Convertible senior notes	435,718	430,282
Deferred tax liabilities	5,472	2,002
Other long-term liabilities	16,150	11,863
Total liabilities	653,571	616,984
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,348,008 and 33,848,627 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	471,046	425,945
Accumulated deficit	(225,305)	(199,920)
Accumulated other comprehensive loss	(12,267)	(5,747)
Total stockholders’ equity	233,508	220,312
Total liabilities and stockholders’ equity	$887,079	$837,296

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$58,900	$42,819
Cost of revenue	20,889	13,981
Gross profit	38,011	28,838
Operating expenses:
Sales and marketing	29,588	20,071
Research and development	14,172	11,485
General and administrative	15,911	10,558
Total operating expenses	59,671	42,114
Operating loss	(21,660)	(13,276)
Other income (expense), net:
Interest and investment income	1,573	1,177
Interest expense	(5,922)	(1,635)
Other expense, net	(77)	(106)
Total other income (expense), net	(4,426)	(564)
Loss before income taxes	(26,086)	(13,840)
Benefit from (provision for) income taxes	701	(294)
Net loss	$(25,385)	$(14,134)
Net loss per share attributable to common stockholders:
Basic	$(0.74)	$(0.44)
Diluted	$(0.74)	$(0.44)
Weighted-average common shares outstanding:
Basic	34,075,071	32,271,067
Diluted	34,075,071	32,271,067

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(25,385)	$(14,134)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(6,520)	22
Total comprehensive loss	$(31,905)	$(14,112)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941	—	30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	$34	$471,046	$(225,305)	$(12,267)	$233,508

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	$33	$351,247	$(161,804)	$(5,046)	$184,430

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,385)	$(14,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,656	3,705
Amortization of deferred costs	2,922	1,598
Deferred income taxes	(1,246)	41
Accretion of interest on convertible senior notes	5,436	1,201
Provision for credit losses and sales reserve	925	148
Stock-based compensation	10,310	7,785
Other non-cash adjustments	—	(189)
Changes in operating assets and liabilities:
Accounts receivable	445	5,543
Prepaid expenses	(3,057)	(4,233)
Deferred costs	(4,720)	(2,227)
Other assets	(4,069)	2,153
Accounts payable	(1,072)	4,112
Accrued payroll and employee related liabilities	3,221	1,205
Accrued expenses	1,732	(1,065)
Deferred revenue	5,118	2,767
Other liabilities	3,585	277
Net cash provided by operating activities	801	8,687
Cash flows from investing activities:
Capital expenditures	(524)	(2,773)
Payments for acquisition of business, net of acquired cash	(34,941)	—
Additions to capitalized software development costs	(2,004)	(2,018)
Purchase of short-term investments	—	(1,975)
Maturities of short-term investments	—	24,750
Net cash provided by (used in) investing activities	(37,469)	17,984
Cash flows from financing activities:
Proceeds from public offering, net of costs	—	139,115
Proceeds from employee stock purchase plan	1,710	1,283
Proceeds from stock option exercises	2,989	8,746
Other	(531)	(506)
Net cash provided by financing activities	4,168	148,638
Effect of exchange rates on cash, cash equivalents and restricted cash	(666)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,166)	175,281
Cash, cash equivalents and restricted cash—beginning of period	539,662	60,068
Cash, cash equivalents and restricted cash—end of period	$506,496	$235,349
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Taxes, net of refunds received	$184	$—
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	226	689
Capitalized development costs included in accounts payable and accrued expenses	13	16
Common stock issued in connection with acquisitions	30,434	—
Contingent consideration in connection with acquisitions	2,530	—
Purchase accounting payable, net	464	—
Stock-based compensation capitalized for software development	58	64

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. The Company’s SaaS-based platform enables the Company’s customers to quickly and reliably deliver messaging to a large group of people during critical situations. The Company’s enterprise applications, such as Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging, automate numerous critical event management processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, Norway, India, Netherlands, Sweden, England, Germany and China.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in our revenue transactions, allowances for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations convertible senior notes, and certain market-based performance equity awards. There have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. The global outbreak has caused instability and volatility in multiple markets where the Company conducts business which could cause changes to estimates as a result of the financial circumstances. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the timing of revenue recognition resulting from potential implementation delays, evaluating the recoverability of long-lived assets with finite useful lives for impairment and estimates of credit losses for accounts receivables and contract assets. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. As of the date of issuance of these financial statements, the Company’s results of operations have not been significantly impacted by the COVID-19 pandemic; however, the Company continues to monitor the situation.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2020 and 2019. No single customer comprised more than 10% of the Company’s total accounts receivable as of March 31, 2020 and 2019.

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

Significant Accounting Policies

Except for the accounting policies for credit losses that were updated, as set forth below, as a result of adopting Accounting Standards Update (“ASU”) No. 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the accounting policies for the implementation, set-up, and other upfront costs incurred in a cloud computing arrangement, as set forth below, as a result of adopting ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Contracts with Multiple Performance Obligations

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices and then the residual method applied for any performance obligation that has pricing, which is highly variable. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the Company’s contracts, pricing when certain services are sold on a standalone basis, the applications sold, customer demographics, geographic locations, and the volume of services and users.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Customer Acceptance

The Company’s contracts with customers generally do not include customer acceptance clauses.

Trade and Other Receivables

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit risk, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts, net of an allowance for credit losses, which is not material. On January 1, 2020, the Company adopted ASU 2016-13 (as amended through March 2020), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Recently Adopted Accounting Pronouncements below.

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

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 (as amended through March 2020), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities, which requires the Company to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands disclosure requirements.

The Company adopted the standard on January 1, 2020 using the modified retrospective approach. Adoption of ASU 2016-13 resulted in changes to the Company’s accounting policies for trade and other receivables and contract assets. Upon adoption of ASU 2016-13 the Company evaluates trade receivables and contract assets on a collective (i.e., pool) basis if they share similar risk characteristics.

Based on the results of the Company’s evaluation, the adoption of ASU 2016-13 did not have a material impact on the Company’s net loss for the quarter ended March 31, 2020. Adoption of the standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s condensed consolidated statements of cash flows.

Accounts receivable includes trade accounts receivables from the Company’s customers, net of an allowance for credit risk. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s contract assets relate to services performed which were not billed, net of an allowance for credit risk. Allowance for credit risk for accounts receivables and contract assets is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivables and contract assets by assessing individual accounts receivable or unbilled contract assets over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable and contract assets are written-off on a case by case basis, net of any amounts that may be collected. See Note 3.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The guidance includes retrospective and prospective basis application dependent on the requirements of specific amendments. The Company adopted ASU 2018-13 on January 1, 2020 on a prospective basis. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, related to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (“CCA”). Under the new guidance, implementation costs associated with a CCA for a hosting arrangement that is a service contract are accounted for consistent with existing internal-use software implementation guidance. ASU 2018-15 also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with FASB Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC 321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. ASU 2020-01 is effective for the Company beginning in the first quarter of 2021 and early adoption is permitted. ASU 2020-01 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2019 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable and Contract Assets, Net

On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. See Note 2. The cumulative effect of initially applying ASU 2016-13 had an immaterial impact on the Company’s opening balance of accumulated deficit.

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Accounts receivable amortized cost	$72,513	$69,767
Allowance for credit losses	(1,753)	(1,125)
Net accounts receivable	$70,760	$68,642

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$(1,125)	$(711)
Provision for expected credit losses	(743)	(148)
Write-offs	115	49
Balance, end of period	$(1,753)	$(810)

Contract assets, net is as follows (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Contract asset amortized cost	$3,585	$1,959
Allowance for credit losses	(25)	—
Net contract asset	$3,560	$1,959

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

Three Months Ended March 31, 2020
Balance, beginning of period	$—
Provision for expected credit losses	(25)
Write-offs	—
Balance, end of period	$(25)

Credit loss expense was $0.7 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$(175)	$(200)
Additions	(200)	—
Write-offs	—	—
Balance, end of period	$(375)	$(200)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	March 31, 2020	December 31, 2019
Furniture and equipment	5	$2,107	$1,785
Leasehold improvements (1)	5	4,672	4,074
System hardware	5	1,589	1,596
Office computers	3	5,803	5,309
Computer and system software	3	1,451	1,451
		15,622	14,215
Less accumulated depreciation and amortization		(8,515)	(7,931)
Property and equipment, net		$7,107	$6,284

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 5 years.

Depreciation and amortization expense for property and equipment was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of March 31, 2020
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$51,867	3 years	$(37,473)	$14,394
Total capitalized software development costs	$51,867		$(37,473)	$14,394

			As of December 31, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$49,909	3 years	$(35,622)	$14,287
Total capitalized software development costs	$49,909		$(35,622)	$14,287

The Company capitalized software development costs of $2.0 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization expense for capitalized software development costs was $1.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2020, for each of the following years is as follows (in thousands):

2020 (for the remaining nine months)	$5,770
2021	5,198
2022	3,270
2023	156
$14,394

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2020 and year ended December 31, 2019, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$473,254	$—	$—	$473,254
Total financial assets	$473,254	$—	$—	$473,254
Liabilities:
Contingent consideration	$—	$—	$2,530	$2,530
Total financial liabilities	$—	$—	$2,530	$2,530

	As of December 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$511,436	$—	$—	$511,436
Total financial assets	$511,436	$—	$—	$511,436

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2020.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. There were no Level 2 securities at March 31, 2020 and December 31, 2019.

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair Value at December 31, 2019	$—
Addition from Connexient acquisition	340
Addition from one2many acquisition	2,190
Fair value at March 31, 2020	$2,530

The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2).  As of March 31, 2020 and December 31, 2019, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $518.8 million and $450.4 million, respectively, and the carrying value of the notes was $355.5 million and $351.1 million, respectively. As of March 31, 2020 and December 31, 2019, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $306.4 million and $215.8 million, respectively, and the carrying value of the notes was $80.3 million and $79.2 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2019	$91,421
Foreign currency translation	(3,863)
Increase due to acquisitions	54,169
Balance at March 31, 2020	$141,727

There were no impairments recorded against goodwill during the three months ended March 31, 2020 and for the year ended December 31, 2019.

Intangible assets consisted of the following (in thousands):

			As of March 31, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$13,588	3.00	$(4,858)	$8,730
Tradenames	13,692	3.54	(3,651)	10,041
Customer relationships	77,433	7.00	(12,335)	65,098
Total intangible assets	$104,713		$(20,844)	$83,869

			As of December 31, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,485	3.00	$(4,232)	$5,253
Tradenames	11,437	3.50	(2,724)	8,713
Customer relationships	63,667	6.84	(10,533)	53,134
Total intangible assets	$84,589		$(17,489)	$67,100

Amortization expense for intangible assets was $4.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

The expected amortization of the intangible assets, as of March 31, 2020, for each of the next five years and thereafter is as follows (in thousands):

2020 (for the remaining nine months)	$13,951
2021	18,376
2022	15,178
2023	11,017
2024	10,294
Thereafter	15,053
$83,869

(8) Business Combinations

The Company continually evaluates potential acquisitions that either strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into new product lines or adjacent markets. The Company has completed a number of acquisitions that have been accounted for as business combinations under ASC 805, Business Combinations, and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, customer relationships and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. Significant estimation was required by management in determining the fair value of the customer relationship intangible assets and technology-related intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, customer attrition rates, amount and expected period of cash flows and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue.

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2020 Acquisitions

During the three months ended March 31, 2020, the Company acquired Connexient, Inc., CNL Software Limited and One2Many Group B.V. These acquisitions were not material individually or on a consolidated basis. Additionally, neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

Connexient, Inc.

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. The Company paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned by the sellers based on fiscal year 2020 revenue metrics. At the date of the acquisition, the Company preliminarily assessed the probabilities of Connexient meeting the fiscal year 2020 revenue metrics and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $0.3 million. The Company acquired Connexient to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration during the three months ended March 31, 2020 for the acquisition of Connexient made by the Company (in thousands):

Connexient
Assets acquired
Accounts receivable	$849
Prepaid expenses and other current assets	518
Property and equipment	9
Acquired technology	1,220
Trade names	630
Customer relationships	7,800
Goodwill	14,634
Other assets	238
Total assets acquired	25,898
Liabilities assumed
Accounts payable	727
Accrued expenses	208
Deferred revenue	2,420
Deferred tax liabilities	1,986
Other liabilities	211
Net assets acquired	$20,346
Consideration paid
Cash consideration, net of cash acquired	$10,991
Fair value of common stock issued	9,015
Contingent consideration	340
Total	$20,346

The weighted average useful life of all identified acquired intangible assets is 7.92 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 4.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Connexient’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of Connexient support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Connexient acquisition is not deductible for income tax purposes.

For the three months ended March 31, 2020, the Company incurred transaction costs of less than $0.1 million in connection with the Connexient acquisition, which were expensed as incurred and included in general and administrative expenses.

CNL Software Limited

On February 25, 2020, the Company entered into a Stock Purchase Agreement with CNL Software Limited (“CNL Software”) for a base consideration of approximately $35.6 million. The Company paid approximately $19.6 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.10 per share. The Company acquired CNL Software to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for IoT applications.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration during the three months ended March 31, 2020 for the acquisition of CNL Software made by the Company (in thousands):

CNL Software
Assets acquired
Accounts receivable	$1,926
Prepaid expenses and other current assets	640
Property and equipment	731
Acquired technology	2,150
Trade names	1,080
Customer relationships	5,500
Goodwill	28,811
Other assets	1,313
Total assets acquired	42,151
Liabilities assumed
Accounts payable	419
Accrued expenses	1,875
Deferred revenue	3,110
Deferred tax liabilities	1,614
Other liabilities	1,276
Net assets acquired	$33,857
Consideration paid
Cash paid, net of cash acquired	$17,907
Fair value of common stock issued	15,950
Total	$33,857

The weighted average useful life of all identified acquired intangible assets is 5.01 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 6.0 years and 4.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of CNL Software’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of CNL Software support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the CNL Software acquisition is not deductible for income tax purposes.

For the three months ended March 31, 2020, the Company incurred transaction costs of less than $0.1 million in connection with the CNL Software acquisition, which were expensed as incurred and included in general and administrative expenses.

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. (“one2many”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.0 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $2.2 million. The Company acquired one2many to expand the Company’s customer base and for its cell broadcast technology to enhance the Company’s public warning applications.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration during the three months ended March 31, 2020 for the acquisition of one2many made by the Company (in thousands):

one2many
Assets acquired
Accounts receivable	$521
Other current assets	1,575
Property and equipment	19
Acquired technology	970
Trade names	580
Customer relationships	3,100
Goodwill	10,724
Other assets	176
Total assets acquired	17,665
Liabilities assumed
Accounts payable	72
Accrued expenses	668
Deferred revenue	1,460
Deferred tax liabilities	1,163
Other current liabilities	136
Net assets acquired	$14,166
Consideration paid
Cash consideration, net of cash acquired	$6,507
Fair value of common stock issued	5,469
Contingent consideration	2,190
Total	$14,166

The weighted average useful life of all identified acquired intangible assets is 5.67 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of one2many’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of one2many support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the one2many acquisition is not deductible for income tax purposes.

For the three months ended March 31, 2020, the Company incurred transaction costs of less than $0.1 million in connection with the one2many acquisition, which were expensed as incurred and included in general and administrative expenses.

2019 Acquisitions

MissionMode Solutions, Inc.

On April 1, 2019, the Company entered into a Stock Purchase Agreement with MissionMode Solutions, Inc. (“MissionMode”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of MissionMode for base consideration of $6.8 million. There was also a potential contingent payment of up to $1.0 million that could have been earned in addition to the base consideration by the sellers based on successfully converting MissionMode’s customers to the Company’s products. At the date of the acquisition, the Company assessed the probabilities of MissionMode meeting the threshold to convert MissionMode’s customers to the Company’s products required for the seller to earn the contingent payment. Therefore, contingent consideration was recorded as part of the purchase price allocation and the fair value of the contingent consideration was determined to be $0.6 million. At December 31, 2019, it was determined to not be probable that MissionMode would meet the threshold to convert MissionMode’s customers to the Company’s products which resulted in a decrease of the contingent consideration obligation in the amount of $0.6 million. The Company’s acquisition of MissionMode was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of MissionMode’s business with the Company’s existing products.

Neither the investment in the assets nor the results of operations of the acquisition of MissionMode was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

NC4 Inc. and NC4 Public Sector

On July 29, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc., pursuant to which the Company purchased all of the outstanding membership interest of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) for total consideration of approximately $84.5 million. The Company paid approximately $51.7 million in cash at closing from the Company’s cash and cash equivalents. The remaining purchase price was paid with 320,998 newly issued shares of the Company’s common stock. On the date of this acquisition the average price of the Company’s common stock on the Nasdaq Global Market was $102.18 per share. On August 1, 2019, the Acquisition was consummated pursuant to the Purchase Agreement, except for the transfer of the NC4 Public Sector business which was consummated on September 30, 2019.  The Company determined that the two transactions should be accounted for as a single transaction in accordance with ASC 810-10-40-6, Consolidation, as the transactions were entered in contemplation of one another and were essentially a single transaction designed to achieve an overall commercial effect. The Company’s acquisition of NC4 was made primarily to expand the Company’s customer base and to a lesser extent to complement some of the existing facets of NC4’s business with the Company’s existing products.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration during the year ended December 31, 2019 for the acquisition of NC4 made by the Company (in thousands):

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

The weighted average useful life of all identified acquired intangible assets is 5.88 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 7.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

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

For the year ended December 31, 2019, the Company incurred transaction costs of $0.2 million in connection with the NC4 acquisition, which were expensed as incurred and included in general and administrative expenses.

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the three months ended March 31, 2019 as if the acquisition of NC4 had taken place on January 1, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands, except per share amount):

	Revenue	Net loss	Basic and Diluted Loss Per Share
For the three months ended March 31, 2019 pro forma	$47,373	$(16,020)	$(0.49)

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

(9) Convertible Senior Notes

0.125% Convertible Senior Notes Due 2024

In December 2019, the Company issued $450.0 million aggregate principal amount of 0.125% convertible senior notes due 2024, including $75.0 million aggregate principal amount of 2024 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020.

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

As of March 31, 2020, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of March 31, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(94,535)	(98,942)
Net carrying amount	$355,465	$351,058
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Three Months Ended March 31, 2020
0.125% coupon	$141
Amortization of debt discount and transaction costs	4,406
$4,547

As of March 31, 2020 and December 31, 2019, the fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s 2024 Notes classified in equity) were as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$518,787	$355,465	$450,414	$351,058

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

Based on the closing price of the Company’s common stock of $106.36 on March 31, 2020, the if-converted value of the 2024 Notes was less than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes due 2022 (the “2022 Notes”) including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes will mature on November 1, 2022, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of March 31, 2020. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.64%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, were recognized as an extinguishment loss in the amount of $1.4 million in Loss on extinguishment of convertible notes on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of Additional paid-in capital on the consolidated balance sheet in the amount of $36.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million recorded to additional paid-in capital on the consolidated balance sheet. No debt holders have exercised their right for conversion as of March 31, 2020. The 2022 Notes are classified as long-term on the consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

The 2022 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Liability component:
Principal	$92,000	$92,000
Less: debt discount, net of amortization	(11,747)	(12,776)
Net carrying amount	$80,253	$79,224
Equity component (1)	(14,555)	(14,555)

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital also includes $36.7 million market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $23.0 million principal balance repurchase of the 2022 Notes.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
1.50% coupon	$345	$432
Amortization of debt discount and transaction costs	1,030	1,201
	$1,375	$1,633

As of March 31, 2020 and December 31, 2019, the fair value of the 2022 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2022 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$306,360	$80,253	$215,801	$79,224

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

Based on the closing price of the Company’s common stock of $106.36 on March 31, 2020, the if-converted value of the 2022 Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2020, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2020, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At March 31, 2020 and December 31, 2019, there were 34,348,008 and 33,848,627 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “2016 ESPP”) became effective on September 15, 2016. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year by the lesser of 200,000 shares of the Company’s common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the three months ended March 31, 2020 and 2019, 30,943 and 24,266 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, unrecognized compensation cost related to the 2016 ESPP was $0.5 million which will be amortized over a weighted-average period of 0.46 years.

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

There were no stock options granted during the three months ended March 31, 2020 and 2019. The Company recorded stock-based compensation expense of $0.9 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively, attributed to stock options.

The total intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $9.2 million and $22.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2020 and 2019, the total intrinsic value of all outstanding options was $47.1 million and $62.2 million, respectively.

The fair value of shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50
Expected volatility (2)	55%	45%
Risk-free interest rate (3)	0.29%	2.52%
Dividend rate (4)	0%	0%

(1)	The expected term represents the contractual term of the ESPP;
(2)

The expected volatility of the Company’s common stock on the date of grant is based on the weighted average of the Company’s historical volatility as a public company, the implied volatility of publicly-traded options on the Company’s common stock and the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the grant; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost related to nonvested stock options was approximately $5.7 million as of March 31, 2020 and is expected to be recognized over a weighted average period of 1.7 years. The amount of cash received from the exercise of stock options during the three months ended March 31, 2020 and 2019 was $3.0 million and $8.7 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2019	723,383	$26.56
Granted	—	—
Exercised	(126,374)	23.80
Forfeited	(2,248)	31.95
Outstanding at March 30, 2020	594,761	27.13

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of March 31, 2020
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	594,761	7.26	$27.13
Vested and expected to vest	582,485	7.25	27.02
Exercisable	176,160	6.30	19.21

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2020	176,160	$19.21	418,601	$30.46

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted 81,845 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the three months ended March 31, 2020 and 2019 were $96.85 and $57.81, respectively. The fair values of RSUs that vested during the three months ended March 31, 2020 and 2019, were $2.2 million and $0.6 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded $4.5 million and $3.8 million, respectively, of stock-based compensation related to the RSUs. There were 44,606 RSUs that vested during the three months ended March 31, 2020.

As of March 31, 2020, there was $37.3 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.57 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2020, the Company granted 76,845 Performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the three months ended March 31, 2020, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $82.23 to $108.95 per share. During the three months ended March 31, 2019, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $64.86 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the three months ended March 31, 2020 and 2019 were $97.23 and $57.18, respectively. No PSUs vested during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, the Company recognized $4.6 million and $1.9 million, respectively, of stock compensation expense in connection with the PSU awards.

As of March 31, 2020, there was $32.0 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.90 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2020:

Number of Shares
Outstanding at December 31, 2019	1,314,791
Granted	158,690
Vested	(44,606)
Forfeited	(3,176)
Outstanding at March 31, 2020	1,425,699

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$608	$435
Sales and marketing	3,608	2,368
Research and development	1,874	1,410
General and administrative	4,220	3,572
Total	$10,310	$7,785

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

(12) Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The Company uses the if converted method for convertible senior notes for calculating any potential dilutive effect on diluted loss per share.

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of March 31,
	2020	2019
Convertible senior notes	6,733,914	3,411,199
Stock-based compensation grants	2,020,460	2,281,105
Total	8,754,374	5,692,304

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2020 was 5.4 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2024 Notes and 2022 Notes.

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

For the three months ended March 31, 2020 and 2019, the Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $0.3 million, respectively, resulting in an effective tax rate of (2.69)% and 2.12%, respectively. During the first quarter of 2020 there were deferred tax liabilities recorded in connection with the preliminary purchase price accounting for the Company’s completed first quarter acquisitions and certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $1.0 million being recorded in the quarter. This benefit was offset by foreign income taxes and state taxes of $0.3 million.

As of March 31, 2020, the Company had gross tax-effected unrecognized tax provision of $0.6 million, of which $0.6 million, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2020 and 2019, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020. The CARES Act includes various income and payroll tax measures. The income tax measures are not expected to materially impact our financial statements.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended March 31,
Primary Geographic Markets	2020	2019
United States	$46,949	$34,084
International	11,951	8,735
Total	$58,900	$42,819

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2020	2019
Subscription services	$53,811	$39,861
Professional services	4,481	2,958
Other	608	—
Total revenues	$58,900	$42,819

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet net of an allowance for credit losses, which is not material.

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $11.4 million and $9.9 million as of March 31, 2020 and December 31, 2019, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $14.5 million and $14.2 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, amortization expense for the deferred costs was $2.9 million and $1.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Deferred Revenue

$46.4 million and $31.7 million of subscription services revenue was recognized during the three months ended March 31, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $3.5 million of professional services revenue was recognized during the three months ended March 31, 2020 and was included in the deferred revenue balance at the beginning of the period. Professional services revenue recognized during the three months ended March 31, 2019 from deferred revenue balances at the beginning of the respective period was not material.

As of March 31, 2020, approximately $298.1 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $167.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of March 31, 2020, approximately $5.7 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $4.9 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2020 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.4 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	March 31, 2020	December 31, 2019
Balance sheet information
ROU assets	$16,457	$13,071
Lease liabilities, current	$3,858	$3,567
Lease liabilities, non-current	16,109	11,823
Total lease liabilities	$19,967	$15,390
Supplemental data
Weighted average remaining lease term	4.28 years	4.11 years
Weighted average discount rate	7.00%	7.00%
ROU assets obtained in exchange for new lease obligations during the respective period	$5,055	$17,724

Cash paid for amounts included in lease liabilities during the three months ended March 31, 2020 and 2019 was $1.2 million and $0.4 million, respectively.

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Year ending December 31,
2020 (for the remaining nine months)	$3,875
2021	5,278
2022	4,861
2023	4,787
2024	2,384
Thereafter	3,733
Total undiscounted lease payments	24,918
Less: imputed interest	(4,951)
Total lease liabilities	$19,967

The following table presents components of lease expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$1,149	$742
Short-term lease expense(1)	215	401
	1,364	1,143
Less: Sublease income	(46)	(3)
Total lease expense	$1,318	$1,140

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2020, we do not have any leases that have not yet commenced that create significant rights and obligations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the recent COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such as active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 5,200 customers as of March 31, 2020. Our customers are based in 50 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, seven of the 10 largest global automakers, all four of the largest global accounting firms, nine of the 10 largest U.S.-based health care providers and six of the 10 largest U.S.-based health insurers. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of March 31, 2020, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 91% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 61% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $58.9 million and $42.8 million for the three months ended March 31, 2020 and 2019, respectively, representing a period-over-period increase of 38%. We had net losses of $25.4 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, 24% and 29% of our customers, respectively, were located outside of the United States and these customers generated 20% of our total revenue for both the three months ended March 31, 2020 and 2019, respectively.

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

Recent Developments

Business Combinations

On February 7, 2020, we entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which we purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. We paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of our common stock. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned by the sellers based on fiscal year 2020 revenue metrics. At the date of the acquisition, we preliminarily assessed the probabilities of Connexient meeting the fiscal year 2020 revenue metrics and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $0.3 million. We acquired Connexient to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

On February 25, 2020, we entered into a Stock Purchase Agreement with CNL Software Limited (“CNL Software”) for a base consideration of approximately $35.6 million. We paid approximately $19.6 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of our common stock. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $104.10 per share. We acquired CNL Software to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions to broaden support for IoT applications.

On March 19, 2020, we entered into a Stock Purchase Agreement with One2Many Group B.V. (“one2many”) pursuant to which we purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.0 million. We paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of our common stock. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to us if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, we preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and determined them to be probable. Therefore, contingent consideration was recorded as part of the purchase price allocation and the preliminary fair value of the contingent consideration was determined to be $2.2 million. We acquired one2many to expand our customer base and for its cell broadcast technology to enhance our public warning applications.

Impacts of COVID-19 to Our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. At this time, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain. During the first quarter of 2020, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 outbreak that occurred in many countries beginning in early 2020. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives could impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part II—Item 1A, “Risk Factors,” included herein for an update that we made to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2019 to include information on risks associated with pandemics in general and COVID-19 specifically. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the severity of the outbreak, international actions being taken to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

In the first quarter of 2020, we launched COVID-19 Shield, a new set of Coronavirus Protection Solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic.

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

General and Administrative

General and administrative expense primarily consists of employee-related expenses for administrative, legal, finance and human resource personnel, including salaries, bonuses, benefits and stock-based compensation expense. General and administrative expense also includes professional fees, insurance premiums, corporate expenses, transaction-related costs, office-related expenses, facility costs, depreciation and amortization and software license costs. In the near term, we expect our general and administrative expense to increase on an absolute dollar basis as we continue to incur the costs associated with being a publicly traded company.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$58,900	$42,819
Cost of revenue(1)	20,889	13,981
Gross profit	38,011	28,838
Operating expenses:
Sales and marketing(1)	29,588	20,071
Research and development(1)	14,172	11,485
General and administrative(1)	15,911	10,558
Total operating expenses	59,671	42,114
Operating loss	(21,660)	(13,276)
Other income (expense), net	(4,426)	(564)
Loss before income taxes	(26,086)	(13,840)
Benefit from (provision for) income taxes	701	(294)
Net loss	$(25,385)	$(14,134)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense
Cost of revenue	$608	$435
Sales and marketing	3,608	2,368
Research and development	1,874	1,410
General and administrative	4,220	3,572
Total	$10,310	$7,785

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization expense:
Cost of revenue	$2,665	$2,013
Sales and marketing	233	147
Research and development	131	108
General and administrative	3,627	1,437
Total	$6,656	$3,705

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	35%	33%
Gross profit	65%	67%
Operating expenses:
Sales and marketing	50%	47%
Research and development	24%	27%
General and administrative	27%	25%
Total operating expenses	101%	98%
Operating loss	(37)%	(31)%
Other income (expense), net	(8)%	(1)%
Loss before income taxes	(44)%	(32)%
Benefit from (provision for) income taxes	1%	(1)%
Net loss	(43)%	(33)%

(1)	Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$58,900	$42,819	$16,081	37.6%

Revenue increased by $16.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was due to a $16.1 million increase in sales of our products driven by expansion of our customer base from 4,532 customers as of March 31, 2019 to 5,218 customers as of March 31, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$20,889	$13,981	$6,908	49.4%
Gross margin %	65%	67%

Cost of revenue increased by $6.9 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was due to a $3.5 million increase in hosting, software and messaging costs, a $2.6 million increase in employee-related costs associated with our increased headcount from 174 employees as of March 31, 2019 to 248 employees as of March 31, 2020, a $0.7 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.1 million increase in office related expenses.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$29,588	$20,071	$9,517	47.4%
% of revenue	50%	47%

Sales and marketing expense increased by $9.5 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to an $8.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 290 employees as of March 31, 2019 to 399 employees as of March 31, 2020. The remaining increase was principally the result of a $0.4 million increase in office related expenses to support the sales team, a $0.4 million increase in advertising related cost and trade show expense, and a $0.1 million increase in software expenses to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$14,172	$11,485	$2,687	23.4%
% of revenue	24%	27%

Research and development expense increased by $2.7 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to a $1.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 232 employees as of March 31, 2019 to 260 employees as of March 31, 2020, a $0.9 million increase in professional services, and a $0.3 million increase in hosting and software related costs to support research and development activities. A total of $1.6 million of internally developed software costs during the three months ended March 31, 2019 and $1.9 million of internally developed software costs during the three months ended March 31, 2020 were capitalized, resulting in a $0.3 million offset to the increase in the first quarter of 2020.

General and Administrative Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$15,911	$10,558	$5,353	50.7%
% of revenue	27%	25%

General and administrative expense increased by $5.4 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to a $2.2 million increase in depreciation and amortization and a $2.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 91 employees as of March 31, 2019 to 124 employees as of March 31, 2020. The remaining increase was due to a $0.4 million in software costs to support the administrative team and a $0.3 million increase in office related expenses to support the administrative team.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Other income (expense), net	$(4,426)	$(564)	$(3,862)	(684.8)%
% of revenue	(8)%	(1)%

Other expense increased by $3.9 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a $4.3 million increase in interest expense related to our convertible senior notes offset by $0.6 million of interest income earned on our investments as a result of proceeds invested from our convertible note and common stock offerings.

Other Metrics

We regularly monitor a number of financial and operating metrics including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$(4,771)	$(1,892)
Adjusted gross margin	39,358	29,606
Free cash flow	(1,727)	3,896

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment income and interest expense, net, provision for income taxes, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(25,385)	$(14,134)
Interest and investment (income) expense, net	4,349	458
(Benefit from) provision for income taxes	(701)	294
Depreciation and amortization	6,656	3,705
Stock-based compensation	10,310	7,785
Adjusted EBITDA	$(4,771)	$(1,892)

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

	Three Months Ended March 31,
	2020	2019
Gross profit	$38,011	$28,838
Amortization of acquired intangibles	739	333
Stock-based compensation	608	435
Adjusted gross margin	$39,358	$29,606

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

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$801	$8,687
Capital expenditures	(524)	(2,773)
Capitalized software development costs	(2,004)	(2,018)
Free cash flow	$(1,727)	$3,896

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles and accretion of interest on convertible senior notes. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$20,889	$13,981
Amortization of acquired intangibles	(739)	(333)
Stock-based compensation expense	(608)	(435)
Non-GAAP cost of revenue	$19,542	$13,213

Gross profit	$38,011	$28,838
Amortization of acquired intangibles	739	333
Stock-based compensation expense	608	435
Non-GAAP gross profit	$39,358	$29,606
Non-GAAP gross margin	66.8%	69.1%

Sales and marketing expense	$29,588	$20,071
Stock-based compensation expense	(3,608)	(2,368)
Non-GAAP sales and marketing	$25,980	$17,703

Research and development expense	$14,172	$11,485
Stock-based compensation expense	(1,874)	(1,410)
Non-GAAP research and development	$12,298	$10,075

General and administrative expense	$15,911	$10,558
Amortization of acquired intangibles	(3,407)	(1,297)
Stock-based compensation expense	(4,220)	(3,572)
Non-GAAP general and administrative	$8,284	$5,689

Total operating expenses	$59,671	$42,114
Amortization of acquired intangibles	(3,407)	(1,297)
Stock-based compensation expense	(9,702)	(7,350)
Non-GAAP total operating expenses	$46,562	$33,467

Operating loss	$(21,660)	$(13,276)
Amortization of acquired intangibles	4,146	1,630
Stock-based compensation expense	10,310	7,785
Non-GAAP operating loss	$(7,204)	$(3,861)

Net loss	$(25,385)	$(14,134)
Amortization of acquired intangibles	4,146	1,630
Stock-based compensation expense	10,310	7,785
Accretion of interest on convertible senior notes	5,436	1,201
Non-GAAP net loss	$(5,493)	$(3,518)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $498.4 million as of March 31, 2020. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As a result, we did not apply for, nor receive, a loan under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include delays in payments from our customers. The challenges posed by COVID-19 on our business are expected to evolve rapidly. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$539,662	$60,068
Cash provided by operating activities	801	8,687
Cash provided by (used in) investing activities	(37,469)	17,984
Cash provided by financing activities	4,168	148,638
Effects of exchange rates on cash	(666)	(28)
Cash, cash equivalents and restricted cash at end of period	$506,496	$235,349

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

Operating activities provided $0.8 million in cash in the three months ended March 31, 2020, primarily from an increase in non-cash operating expenses of $25.0 million and $1.2 million in cash provided by operating assets and liabilities, which was offset by our net loss of $25.4 million. Specifically, we recognized non-cash charges aggregating to $10.3 million for stock-based compensation, $6.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $5.4 million related to the accretion of interest on our convertible senior notes, $2.9 million for amortization of deferred commissions, and $0.9 million for provision for credit losses, offset by $1.2 million decrease in deferred income taxes. The net change in operating assets and liabilities of $1.2 million reflected a $5.1 million increase in deferred revenue, a $3.6 million increase in other liabilities, a $3.2 million increase in accrued employee related expenses due to timing of payments to employees, a $1.7 million increase in accrued expenses as a result of timing of payments made to vendors, and a $0.4 million decrease in accounts receivable. These amounts were offset by a $4.7 million increase in deferred cost, a $4.1 million increase in other assets, a $3.1 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.1 million net decrease in accounts payable.

Operating activities provided $8.7 million in cash in the three months ended March 31, 2019, primarily from $8.5 million in cash provided by operations as a result of changes in operating assets and liabilities, which was increased by $14.3 million of non-cash operating expenses and partially offset by our net loss of $14.1 million. Specifically, we recognized non-cash charges aggregating to $3.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $7.8 million for stock-based compensation, $1.6 million for amortization of deferred costs, $1.2 million related to the accretion of interest on our convertible senior notes, and $0.2 million for our bad debt provision which was offset by $0.2 million of investment income. The change in operating assets and liabilities reflected a $5.5 million decrease in accounts receivable, a $2.1 million decrease in other assets, a $3.1 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $1.2 million increase in accrued employee related expenses due to timing of payments to employees, a $2.8 million increase in deferred revenue and a $0.3 million increase in other liabilities. These increases were partially offset by a $4.2 million increase in prepaid expenses for upfront payments made for prepaid software and insurance and a $2.3 million decrease in deferred costs.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $37.5 million in cash in the three months ended March 31, 2020, due to $34.9 million of cash paid for the acquisitions of Connexient, CNL Software and one2many, a $2.0 million investment in software development, and $0.5 million in purchases of property and equipment.

Investing activities provided $18.0 million in cash in the three months ended March 31, 2019, primarily as a result of cash provided of $24.8 million in maturities of our short-term investments, which was offset by our purchase of short-term investments of $2.0 million, investment in software development of $2.0 million and our purchase of property and equipment of $2.8 million.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”), exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, payment of contingent consideration and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $4.2 million of cash in the three months ended March 31, 2020, which reflects proceeds of $3.0 million from the exercise of stock options and $1.7 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by cash payments of $0.5 million for other financing activities.

Financing activities provided $148.6 million of cash in the three months ended March 31, 2019, which reflects proceeds of $139.1 million from our common stock offering, $1.3 million from the issuance of stock under our employee stock purchase plan and proceeds of $8.7 million from the exercise of stock options. This amount was offset by a $0.3 million payment for employee withholding taxes, $0.1 million in payments on capital leases and a $0.1 million payment on a note payable.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear; however, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements.

Except for the accounting policies related to our accounts receivable and contract asset allowance for credit risk that were updated as set forth in Notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as a result of adopting Accounting Standards Update 2016-13 (as amended through March 2020), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of March 31, 2020, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2020, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2020.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes. The 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at March 31, 2020. No 2022 Notes holders have exercised their right for conversion as of March 31, 2020. The 2024 Notes were not convertible at March 31, 2020. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2024 Notes and 2022 Notes would result in a loss of approximately $5.4 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $498.4 million as of March 31, 2020, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our employees began working from home starting in March 2020. Management is continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. The risk factors set forth below are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for the additions or updates to these risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely in March 2020. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of their purchases of our products and services. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the first quarter of fiscal year 2020, there can be no assurance that these events will not have a material adverse impact on our financial results in subsequent quarters or the full fiscal year.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and services and could materially and adversely impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by the COVID-19 pandemic, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycles, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

Our operating results, including the levels of our revenue, renewal rates, cash flows, deferred revenue and gross margins, have historically varied from period to period, and we expect that these items will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and services;
•	customer renewal rates and ability to attract new customers;
•	the extent to which customers purchase additional products or services;
•	the mix of our products and services sold during a period;
•	network outages, security breaches, technical difficulties or interruptions with our products;
•	changes in the growth rate of the markets in which we compete;
•	sales of our products and services due to seasonality and customer demand;
•

the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of its industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our offerings;
•	decisions by potential customers to purchase critical event management products or services from other vendors;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	price competition;
•

our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the recent acquisitions of Connexient, CNL Software, and one2many, and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•	our ability to establish and grow relationships with partners to market and sell our products and services;
•

our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•	the cost or results of existing or unforeseen litigation and intellectual property infringement;
•	the strength of regional, national and global economies;
•

quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;

•	the impact of natural disasters or manmade problems such as terrorism or war; and
•	future accounting pronouncements or changes in our accounting policies.

Fluctuations in our quarterly operating results, key metrics, non-GAAP metrics and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of Connexient, CNL Software, and one2many and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date hereof, and the other information contained in or referred to in the factors described above and our current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. There are no comparable recent events that provide guidance as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide as of this date may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

On March 19, 2020, we issued 52,113 shares of our common stock to various persons and entities as partial consideration for our purchase of One2Many Group B.V. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Everbridge, Inc.		8-K	001-37874	3.1	9/21/16

3.2	Amended and Restated Bylaws of Everbridge, Inc.		8-K	001-37874	3.2	9/21/16

10.1+	Employment Agreement, dated as of October 8, 2019, by and between Everbridge, Inc. and Ajay Nigam.	X

10.2+	2020 Management Incentive Plan of Everbridge, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: May 8, 2020	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: May 8, 2020	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer