Form 10-Q
period 2020-06-30
EVERBRIDGE, INC.
filed 2020-08-10
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	EVBG	The Nasdaq Global Market

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

As of August 3, 2020, the registrant had 34,585,115 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$483,152	$531,575
Restricted cash	4,792	4,737
Accounts receivable, net	67,773	68,642
Prepaid expenses	10,519	6,675
Deferred costs and other current assets	18,381	13,501
Total current assets	584,617	625,130
Property and equipment, net	7,214	6,284
Capitalized software development costs, net	15,230	14,287
Goodwill	156,114	91,421
Intangible assets, net	86,785	67,100
Restricted cash	3,354	3,350
Prepaid expenses	2,372	2,009
Deferred costs and other assets	30,810	27,715
Total assets	$886,496	$837,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,279	$7,808
Accrued payroll and employee related liabilities	23,514	22,248
Accrued expenses	5,649	4,496
Deferred revenue	134,409	129,995
Contingent liabilities	4,292	—
Other current liabilities	7,388	4,819
Total current liabilities	185,531	169,366
Long-term liabilities:
Deferred revenue, noncurrent	4,346	3,471
Convertible senior notes	441,231	430,282
Deferred tax liabilities	4,720	2,002
Other long-term liabilities	16,522	11,863
Total liabilities	652,350	616,984
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,463,801 and 33,848,627 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	488,561	425,945
Accumulated deficit	(244,525)	(199,920)
Accumulated other comprehensive loss	(9,924)	(5,747)
Total stockholders’ equity	234,146	220,312
Total liabilities and stockholders’ equity	$886,496	$837,296

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$65,377	$48,405	$124,277	$91,224
Cost of revenue	19,423	14,739	40,312	28,720
Gross profit	45,954	33,666	83,965	62,504
Operating expenses:
Sales and marketing	28,741	22,015	58,329	42,086
Research and development	14,937	12,802	29,109	24,287
General and administrative	16,799	10,464	32,710	21,022
Total operating expenses	60,477	45,281	120,148	87,395
Operating loss	(14,523)	(11,615)	(36,183)	(24,891)
Other expense, net:
Interest and investment income	235	1,332	1,808	2,509
Interest expense	(5,998)	(1,654)	(11,920)	(3,289)
Other income (expense), net	(438)	12	(515)	(94)
Total other expense, net	(6,201)	(310)	(10,627)	(874)
Loss before income taxes	(20,724)	(11,925)	(46,810)	(25,765)
Benefit from (provision for) income taxes	1,504	(138)	2,205	(432)
Net loss	$(19,220)	$(12,063)	$(44,605)	$(26,197)
Net loss per share attributable to common stockholders:
Basic	$(0.56)	$(0.37)	$(1.30)	$(0.80)
Diluted	$(0.56)	$(0.37)	$(1.30)	$(0.80)
Weighted-average common shares outstanding:
Basic	34,402,704	33,015,861	34,238,887	32,645,522
Diluted	34,402,704	33,015,861	34,238,887	32,645,522

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,220)	$(12,063)	$(44,605)	$(26,197)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	2,343	271	(4,177)	293
Total comprehensive loss	$(16,877)	$(11,792)	$(48,782)	$(25,904)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941	—	30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	34	471,046	(225,305)	(12,267)	233,508
Issuance of common stock in connection with acquisition	38,425	—	5,074	—	—	5,074
Stock-based compensation	—	—	11,372	—	—	11,372
Vesting of restricted stock units	21,507	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(3,980)	—	(527)	—	—	(527)
Exercise of stock options	59,841	—	1,596	—	—	1,596
Other comprehensive income	—	—	—	—	2,343	2,343
Net loss	—	—	—	(19,220)	—	(19,220)
Balance at June 30, 2020	34,463,801	$34	$488,561	$(244,525)	$(9,924)	$234,146

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	33	351,247	(161,804)	(5,046)	184,430
Issuance of common stock, net of cost	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	8,282	—	—	8,282
Vesting of restricted stock units	25,720	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(1,410)	—	(116)	—	—	(116)
Exercise of stock options	243,920	—	4,741	—	—	4,741
Other comprehensive income	—	—	—	—	271	271
Net loss	—	—	—	(12,063)	—	(12,063)
Balance at June 30, 2019	33,150,319	$33	$364,149	$(173,867)	$(4,775)	$185,540

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,605)	$(26,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,976	7,700
Amortization of deferred costs	5,735	3,607
Deferred income taxes	(3,014)	83
Accretion of interest on convertible senior notes	10,949	2,424
Provision for credit losses and sales reserve	1,387	389
Stock-based compensation	21,588	15,793
Other non-cash adjustments	—	(245)
Changes in operating assets and liabilities:
Accounts receivable	3,341	(1,387)
Prepaid expenses	(3,265)	(3,461)
Deferred costs	(6,943)	(4,398)
Other assets	(3,429)	83
Accounts payable	2,164	3,669
Accrued payroll and employee related liabilities	(334)	(2,864)
Accrued expenses	(593)	(719)
Deferred revenue	(2,722)	1,523
Other liabilities	2,696	511
Net cash used in operating activities	(3,069)	(3,489)
Cash flows from investing activities:
Capital expenditures	(1,175)	(3,875)
Proceeds from landlord reimbursement	—	1,143
Payments for acquisition of business, net of acquired cash	(44,265)	(6,764)
Additions to capitalized software development costs	(4,673)	(3,949)
Purchase of short-term investments	—	(1,975)
Maturities of short-term investments	—	44,265
Net cash provided by (used in) investing activities	(50,113)	28,845
Cash flows from financing activities:
Proceeds from public offering, net of costs	—	139,110
Restricted stock units withheld to settle employee tax withholding liability	(927)	(449)
Proceeds from employee stock purchase plan	1,710	1,283
Proceeds from stock option exercises	4,585	13,487
Other	(131)	(548)
Net cash provided by financing activities	5,237	152,883
Effect of exchange rates on cash, cash equivalents and restricted cash	(419)	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,364)	178,187
Cash, cash equivalents and restricted cash—beginning of period	539,662	60,068
Cash, cash equivalents and restricted cash—end of period	$491,298	$238,255
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$974	$863
Taxes, net of refunds received	476	—
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	373	217
Capitalized development costs included in accounts payable and accrued expenses	3	14
Common stock issued in connection with acquisitions	35,508	—
Acquisition-related deferred common stock consideration	895	—
Contingent consideration in connection with acquisitions	4,220	—
Purchase accounting payable, net	619	—
Stock-based compensation capitalized for software development	152	338

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate any type of critical event. The Company’s enterprise applications, such as Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging, automate numerous critical event management processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, India and other countries.

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in our revenue transactions, allowances for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations convertible senior notes, and certain market-based performance equity awards. There have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. The global outbreak continues to cause instability and volatility in multiple markets where the Company conducts business which could cause changes to estimates as a result of the financial circumstances. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the timing of revenue recognition resulting from potential implementation delays, evaluating the recoverability of long-lived assets with finite useful lives for impairment and estimates of credit losses for accounts receivables and contract assets. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. As of the date of issuance of these financial statements, the Company’s results of operations have not been significantly impacted by the COVID-19 pandemic; however, the Company continues to monitor the situation.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and six months ended June 30, 2020 and 2019. No single customer comprised more than 10% of the Company’s total accounts receivable as of June 30, 2020 and December 31, 2019.

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

Based on the results of the Company’s evaluation, the adoption of ASU 2016-13 did not have a material impact on the reserve for credit losses as of January 1, 2020. Adoption of the standard had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s condensed consolidated statements of cash flows.

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

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Accounts receivable amortized cost	$70,030	$69,767
Allowance for credit losses	(2,257)	(1,125)
Net accounts receivable	$67,773	$68,642

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$(1,753)	$(810)	$(1,125)	$(711)
Provision for expected credit losses	(585)	(241)	(1,328)	(389)
Write-offs	81	—	196	49
Balance, end of period	$(2,257)	$(1,051)	$(2,257)	$(1,051)

Contract assets, net is as follows (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Contract asset amortized cost	$3,361	$1,959
Allowance for credit losses	(28)	—
Net contract asset	$3,333	$1,959

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$(25)	$—
Provision for expected credit losses	(3)	(28)
Write-offs	—	—
Balance, end of period	$(28)	$(28)

Credit loss expense was $0.4 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Credit loss expense was $1.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$(375)	$(200)	$(175)	$(200)
Additions	—	—	(200)	—
Write-offs	—	5	—	5
Balance, end of period	$(375)	$(195)	$(375)	$(195)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	June 30, 2020	December 31, 2019
Furniture and equipment	5	$2,157	$1,785
Leasehold improvements (1)	9	4,889	4,074
System hardware	5	1,616	1,596
Office computers	3	6,279	5,309
Computer and system software	3	1,469	1,451
		16,410	14,215
Less accumulated depreciation and amortization		(9,196)	(7,931)
Property and equipment, net		$7,214	$6,284

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $0.7 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense for property and equipment was $1.3 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of June 30, 2020
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$54,612	3 years	$(39,382)	$15,230
Total capitalized software development costs	$54,612		$(39,382)	$15,230

			As of December 31, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$49,909	3 years	$(35,622)	$14,287
Total capitalized software development costs	$49,909		$(35,622)	$14,287

The Company capitalized software development costs of $4.7 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization expense for capitalized software development costs was $1.9 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for capitalized software development costs was $3.8 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2020, for each of the following years is as follows (in thousands):

2020 (for the remaining six months)	$4,281
2021	6,065
2022	4,137
2023	747
$15,230

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2020 and year ended December 31, 2019, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$456,455	$—	$—	$456,455
Total financial assets	$456,455	$—	$—	$456,455
Liabilities:
Contingent consideration	$—	$—	$4,292	$4,292
Derivative instruments - acquisition-related deferred common stock consideration	—	938	—	938
Total financial liabilities	$—	$938	$4,292	$5,230

	As of December 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$511,436	$—	$—	$511,436
Total financial assets	$511,436	$—	$—	$511,436

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2020.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period and changes in fair value recorded as a component of other income (expense), net on the condensed consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2018	$—
Addition from MissionMode acquisition	550
Fair value at June 30, 2019	$550

Fair value at December 31, 2019	$—
Addition from Connexient acquisition	340
Addition from one2many acquisition	2,190
Fair value at March 31, 2020	2,530
Adjustment for Connexient acquisition	(340)
Addition from Techwan acquisition	2,030
Foreign currency translation	72
Fair value at June 30, 2020	$4,292

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

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2).  As of June 30, 2020 and December 31, 2019, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $615.2 million and $450.4 million, respectively, and the carrying value of the notes was $359.9 million and $351.1 million, respectively. As of June 30, 2020 and December 31, 2019, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $384.1 million and $215.8 million, respectively, and the carrying value of the notes was $81.3 million and $79.2 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2019	$91,421
Foreign currency translation	(2,558)
Increase due to acquisitions	67,251
Balance at June 30, 2020	$156,114

There were no impairments recorded against goodwill during the six months ended June 30, 2020 and for the year ended December 31, 2019.

Intangible assets consisted of the following (in thousands):

			As of June 30, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$11,951	3.00	$(2,966)	$8,985
Tradenames	14,072	3.56	(4,414)	9,658
Customer relationships	82,728	7.15	(14,586)	68,142
Total intangible assets	$108,751		$(21,966)	$86,785

			As of December 31, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,485	3.00	$(4,232)	$5,253
Tradenames	11,437	3.50	(2,724)	8,713
Customer relationships	63,667	6.84	(10,533)	53,134
Total intangible assets	$84,589		$(17,489)	$67,100

Amortization expense for intangible assets was $4.8 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $8.9 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $1.0 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $1.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company retired $4.0 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of June 30, 2020, for each of the next five years and thereafter is as follows (in thousands):

2020 (for the remaining six months)	$9,970
2021	19,699
2022	16,485
2023	11,991
2024	11,031
Thereafter	17,609
$86,785

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

2020 Acquisitions

During the six months ended June 30, 2020, the Company acquired Connexient, Inc., CNL Software Limited, One2Many Group B.V. and Techwan SA. These acquisitions were not material individually or on a consolidated basis. Additionally, neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

Connexient, Inc.

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. The Company paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned by the sellers based on fiscal year 2020 revenue metrics. During the three months ended June 30, 2020, the Company finalized Connexient’s contingent consideration attainment forecast. As a result, the fair value of the Contingent consideration was reduced to zero with a corresponding decrease to goodwill. The Company acquired Connexient to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s Critical Event Management (“CEM”) suite of solutions to broaden support for Internet of Things (“IoT”) applications.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Connexient made by the Company (in thousands):

Connexient
Assets acquired
Accounts receivable	$849
Prepaid expenses and other current assets	518
Property and equipment	9
Acquired technology	1,220
Trade names	630
Customer relationships	7,800
Goodwill	14,343
Other assets	238
Total assets acquired	25,607
Liabilities assumed
Accounts payable	751
Accrued expenses	208
Deferred revenue	2,420
Deferred tax liabilities	2,011
Other liabilities	211
Net assets acquired	$20,006
Consideration paid
Cash consideration, net of cash acquired	$10,991
Fair value of common stock issued	9,015
Total	$20,006

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

For the six months ended June 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the Connexient acquisition, which were expensed as incurred and included in general and administrative expenses.

CNL Software Limited

On February 25, 2020, the Company entered into a Stock Purchase Agreement with CNL Software Limited (“CNL Software”) for a base consideration of approximately $35.7 million. The Company paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.10 per share. The Company acquired CNL Software to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for IoT applications.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of
June 30, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of CNL Software made by the Company (in thousands):

CNL Software
Assets acquired
Accounts receivable	$1,979
Prepaid expenses and other current assets	640
Property and equipment	731
Acquired technology	2,150
Trade names	1,080
Customer relationships	5,500
Goodwill	28,824
Other assets	1,313
Total assets acquired	42,217
Liabilities assumed
Accounts payable	423
Accrued expenses	1,653
Deferred revenue	3,110
Deferred tax liabilities	1,775
Other liabilities	1,276
Net assets acquired	$33,980
Consideration paid
Cash paid, net of cash acquired	$18,030
Fair value of common stock issued	15,950
Total	$33,980

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

For the six months ended June 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the CNL Software acquisition, which were expensed as incurred and included in general and administrative expenses.

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. (“one2many”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million preliminary fair value of contingent consideration as part of the purchase price allocation. The Company acquired one2many to expand the Company’s customer base and for its cell broadcast technology to enhance the Company’s public warning applications.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of one2many made by the Company (in thousands):

one2many
Assets acquired
Accounts receivable	$521
Other current assets	1,441
Property and equipment	19
Acquired technology	970
Trade names	580
Customer relationships	3,100
Goodwill	10,704
Other assets	176
Total assets acquired	17,511
Liabilities assumed
Accounts payable	72
Accrued expenses	636
Deferred revenue	1,460
Deferred tax liabilities	985
Other current liabilities	136
Net assets acquired	$14,222
Consideration paid
Cash consideration, net of cash acquired	$6,563
Fair value of common stock issued	5,469
Contingent consideration	2,190
Total	$14,222

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

For the six months ended June 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the one2many acquisition, which were expensed as incurred and included in general and administrative expenses.

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million preliminary fair value of contingent consideration as part of the purchase price allocation. The Company acquired Techwan to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of
June 30, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Techwan made by the Company (in thousands):

Techwan
Assets acquired
Accounts receivable	$441
Other current assets	235
Acquired technology	1,140
Trade names	580
Customer relationships	5,000
Goodwill	13,380
Other assets	254
Total assets acquired	21,030
Liabilities assumed
Accrued expenses	673
Deferred revenue	1,190
Deferred tax liabilities	940
Other current liabilities	927
Net assets acquired	$17,300
Consideration paid
Cash consideration, net of cash acquired	$9,301
Fair value of common stock issued	5,074
Acquisition-related deferred common stock consideration	895
Contingent consideration	2,030
Total	$17,300

The weighted average useful life of all identified acquired intangible assets is 7.46 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Techwan’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of Techwan support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Techwan acquisition is not deductible for income tax purposes.

For the six months ended June 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the Techwan acquisition, which were expensed as incurred and included in general and administrative expenses.

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

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NC4 made by the Company (in thousands):

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

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the three and six months ended June 30, 2019 as if the acquisition of NC4 had taken place on January 1, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands, except per share amounts):

	Revenue	Net loss	Basic and Diluted Loss Per Share
For the three months ended June 30, 2019 pro forma	$52,994	$(13,598)	$(0.41)
For the six months ended June 30, 2019 pro forma	100,367	(29,618)	(0.90)

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

As of June 30, 2020, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of June 30, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(90,070)	(98,942)
Net carrying amount	$359,930	$351,058
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
0.125% coupon	$140	$281
Amortization of debt discount and transaction costs	4,466	8,872
	$4,606	$9,153

As of June 30, 2020 and December 31, 2019, the fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s 2024 Notes classified in equity) were as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$615,155	$359,930	$450,414	$351,058

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

Based on the closing price of the Company’s common stock of $138.36 on June 30, 2020, the if-converted value of the 2024 Notes was more than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes due 2022 including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes will mature on November 1, 2022, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of June 30, 2020. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.64%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, were recognized as an extinguishment loss in the amount of $1.4 million in Loss on extinguishment of convertible notes on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of Additional paid-in capital on the consolidated balance sheet in the amount of $36.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million recorded to additional paid-in capital on the consolidated balance sheet. No debt holders have exercised their right for conversion as of June 30, 2020. The 2022 Notes are classified as long-term on the consolidated balance sheet as of June 30, 2020 and December 31, 2019. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

The 2022 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Liability component:
Principal	$92,000	$92,000
Less: debt discount, net of amortization	(10,699)	(12,776)
Net carrying amount	$81,301	$79,224
Equity component (1)	(14,555)	(14,555)

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital also includes $36.7 million market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $23.0 million principal balance repurchase of the 2022 Notes.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
1.50% coupon	$345	$433	$690	$865
Amortization of debt discount and transaction costs	1,047	1,223	2,077	2,424
	$1,392	$1,656	$2,767	$3,289

As of June 30, 2020 and December 31, 2019, the fair value of the 2022 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2022 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$384,100	$81,301	$215,801	$79,224

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

Based on the closing price of the Company’s common stock of $138.36 on June 30, 2020, the if-converted value of the 2022 Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2020, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2020, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At June 30, 2020 and December 31, 2019, there were 34,463,801 and 33,848,627 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2020 and 2019, 30,943 and 24,266 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded stock-based compensation expense of $0.6 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized compensation cost related to the 2016 ESPP was $0.2 million which will be amortized over a weighted-average period of 0.21 years.

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

There were no stock options granted during the six months ended June 30, 2020 and 2019. The Company recorded stock-based compensation expense of $1.0 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, attributed to stock options. The Company recorded stock-based compensation expense of $1.9 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively, attributed to stock options.

The total intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was $15.4 million and $37.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2020 and 2019, the total intrinsic value of all outstanding options was $59.4 million and $61.7 million, respectively.

The fair value of shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
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

Total unrecognized compensation cost related to nonvested stock options was approximately $4.8 million as of June 30, 2020 and is expected to be recognized over a weighted average period of 1.4 years. The amount of cash received from the exercise of stock options during the six months ended June 30, 2020 and 2019 was $4.6 million and $13.5 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2019	723,383	$26.56
Exercised	(186,215)	24.63
Forfeited	(2,993)	32.23
Outstanding at June 30, 2020	534,175	27.21

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of June 30, 2020
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	534,175	7.01	$27.21
Vested and expected to vest	525,042	7.00	27.11
Exercisable	180,975	6.16	20.09

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2020	180,975	$20.09	353,200	$30.85

Restricted Stock Units

During the six months ended June 30, 2020, the Company granted 127,037 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the six months ended June 30, 2020 and 2019 were $109.31 and $64.12, respectively. The fair values of RSUs that vested during the six months ended June 30, 2020 and 2019, were $4.0 million and $3.6 million, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded $4.8 million and $4.6 million, respectively, of stock-based compensation related to the RSUs. During the six months ended June 30, 2020 and 2019, the Company recorded $9.3 million and $8.4 million, respectively, of stock-based compensation related to the RSUs. There were 66,113 RSUs that vested during the six months ended June 30, 2020.

As of June 30, 2020, there was $37.9 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.47 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2020, the Company granted 118,422 Performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the six months ended June 30, 2020, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $82.23 to $158.95 per share. During the six months ended June 30, 2019, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $85.63 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the six months ended June 30, 2020 and 2019 were $108.57 and $62.03, respectively. No PSUs vested during the six months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, the Company recognized $5.2 million and $1.8 million, respectively, of stock compensation expense in connection with the PSU awards. During the six months ended June 30, 2020 and 2019, the Company recognized $9.8 million and $3.7 million, respectively, of stock compensation expense in connection with the PSU awards.

As of June 30, 2020, there was $31.6 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.82 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2020:

Number of Shares
Outstanding at December 31, 2019	1,314,791
Granted	245,459
Vested	(66,113)
Forfeited	(9,424)
Outstanding at June 30, 2020	1,484,713

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$703	$412	$1,311	$847
Sales and marketing	3,917	2,547	7,525	4,915
Research and development	2,298	2,692	4,172	4,166
General and administrative	4,360	2,631	8,580	6,203
Total	$11,278	$8,282	$21,588	$16,131

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2020	2019
Convertible senior notes	6,733,914	3,411,199
Stock-based compensation grants	2,018,888	2,058,120
Total	8,752,802	5,469,319

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2020 was 5.3 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2024 Notes and 2022 Notes.

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

For the three months ended June 30, 2020 and 2019, the Company recorded a benefit from income taxes of $1.5 million and a provision for income taxes of $0.1 million, respectively, resulting in an effective tax rate of 7.26% and (1.16)%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a benefit from income taxes of $2.2 million and a provision for income taxes of $0.4 million, respectively, resulting in an effective tax rate of 4.71% and (1.68)%, respectively. During the six months ended June 30, 2020, there were deferred tax liabilities recognized in connection with the preliminary purchase price accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $1.0 million related to US acquired entities and a discrete tax benefit of approximately $0.8 million related to non-US acquisitions being recognized during the six months ended June 30, 2020. Due to the enactment of California law during the second quarter of 2020 which suspends the utilization of net operating losses, a discrete expense of $0.5 million was recognized in the second quarter of 2020.

As of June 30, 2020, the Company had gross tax-effected unrecognized tax provision of $0.8 million, of which $0.8 million if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2020 and 2019, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Primary Geographic Markets	2020	2019	2020	2019
United States	$51,017	$36,591	$97,966	$70,675
International	14,360	11,814	26,311	20,549
Total	$65,377	$48,405	$124,277	$91,224

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription services	$59,506	$42,331	$113,317	$82,806
Professional services	4,653	3,222	9,134	5,566
Software licenses and other	1,218	2,852	1,826	2,852
Total revenues	$65,377	$48,405	$124,277	$91,224

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $11.2 million and $9.9 million as of June 30, 2020 and December 31, 2019, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $14.1 million and $14.2 million as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020 and 2019, amortization expense for the deferred costs was $2.8 million and $2.0 million, respectively. During the six months ended June 30, 2020 and 2019, amortization expense for the deferred costs was $5.7 million and $3.6 million, respectively. There was no impairment loss in relation to the costs capitalized for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Deferred Revenue

$51.2 million and $35.0 million of subscription services revenue was recognized during the three months ended June 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $83.0 million and $62.9 million of subscription services revenue was recognized during the six months ended June 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $3.9 million and $5.4 million of professional services revenue was recognized during the three and six months ended June 30, 2020, respectively, and was included in the deferred revenue balance at the beginning of the period. Professional services revenue recognized during the three and six months ended June 30, 2019 from deferred revenue balances at the beginning of the respective period was not material.

As of June 30, 2020, approximately $311.1 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $176.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of June 30, 2020, approximately $7.6 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $6.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2020 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.6 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease expense, including expenses related to short-term leases, were $3.0 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	June 30, 2020	December 31, 2019
Balance sheet information
ROU assets	$16,089	$13,071
Lease liabilities, current	$4,172	$3,567
Lease liabilities, non-current	15,528	11,823
Total lease liabilities	$19,700	$15,390
Supplemental data
Weighted average remaining lease term	4.04 years	4.11 years
Weighted average discount rate	7.00%	7.00%

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in lease liabilities	$2,330	$1,286
ROU assets obtained in exchange for new lease obligations	4,853	22,379

Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

Year ending December 31,
2020 (for the remaining six months)	$2,557
2021	5,193
2022	4,915
2023	4,794
2024	2,344
Thereafter	3,650
Total undiscounted lease payments	23,453
Less: imputed interest	(3,753)
Total lease liabilities	$19,700

The following table presents components of lease expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$1,276	$991	$2,425	$1,733
Short-term lease expense(1)	337	151	552	552
	1,613	1,142	2,977	2,285
Less: Sublease income	(92)	(9)	(138)	(12)
Total lease expense	$1,521	$1,133	$2,839	$2,273

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of June 30, 2020, we do not have any leases that have not yet commenced that create significant rights and obligations.

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

(18) Subsequent Event

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited (“SnapComms”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.2 million. The Company paid $13.2 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the first anniversary of the acquisition date, the Company expects to pay deferred consideration of approximately $3.3 million in cash and shares of the Company’s common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. The Company acquired SnapComms for its internal communications software strategic technology assets to enhance the Company’s CEM suite of solutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the recent COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats such including shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in 22 languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Incident Management, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Crisis Management, Community Engagement, Risk Intelligence and Secure Messaging. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 5,300 customers as of June 30, 2020. Our customers are based in 50 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, all four of the largest global accounting firms, nine of the 10 largest U.S.-based health care providers and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of June 30, 2020, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 55% of our revenue in each of the last three fiscal years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $65.4 million and $48.4 million for the three months ended June 30, 2020 and 2019, respectively, representing a period-over-period increase of 35%. We generated revenue of $124.3 million and $91.2 million for the six months ended June 30, 2020 and 2019, respectively, representing a period-over-period increase of 36%. We had net losses of $19.2 million and $12.1 million for the three months ended June 30, 2020 and 2019, respectively. We had net losses of $44.6 million and $26.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, 26% and 29% of our customers, respectively, were located outside of the United States. These customers generated 22% and 24% of our total revenue for the three months ended June 30, 2020 and 2019, respectively and 21% and 23% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Recent Developments

Business Combinations

On May 27, 2020, we entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which we purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. We paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of our common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of our common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, we preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million preliminary fair value of contingent consideration as part of the purchase price allocation. We acquired Techwan to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions.

Impacts of COVID-19 to Our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. At this time, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain. During the first half of 2020, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 outbreak that occurred in many countries beginning in early 2020. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part II—Item 1A, “Risk Factors,” included herein for an update that we made to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2019 to include information on risks associated with pandemics in general and COVID-19 specifically. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

In the first quarter of 2020, we launched COVID-19 Shield, a new set of Coronavirus Protection Solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic. In the second quarter of 2020, we launched several additional software solutions, including (1) COVID-19 Return to Work, a software solution designed to help businesses and governments navigate the complexity of operating during the next phase of the COVID-19 pandemic and prepare to bring back the workforce and reopen society; (2) COVID-19 Shield: Contact Tracing, a solution for corporate, government and healthcare organizations to supplement or complement existing manual contact tracing efforts; and (3) Everbridge Control Center, a physical security information management software platform designed to help organizations return to work by integrating and managing data and analytics from video cameras, thermal cameras, badge access and other building systems, and by automating the response to help organizations ensure the safety and protection of employees, as well as compliance with social distancing and personal protective equipment policies. These new products were built off of our existing platforms.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$65,377	$48,405	$124,277	$91,224
Cost of revenue(1)	19,423	14,739	40,312	28,720
Gross profit	45,954	33,666	83,965	62,504
Operating expenses:
Sales and marketing(1)	28,741	22,015	58,329	42,086
Research and development(1)	14,937	12,802	29,109	24,287
General and administrative(1)	16,799	10,464	32,710	21,022
Total operating expenses	60,477	45,281	120,148	87,395
Operating loss	(14,523)	(11,615)	(36,183)	(24,891)
Other expense, net	(6,201)	(310)	(10,627)	(874)
Loss before income taxes	(20,724)	(11,925)	(46,810)	(25,765)
Benefit from (provision for) income taxes	1,504	(138)	2,205	(432)
Net loss	$(19,220)	$(12,063)	$(44,605)	$(26,197)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense
Cost of revenue	$703	$412	$1,311	$847
Sales and marketing	3,917	2,547	7,525	4,915
Research and development	2,298	2,418	4,172	3,828
General and administrative	4,360	2,631	8,580	6,203
Total	$11,278	$8,008	$21,588	$15,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expense:
Cost of revenue	$2,866	$2,248	$5,531	$4,261
Sales and marketing	234	194	467	341
Research and development	149	133	280	241
General and administrative	4,071	1,420	7,698	2,857
Total	$7,320	$3,995	$13,976	$7,700

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	30%	30%	32%	31%
Gross profit	70%	70%	68%	69%
Operating expenses:
Sales and marketing	44%	45%	47%	46%
Research and development	23%	26%	23%	27%
General and administrative	26%	22%	26%	23%
Total operating expenses	93%	94%	97%	96%
Operating loss	(22)%	(24)%	(29)%	(27)%
Other expense, net	(9)%	(1)%	(9)%	(1)%
Loss before income taxes	(32)%	(25)%	(38)%	(28)%
Benefit from (provision for) income taxes	2%	*	2%	*
Net loss	(29)%	(25)%	(36)%	(28)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$65,377	$48,405	$16,972	35.1%

Revenue increased by $17.0 million for the three months ended June 30, 2020 compared to the same period in 2019. The increase was due to a $17.0 million increase in sales of our products driven by expansion of our customer base from 4,667 customers as of June 30, 2019 to 5,340 customers as of June 30, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$19,423	$14,739	$4,684	31.8%
Gross margin %	70%	70%

Cost of revenue increased by $4.7 million for the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $3.1 million increase in employee-related costs associated with our increased headcount from 180 employees as of June 30, 2019 to 270 employees as of June 30, 2020, a $0.8 million increase in hosting, software and messaging costs, a $0.6 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.1 million increase in office related expenses.

Gross margin percentage remained flat during the three months ended June 30, 2020 as compared to the same period in 2019.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$28,741	$22,015	$6,726	30.6%
% of revenue	44%	45%

Sales and marketing expense increased by $6.7 million for the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $6.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 328 employees as of June 30, 2019 to 422 employees as of June 30, 2020. The remaining increase was principally the result of a $0.3 million increase in office related expenses and a $0.2 million increase in software expenses, both to support the sales team, as well as a $0.1 million increase in advertising related costs and trade show expenses.

Research and Development Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$14,937	$12,802	$2,135	16.7%
% of revenue	23%	26%

Research and development expense increased by $2.1 million for the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $1.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 243 employees as of June 30, 2019 to 277 employees as of June 30, 2020, a $1.1 million increase in professional services, and a $0.3 million increase in hosting and software related costs to support research and development activities. A total of $2.4 million of internally developed software costs during the three months ended June 30, 2019 and $1.8 million of internally developed software costs during the three months ended June 30, 2020 were capitalized, resulting in a $0.6 million offset to the increase in the second quarter of 2020.

General and Administrative Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$16,799	$10,464	$6,335	60.5%
% of revenue	26%	22%

General and administrative expense increased by $6.3 million for the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $2.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 106 employees as of June 30, 2019 to 137 employees as of June 30, 2020 and a $2.7 million increase in depreciation and amortization. The remaining increase was principally due to a $0.7 million increase in professional services and office related expenses and a $0.2 million in software costs, both to support the administrative team.

Other Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Other expense, net	$(6,201)	$(310)	$(5,891)	(1900.3)%
% of revenue	(9)%	(1)%

Other expense, net increased by $5.9 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a $4.3 million increase in interest expense related to our convertible senior notes and a decrease of $1.1 million of interest income due lower interest rates on our investment balances.

Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Benefit from (provision for) income taxes	$1,504	$(138)	$1,642	(1189.9)%
% of revenue	2%	(0)%

The Company incurred losses during the three months ended June 30, 2020 which are expected to be realized during the year or recognized as a deferred tax asset as of December 31, 2020; therefore, an income tax benefit of $1.0 million has been recorded attributed to those losses. The Company also recorded a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a non-U.S. valuation allowance of $0.6 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$124,277	$91,224	$33,053	36.2%

Revenue increased by $33.1 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was due to a $33.1 million increase in sales of our products driven by expansion of our customer base from 4,667 customers as of June 30, 2019 to 5,340 customers as of June 30, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$40,312	$28,720	$11,592	40.4%
Gross margin %	68%	69%

Cost of revenue increased by $11.6 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was due to a $5.7 million increase in employee-related costs associated with our increased headcount from 180 employees as of June 30, 2019 to 270 employees as of June 30, 2020, a $4.3 million increase in hosting, software and messaging costs, a $1.3 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.3 million increase in office related expenses.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$58,329	$42,086	$16,243	38.6%
% of revenue	47%	46%

Sales and marketing expense increased by $16.2 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $14.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 328 employees as of June 30, 2019 to 422 employees as of June 30, 2020. The remaining increase was principally the result of a $0.7 million increase in office related expenses to support the sales team, a $0.5 million increase in advertising related cost and trade show expense, and a $0.3 million increase in software expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$29,109	$24,287	$4,822	19.9%
% of revenue	23%	27%

Research and development expense increased by $4.8 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $2.9 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 243 employees as of June 30, 2019 to 277 employees as of June 30, 2020, a $2.0 million increase in professional services, and a $0.6 million increase in hosting and software related costs to support research and development activities. A total of $4.2 million of internally developed software costs during the six months ended June 30, 2019 and $3.4 million of internally developed software costs during the six months ended June 30, 2020 were capitalized, resulting in a $0.8 million offset to the increase in the first half of 2020.

General and Administrative Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$32,710	$21,022	$11,688	55.6%
% of revenue	26%	23%

General and administrative expense increased by $11.7 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $4.8 million increase in depreciation and amortization and a $4.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 106 employees as of June 30, 2019 to 137 employees as of June 30, 2020. The remaining increase was due to a $0.9 million increase in professional services and office related expenses and a $0.6 million in software costs both to support the administrative team.

Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Other expense, net	$(10,627)	$(874)	$(9,753)	(1115.9)%
% of revenue	(9)%	(1)%

Other expense, net increased by $9.8 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a $8.6 million increase in interest expense related to our convertible senior notes and a decrease of $0.7 million of interest income due lower interest rates on our investment balances.

Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Benefit from (provision for) income taxes	$2,205	$(432)	$2,637	(610.4)%
% of revenue	2%	(0)%

The Company incurred losses for the six months ended June 30, 2020 which are expected to be realized during the year or recognized as a deferred tax asset as of December 31, 2020; therefore, an income tax benefit of $1.0 million has been recorded attributed to those losses. The Company also recorded a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a U.S. valuation allowance of $1.0 million and a non-U.S. valuation allowance of $0.8 million for the six months ended June 30, 2020.  These discrete tax benefits were offset by a discrete tax expense for a change in U.S. valuation allowance of $0.5 million relating to changes in California tax law related to suspended net operating losses.

Other Metrics

We regularly monitor a number of financial and operating metrics including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$3,637	$400	$(1,134)	$(1,492)
Adjusted gross margin	47,586	34,435	86,944	64,041
Free cash flow	(7,190)	(15,209)	(8,917)	(11,313)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment expense, net, (benefit from) provision for income taxes, depreciation and amortization expense and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,220)	$(12,063)	$(44,605)	$(26,197)
Interest and investment expense, net	5,763	322	10,112	780
(Benefit from) provision for income taxes	(1,504)	138	(2,205)	432
Depreciation and amortization	7,320	3,995	13,976	7,700
Stock-based compensation	11,278	8,008	21,588	15,793
Adjusted EBITDA	$3,637	$400	$(1,134)	$(1,492)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit	$45,954	$33,666	$83,965	$62,504
Amortization of acquired intangibles	929	357	1,668	690
Stock-based compensation	703	412	1,311	847
Adjusted gross margin	$47,586	$34,435	$86,944	$64,041

•

Free Cash Flow. Free cash flow represents net cash from operating activities minus capital expenditures and capitalized software development costs. Free cash flow is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for internally-developed software facilitates comparisons of our operating performance on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance. Free cash flow is not a measure calculated in accordance with GAAP. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider free cash flow alongside our other GAAP-based financial performance measures, net cash provided by operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash for operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(3,870)	$(12,176)	$(3,069)	$(3,489)
Capital expenditures	(651)	(1,102)	(1,175)	(3,875)
Capitalized software development costs	(2,669)	(1,931)	(4,673)	(3,949)
Free cash flow	$(7,190)	$(15,209)	$(8,917)	$(11,313)

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

The following table reconciles our GAAP to non-GAAP financial measures for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$19,423	$14,739	$40,312	$28,720
Amortization of acquired intangibles	(929)	(357)	(1,668)	(690)
Stock-based compensation	(703)	(412)	(1,311)	(847)
Non-GAAP cost of revenue	$17,791	$13,970	$37,333	$27,183

Gross profit	$45,954	$33,666	$83,965	$62,504
Amortization of acquired intangibles	929	357	1,668	690
Stock-based compensation	703	412	1,311	847
Non-GAAP gross profit	$47,586	$34,435	$86,944	$64,041
Non-GAAP gross margin	72.8%	71.1%	70.0%	70.2%

Sales and marketing	$28,741	$22,015	$58,329	$42,086
Stock-based compensation	(3,917)	(2,547)	(7,525)	(4,915)
Non-GAAP sales and marketing	$24,824	$19,468	$50,804	$37,171

Research and development	$14,937	$12,802	$29,109	$24,287
Stock-based compensation	(2,298)	(2,418)	(4,172)	(3,828)
Non-GAAP research and development	$12,639	$10,384	$24,937	$20,459

General and administrative	$16,799	$10,464	$32,710	$21,022
Amortization of acquired intangibles	(3,798)	(1,255)	(7,205)	(2,552)
Stock-based compensation	(4,360)	(2,631)	(8,580)	(6,203)
Non-GAAP general and administrative	$8,641	$6,578	$16,925	$12,267

Total operating expenses	$60,477	$45,281	$120,148	$87,395
Amortization of acquired intangibles	(3,798)	(1,255)	(7,205)	(2,552)
Stock-based compensation	(10,575)	(7,596)	(20,277)	(14,946)
Non-GAAP operating expenses	$46,104	$36,430	$92,666	$69,897

Operating loss	$(14,523)	$(11,615)	$(36,183)	$(24,891)
Amortization of acquired intangibles	4,727	1,612	8,873	3,242
Stock-based compensation	11,278	8,008	21,588	15,793
Non-GAAP operating income (loss)	$1,482	$(1,995)	$(5,722)	$(5,856)

Net loss	$(19,220)	$(12,063)	$(44,605)	$(26,197)
Amortization of acquired intangibles	4,727	1,612	8,873	3,242
Stock-based compensation	11,278	8,008	21,588	15,793
Accretion of interest on convertible senior notes	5,513	1,223	10,949	2,424
Non-GAAP net income (loss)	$2,298	$(1,220)	$(3,195)	$(4,738)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $483.2 million as of June 30, 2020. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$506,496	$235,349	$539,662	$60,068
Cash used in operating activities	(3,870)	(12,176)	(3,069)	(3,489)
Cash provided by (used in) investing activities	(12,644)	10,861	(50,113)	28,845
Cash provided by financing activities	1,069	4,245	5,237	152,883
Effects of exchange rates on cash	247	(24)	(419)	(52)
Cash, cash equivalents and restricted cash at end of period	$491,298	$238,255	$491,298	$238,255

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

Operating activities used $3.1 million in cash in the six months ended June 30, 2020, primarily as a result of our net loss of $44.6 million as well as $9.1 million in cash used by operating assets and liabilities, which was offset by an increase in non-cash operating expenses of $50.6 million. Specifically, we recognized non-cash charges aggregating to $21.6 million for stock-based compensation, $14.0 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $10.9 million related to the accretion of interest on our convertible senior notes, $5.7 million for amortization of deferred commissions, and $1.4 million for provision for credit losses, offset by $3.0 million decrease in deferred income taxes. The net change in operating assets and liabilities of $9.1 million reflected a $6.9 million increase in deferred cost, a $3.4 million increase in other assets, a $3.3 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $2.7 million decrease in deferred revenue, a $0.6 million decrease in accrued expenses as a result of timing of payments made to vendors, and a $0.3 million decrease in accrued employee related expenses due to timing of payments to employees. These amounts were offset by a $3.3 million decrease in accounts receivable, a $2.7 million increase in other liabilities, and a $2.2 million net increase in accounts payable.

Operating activities used $3.5 million in cash in the six months ended June 30, 2019, primarily due to $7.0 million in cash used by operations as a result of changes in operating assets and liabilities, which was increased by $29.8 million of non-cash operating expenses and partially offset by our net loss of $26.2 million. Specifically, we recognized non-cash charges aggregating to $7.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $15.8 million for stock-based compensation, $3.6 million for amortization of deferred commissions and $2.4 million related to the accretion of interest on our convertible senior notes which was offset by a decrease of $0.2 million of investment income. The change in operating assets and liabilities reflected a $2.9 million increase in accounts payable and accrued expenses as a result of timing of payments made to vendors, a $1.5 million increase in deferred revenue and a $1.0 million increase in other liabilities. These increases were partially offset by a $1.4 million increase in accounts receivable, a $3.5 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $4.4 million increase in deferred cost and a $2.9 million decrease in accrued employee related expenses due to timing of payments to employees.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $50.1 million in cash in the six months ended June 30, 2020, which consists of $44.3 million of cash paid for the acquisitions of Connexient, Inc. (“Connexient”), CNL Software Limited (“CNL Software”), One2Many Group B.V. (“one2many”) and Techwan, a $4.7 million investment in software development, and $1.2 million in purchases of property and equipment.

Investing activities provided $28.8 million in cash in the six months ended June 30, 2019, which consists of maturities of short-term investments of $44.3 million and $1.1 million attributed to a landlord reimbursement. This was offset by our investment in software development of $4.0 million, our purchase of property and equipment of $3.9 million, $6.8 million in cash used for acquisitions and a $2.0 million in purchases of short-term investments.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”), proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, payment of contingent consideration and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $5.2 million of cash in the six months ended June 30, 2020, which reflects proceeds of $4.6 million from the exercise of stock options and $1.7 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by a $0.9 million payment for employee withholding taxes related to the issuance of restricted stock units and cash payments of $0.1 million for other financing activities.

Financing activities provided $152.9 million of cash in the six months ended June 30, 2019, which reflects proceeds of $139.1 million from our common stock offering, $1.3 million from the issuance of stock under our employee stock purchase plan and proceeds of $13.5 million from the exercise of stock options. This amount was offset by a $0.5 million payment for employee withholding taxes related to the issuance of restricted stock units, $0.1 million in payments on finance leases and a $0.4 million payment on note payables.

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

Contractual Obligations and Commitments

As of June 30, 2020, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2020, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2020.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $92 million remain outstanding. The 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at June 30, 2020. No 2022 Notes holders have exercised their right for conversion as of June 30, 2020. The 2024 Notes were not convertible at June 30, 2020. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2024 Notes and 2022 Notes would result in a loss of approximately $5.4 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $483.2 million as of June 30, 2020, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. The risk factors set forth below are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for the additions or updates to these risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

In addition, governmental and other customers may require our applications to comply with certain privacy, security or other certifications and standards. For instance, with regard to transfers of personal data, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. While we have other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU customer and employee information to the United States, this invalidation decision could result in increased costs of compliance and limitations on our customers and us. Further, it is possible that these other transfer mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move this data. If our applications fail to maintain compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our applications to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations and financial condition. If our policies and practices are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, and our business could be negatively impacted.

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

While we have taken steps to mitigate the impact of the GDPR on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. For example, on July 16, 2020, the CJEU invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the EEA to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the

United States, and even require ad hoc verification of measures taken with respect to data flows. The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. This could result in increased costs of compliance and limitations on our customers and us. More generally, we find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. Potential or actual legal proceedings could lead to one or both of these mechanisms being declared invalid. Further, despite our ongoing efforts to maintain compliance with the GDPR, we may not be successful either due to various factors within our control (such as limited financial or human resources) or outside our control (such as a lack of vendor cooperation). It’s also possible that local data protection authorities (DPAs) may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures remain in place to varying degrees. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely in March 2020. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of their purchases of our products and services. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which cannot be predicted or quantified at this time. We may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the first half of fiscal year 2020, there can be no assurance that these events will not have a material adverse impact on our financial results in subsequent quarters or the full fiscal year.

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
•

our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the recent acquisitions of Connexient, CNL Software, one2many, and Techwan SA, and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

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

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of Connexient, CNL Software, one2many, Techwan, and SnapComms, and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date hereof, and the other information contained in or referred to in the factors described above and our current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. There are no comparable recent events that provide guidance as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide as of this date may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On May 27, 2020, we issued 38,425 shares of our common stock to various persons and entities as partial consideration for our purchase of Techwan SA. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

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

Everbridge, Inc.

Date: August 7, 2020	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: August 7, 2020	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer