Form 10-Q
period 2020-09-30
EVERBRIDGE, INC.
filed 2020-11-06
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 34,955,945 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$468,908	$531,575
Restricted cash	4,767	4,737
Accounts receivable, net	80,927	68,642
Prepaid expenses	12,049	6,675
Deferred costs and other current assets	20,286	13,501
Total current assets	586,937	625,130
Property and equipment, net	7,254	6,284
Capitalized software development costs, net	15,952	14,287
Goodwill	183,548	91,421
Intangible assets, net	98,923	67,100
Restricted cash	3,558	3,350
Prepaid expenses	2,437	2,009
Deferred costs and other assets	31,944	27,715
Total assets	$930,553	$837,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,232	$7,808
Accrued payroll and employee related liabilities	28,140	22,248
Accrued expenses	6,188	4,496
Deferred revenue	144,341	129,995
Contingent consideration liabilities	7,996	—
Other current liabilities	10,366	4,819
Total current liabilities	207,263	169,366
Long-term liabilities:
Deferred revenue, noncurrent	4,789	3,471
Convertible senior notes	445,915	430,282
Deferred tax liabilities	10,343	2,002
Other long-term liabilities	16,266	11,863
Total liabilities	684,576	616,984
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,946,958 and 33,848,627 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	35	34
Additional paid-in capital	521,141	425,945
Accumulated deficit	(268,730)	(199,920)
Accumulated other comprehensive loss	(6,469)	(5,747)
Total stockholders’ equity	245,977	220,312
Total liabilities and stockholders’ equity	$930,553	$837,296

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$71,256	$52,547	$195,533	$143,771
Cost of revenue	20,885	16,454	61,197	45,174
Gross profit	50,371	36,093	134,336	98,597
Operating expenses:
Sales and marketing	31,395	21,903	89,724	63,989
Research and development	16,948	12,877	46,057	37,164
General and administrative	19,766	13,435	52,476	34,457
Total operating expenses	68,109	48,215	188,257	135,610
Operating loss	(17,738)	(12,122)	(53,921)	(37,013)
Other expense, net:
Interest and investment income	107	1,032	1,915	3,541
Interest expense	(6,062)	(1,697)	(17,982)	(4,986)
Other expense, net	(239)	(35)	(754)	(129)
Total other expense, net	(6,194)	(700)	(16,821)	(1,574)
Loss before income taxes	(23,932)	(12,822)	(70,742)	(38,587)
Benefit from (provision for) income taxes	(273)	(99)	1,932	(531)
Net loss	$(24,205)	$(12,921)	$(68,810)	$(39,118)
Net loss per share attributable to common stockholders:
Basic	$(0.70)	$(0.39)	$(2.00)	$(1.19)
Diluted	$(0.70)	$(0.39)	$(2.00)	$(1.19)
Weighted-average common shares outstanding:
Basic	34,738,572	33,524,771	34,406,665	32,941,826
Diluted	34,738,572	33,524,771	34,406,665	32,941,826

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(24,205)	$(12,921)	$(68,810)	$(39,118)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	3,455	(2,049)	(722)	(1,756)
Total comprehensive loss	$(20,750)	$(14,970)	$(69,532)	$(40,874)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941	—	30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	34	471,046	(225,305)	(12,267)	233,508
Issuance of common stock in connection with acquisition	38,425	—	5,074	—	—	5,074
Stock-based compensation	—	—	11,372	—	—	11,372
Vesting of restricted stock units	21,507	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(3,980)	—	(527)	—	—	(527)
Exercise of stock options	59,841	—	1,596	—	—	1,596
Other comprehensive income	—	—	—	—	2,343	2,343
Net loss	—	—	—	(19,220)	—	(19,220)
Balance at June 30, 2020	34,463,801	34	488,561	(244,525)	(9,924)	234,146
Issuance of common stock in connection with acquisition	121,858	—	17,685	—	—	17,685
Stock-based compensation	—	—	13,442	—	—	13,442
Vesting of restricted stock units	247,669	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(23,618)	—	(3,342)	—	—	(3,342)
Exercise of stock options	88,974	1	2,178	—	—	2,179
Issuance of shares under employee stock purchase plan	18,376	—	1,679	—	—	1,679
Settlement of convertible notes due 2022	29,898	—	938	—	—	938
Other comprehensive income	—	—	—	—	3,455	3,455
Net loss	—	—	—	(24,205)	—	(24,205)
Balance at September 30, 2020	34,946,958	$35	$521,141	$(268,730)	$(6,469)	$245,977

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2018	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,836	—	—	138,839
Stock-based compensation	—	—	7,849	—	—	7,849
Vesting of restricted stock units	16,849	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(5,301)	—	(333)	—	—	(333)
Exercise of stock options	501,083	—	8,746	—	—	8,746
Issuance of shares under employee stock purchase plan	24,266	—	1,283	—	—	1,283
Other comprehensive income	—	—	—	—	22	22
Net loss	—	—	—	(14,134)	—	(14,134)
Balance at March 31, 2019	32,882,089	33	351,247	(161,804)	(5,046)	184,430
Issuance of common stock, net of cost	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	8,282	—	—	8,282
Vesting of restricted stock units	25,720	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(1,410)	—	(116)	—	—	(116)
Exercise of stock options	243,920	—	4,741	—	—	4,741
Other comprehensive income	—	—	—	—	271	271
Net loss	—	—	—	(12,063)	—	(12,063)
Balance at June 30, 2019	33,150,319	33	364,149	(173,867)	(4,775)	185,540
Issuance of common stock in connection with acquisition	320,998	—	32,838	—	—	32,838
Stock-based compensation	—	—	8,383	—	—	8,383
Vesting of restricted stock units	229,284	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(46,664)	—	(4,082)	—	—	(4,082)
Exercise of stock options	106,464	1	2,334	—	—	2,335
Issuance of shares under employee stock purchase plan	18,215	—	1,054	—	—	1,054
Other comprehensive loss	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	(12,921)	—	(12,921)
Balance at September 30, 2019	33,778,616	$34	$404,676	$(186,788)	$(6,824)	$211,098

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(68,810)	$(39,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,116	13,192
Amortization of deferred costs	9,152	5,486
Deferred income taxes	(2,310)	201
Accretion of interest on convertible senior notes	16,527	3,667
Provision for credit losses and sales reserve	1,442	642
Stock-based compensation	34,939	24,094
Change in fair value of contingent consideration obligation	1,500	—
Other non-cash adjustments	(37)	(248)
Changes in operating assets and liabilities:
Accounts receivable	(7,929)	(8,405)
Prepaid expenses	(4,752)	(5,144)
Deferred costs	(12,000)	(8,438)
Other assets	(3,248)	924
Accounts payable	2,286	7,318
Accrued payroll and employee related liabilities	3,965	1,974
Accrued expenses	(1)	(296)
Deferred revenue	1,107	12,373
Other liabilities	2,457	632
Net cash provided by (used in) operating activities	(3,596)	8,854
Cash flows from investing activities:
Capital expenditures	(2,122)	(4,417)
Proceeds from landlord reimbursement	—	1,143
Payments for acquisition of business, net of acquired cash	(54,757)	(58,419)
Additions to capitalized software development costs	(7,296)	(5,867)
Purchase of short-term investments	—	(1,975)
Maturities of short-term investments	—	47,765
Net cash used in investing activities	(64,175)	(21,770)
Cash flows from financing activities:
Proceeds from public offering, net of costs	—	139,110
Restricted stock units withheld to settle employee tax withholding liability	(4,269)	(4,531)
Proceeds from employee stock purchase plan	3,389	2,337
Proceeds from stock option exercises	6,764	15,822
Other	(131)	(548)
Net cash provided by financing activities	5,753	152,190
Effect of exchange rates on cash, cash equivalents and restricted cash	(411)	(227)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,429)	139,047
Cash, cash equivalents and restricted cash—beginning of period	539,662	60,068
Cash, cash equivalents and restricted cash—end of period	$477,233	$199,115
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$974	$863
Taxes, net of refunds received	577	—
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisitions	53,193	32,838
Acquisition-related deferred consideration	4,044	—
Contingent consideration in connection with acquisitions	6,267	550
Common stock issued in connection with settlement of convertible notes	938	—
Capitalized assets included in accounts payable and accrued expenses	86	122
Capitalized development costs included in accounts payable and accrued expenses	—	7
Purchase accounting payable, net	(15)	—
Stock-based compensation capitalized for software development costs	243	420

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2020 and 2019. No single customer comprised more than 10% of the Company’s total accounts receivable as of September 30, 2020 and December 31, 2019.

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

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company beginning in the first quarter of 2022 and early adoption is permitted beginning in the first quarter of 2021. ASU 2020-06 may be applied using a modified or full retrospective transition method. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

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

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Accounts receivable amortized cost	$83,524	$69,767
Allowance for credit losses	(2,597)	(1,125)
Net accounts receivable	$80,927	$68,642

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$(2,257)	$(1,051)	$(1,125)	$(711)
Provision for expected credit losses	(372)	(253)	(1,700)	(642)
Write-offs	32	148	228	197
Balance, end of period	$(2,597)	$(1,156)	$(2,597)	$(1,156)

Contract assets, net is as follows (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Contract asset amortized cost	$3,514	$1,959
Allowance for credit losses	(20)	—
Net contract asset	$3,494	$1,959

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$(28)	$—
Recovery (provision) for expected credit losses	8	(20)
Write-offs	—	—
Balance, end of period	$(20)	$(20)

Credit loss expense was $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Credit loss expense was $1.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$(375)	$(195)	$(175)	$(200)
Reductions	225	—	25	—
Write-offs	—	4	—	9
Balance, end of period	$(150)	$(191)	$(150)	$(191)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	September 30, 2020	December 31, 2019
Furniture and equipment	5	$1,999	$1,785
Leasehold improvements (1)	9	4,864	4,074
System hardware	5	533	1,596
Office computers	3	5,794	5,309
Computer and system software	3	667	1,451
		13,857	14,215
Less accumulated depreciation and amortization		(6,603)	(7,931)
Property and equipment, net		$7,254	$6,284

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may generally be up to 9 years.

Depreciation and amortization expense for property and equipment was $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense for property and equipment was $2.0 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

			As of September 30, 2020
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$57,320	3 years	$(41,368)	$15,952
Total capitalized software development costs	$57,320		$(41,368)	$15,952

			As of December 31, 2019
	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
Capitalized software development costs	$49,909	3 years	$(35,622)	$14,287
Total capitalized software development costs	$49,909		$(35,622)	$14,287

The Company capitalized software development costs of $7.4 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization expense for capitalized software development costs was $2.0 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for capitalized software development costs was $5.8 million and

$5.1 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2020, for each of the following years is as follows (in thousands):

2020 (for the remaining three months)	$2,348
2021	6,895
2022	4,967
2023	1,742
$15,952

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2020 and year ended December 31, 2019, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$442,524	$—	$—	$442,524
Total financial assets	$442,524	$—	$—	$442,524
Liabilities:
Contingent consideration	$—	$—	$7,996	$7,996
Derivative instruments - acquisition-related deferred common stock consideration	—	852	—	852
Total financial liabilities	$—	$852	$7,996	$8,848

	As of December 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$511,436	$—	$—	$511,436
Total financial assets	$511,436	$—	$—	$511,436

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended September 30, 2020.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period and changes in fair value during the three months ended September 30, 2020 of $0.1 million was recorded as a component of other expense, net on the condensed consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2018	$—
Addition from MissionMode acquisition	550
Fair value at September 30, 2019	$550

Fair value at December 31, 2019	$—
Addition from Connexient acquisition	340
Addition from one2many acquisition	2,190
Fair value at March 31, 2020	2,530
Adjustment for Connexient acquisition	(340)
Addition from Techwan acquisition	2,030
Foreign currency translation	72
Fair value at June 30, 2020	4,292
Adjustment for one2many acquisition	1,370
Adjustment for Techwan acquisition	130
Addition from SnapComms acquisition	2,047
Foreign currency translation	157
Fair value at September 30, 2020	$7,996

The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. During the three months ended September 30, 2020, as a result of assessing the probabilities of one2many meeting revenue metrics during the period of March 1, 2020 through February 28, 2021, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $1.4 million.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2).  As of September 30, 2020 and December 31, 2019, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $596.7 million and $450.4 million, respectively, and the carrying value of the notes was $364.5 million and $351.1 million, respectively. As of September 30, 2020 and December 31, 2019, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $364.0 million and $215.8 million, respectively, and the carrying value of the notes was $81.5 million and $79.2 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2019	$91,421
Foreign currency translation	94
Increase due to acquisitions	92,033
Balance at September 30, 2020	$183,548

There were no impairments recorded against goodwill during the nine months ended September 30, 2020 and for the year ended December 31, 2019.

Intangible assets consisted of the following (in thousands):

			As of September 30, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$14,395	3.00	$(4,140)	$10,255
Tradenames	15,136	3.52	(5,496)	9,640
Customer relationships	97,013	7.40	(17,985)	79,028
Total intangible assets	$126,544		$(27,621)	$98,923

			As of December 31, 2019
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,485	3.00	$(4,232)	$5,253
Tradenames	11,437	3.50	(2,724)	8,713
Customer relationships	63,667	6.84	(10,533)	53,134
Total intangible assets	$84,589		$(17,489)	$67,100

Amortization expense for intangible assets was $5.4 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $14.3 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $1.1 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $2.8 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company retired $4.0 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of September 30, 2020, for each of the next five years and thereafter is as follows (in thousands):

2020 (for the remaining three months)	$5,681
2021	22,478
2022	19,255
2023	14,274
2024	12,670
Thereafter	24,565
$98,923

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

2020 Acquisitions

During the nine months ended September 30, 2020, the Company acquired Connexient, Inc., CNL Software Limited, One2Many Group B.V., Techwan SA and SnapComms Limited. These acquisitions were not material individually or on a consolidated basis. Additionally, neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

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

For the nine months ended September 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the Connexient acquisition, which were expensed as incurred and included in general and administrative expenses.

CNL Software Limited

On February 25, 2020, the Company entered into a Stock Purchase Agreement with CNL Software Limited (“CNL Software”) for a base consideration of approximately $35.7 million. The Company paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.10 per share. During the three months ended September 30, 2020, the Company revised the fair value of CNL Software’s deferred revenue and recognized an increase of $2.6 million in deferred revenue and goodwill. These adjustments did not have an impact on the Company’s condensed consolidated statement of operations during the nine months ended September 30, 2020. The Company acquired CNL Software to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for IoT applications.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions for deferred revenue as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred revenue and deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of CNL Software made by the Company (in thousands):

CNL Software
Assets acquired
Accounts receivable	$1,979
Prepaid expenses and other current assets	1,095
Property and equipment	731
Acquired technology	2,150
Trade names	1,080
Customer relationships	5,500
Goodwill	30,734
Other assets	1,314
Total assets acquired	44,583
Liabilities assumed
Accounts payable	315
Accrued expenses	1,653
Deferred revenue	5,700
Deferred tax liabilities	1,659
Other liabilities	1,276
Net assets acquired	$33,980
Consideration paid
Cash paid, net of cash acquired	$18,030
Fair value of common stock issued	15,950
Total	$33,980

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

For the nine months ended September 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the CNL Software acquisition, which were expensed as incurred and included in general and administrative expenses.

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. (“one2many”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million preliminary fair value of contingent consideration as part of the purchase price allocation. During the three months ended September 30, 2020, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $1.4 million. The Company acquired one2many to expand the Company’s customer base and for its cell broadcast technology to enhance the Company’s public warning applications.

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

For the nine months ended September 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the one2many acquisition, which were expensed as incurred and included in general and administrative expenses.

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million preliminary fair value of contingent consideration as part of the purchase price allocation. During the three months ended September 30, 2020, the Company recognized an increase in the fair value of Techwan’s contingent consideration obligation in the amount of $0.1 million. The Company acquired Techwan to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Techwan made by the Company (in thousands):

Techwan
Assets acquired
Accounts receivable	$921
Other current assets	235
Acquired technology	1,160
Trade names	580
Customer relationships	5,100
Goodwill	12,797
Other assets	254
Total assets acquired	21,047
Liabilities assumed
Accrued expenses	673
Deferred revenue	1,190
Deferred tax liabilities	957
Other current liabilities	927
Net assets acquired	$17,300
Consideration paid
Cash consideration, net of cash acquired	$9,301
Fair value of common stock issued	5,074
Acquisition-related deferred common stock consideration	895
Contingent consideration	2,030
Total	$17,300

The weighted average useful life of all identified acquired intangible assets is 7.47 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

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

For the nine months ended September 30, 2020, the Company incurred transaction costs of $0.2 million in connection with the Techwan acquisition, which were expensed as incurred and included in general and administrative expenses.

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited (“SnapComms”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.2 million. The Company paid $13.2 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. On the first anniversary of the acquisition date, the Company expects to pay deferred consideration of approximately $3.3 million in cash and shares of the Company’s common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the

Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million preliminary fair value of contingent consideration as part of the purchase price allocation. The Company acquired SnapComms to expand the Company’s customer base and for its internal communications software to enhance the Company’s CEM suite of solutions.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2020 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of SnapComms made by the Company (in thousands):

SnapComms
Assets acquired
Accounts receivable	$1,808
Other current assets	280
Property and equipment	118
Acquired technology	2,230
Trade names	960
Customer relationships	13,200
Goodwill	23,455
Other assets	943
Total assets acquired	42,994
Liabilities assumed
Accrued expenses	503
Deferred revenue	4,040
Deferred tax liabilities	4,970
Other liabilities	742
Net assets acquired	$32,739
Consideration paid
Cash consideration, net of cash acquired	$9,858
Fair value of common stock issued	17,685
Acquisition-related deferred consideration	3,149
Contingent consideration	2,047
Total	$32,739

The weighted average useful life of all identified acquired intangible assets is 7.83 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of SnapComms’ products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of SnapComms support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the SnapComms acquisition is not deductible for income tax purposes.

For the nine months ended September 30, 2020, the Company incurred transaction costs of $0.1 million in connection with the SnapComms acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations as if the acquisition of NC4 had taken place on January 1, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands, except per share amounts):

	Revenue	Net loss	Basic and Diluted Loss Per Share
From the acquisition date to September 30, 2019	$2,040	$(1,465)	*
For the three months ended September 30, 2019 pro forma	54,352	(13,387)	$(0.40)
For the nine months ended September 30, 2019 pro forma	154,719	(45,875)	(1.38)
*	Not applicable.

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

As of September 30, 2020, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of September 30, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes and the partial extinguishment of the 2022 Notes, discussed below, as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(85,549)	(98,942)
Net carrying amount	$364,451	$351,058
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
0.125% coupon	$141	$422
Amortization of debt discount and transaction costs	4,521	13,393
	$4,662	$13,815

As of September 30, 2020 and December 31, 2019, the fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s 2024 Notes classified in equity) were as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$596,709	$364,451	$450,414	$351,058

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

Based on the closing price of the Company’s common stock of $125.73 on September 30, 2020, the if-converted value of the 2024 Notes was more than their respective principal amounts.

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

The 2022 Notes are not redeemable by the Company prior to November 6, 2020. The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after November 6, 2020 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company has not provided notice to exercise its option to redeem the 2022 Notes.

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of September 30, 2020.

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

During the three months ended September 30, 2020, the Company issued 29,898 shares upon the conversion of approximately $1.0 million in aggregate principal amount of the 2022 Notes and recognized $0.9 million in additional paid-in capital on the condensed consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.64%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss. The Company recognized an immaterial amount of extinguishment loss during the three months ended September 30, 2020.

The 2022 Notes are classified as long-term on the consolidated balance sheet as of September 30, 2020 and December 31, 2019. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes at the time of issuance to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2022 Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the 2022 Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2022 Notes were not considered redeemable.

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

The 2022 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Liability component:
Principal	$90,992	$92,000
Less: debt discount, net of amortization	(9,528)	(12,776)
Net carrying amount	$81,464	$79,224
Equity component (1)	(19,167)	(14,555)

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital also includes $36.7 million market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $23.0 million principal balance extinguishment of the 2022 Notes.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
1.50% coupon	$342	$429	$1,032	$1,294
Amortization of debt discount and transaction costs	1,057	1,243	3,134	3,667
	$1,399	$1,672	$4,166	$4,961

As of September 30, 2020 and December 31, 2019, the fair value of the 2022 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2022 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$363,974	$81,464	$215,801	$79,224

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

Based on the closing price of the Company’s common stock of $125.73 on September 30, 2020, the if-converted value of the 2022 Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2020, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2020, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At September 30, 2020 and December 31, 2019, there were 34,946,958 and 33,848,627 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2020 and 2019, 49,319 and 42,481 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded stock-based compensation expense of $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized compensation cost related to the 2016 ESPP was $0.8 million which will be amortized over a weighted-average period of 0.45 years.

The fair value of shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50	0.50
Expected volatility (2)	55% - 65%	45%	55% - 65%	45%
Risk-free interest rate (3)	0.12% - 0.29%	1.93% - 2.52%	0.12% - 0.29%	1.93% - 2.52%
Dividend rate (4)	0%	0%	0%	0%

(1)	The expected term represents the contractual term of the ESPP;
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

There were no stock options granted during the nine months ended September 30, 2020 and 2019. The Company recorded stock-based compensation expense of $0.9 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, attributed to stock options. The Company recorded stock-based compensation expense of $2.8 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively, attributed to stock options.

The total intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was $26.1 million and $44.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2020 and 2019, the total intrinsic value of all outstanding options was $42.8 million and $28.2 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was approximately $3.7 million as of September 30, 2020 and is expected to be recognized over a weighted average period of 1.2 years. The amount of cash received from the exercise of stock options during the nine months ended September 30, 2020 and 2019 was $6.8 million and $15.8 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2019	723,383	$26.56
Exercised	(275,309)	24.57
Forfeited	(10,930)	27.98
Outstanding at September 30, 2020	437,144	27.78

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of September 30, 2020
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	437,144	6.81	$27.78
Vested and expected to vest	430,921	6.81	27.71
Exercisable	155,028	6.07	21.06

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2020	155,028	$21.06	282,116	$31.47

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 251,439 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the nine months ended September 30, 2020 and 2019 were $120.09 and $81.65, respectively. The fair values of RSUs that vested during the nine months ended September 30, 2020 and 2019, were $17.8 million and $11.6 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded $5.8 million and $3.7 million, respectively, of stock-based compensation related to the RSUs. During the nine months ended September 30, 2020 and 2019, the Company recorded $15.1 million and $12.0 million, respectively, of stock-based compensation related to the RSUs. There were 309,282 RSUs that vested during the nine months ended September 30, 2020.

As of September 30, 2020, there was $47.0 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.47 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 242,827 Performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the nine months ended September 30, 2020, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $82.23 to $158.95 per share. During the nine months ended September 30, 2019, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $54.83 to $98.92 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the nine months ended September 30, 2020 and 2019 were $120.11 and $82.63, respectively. 4,500 PSUs vested during the nine months ended September 30, 2020. No PSUs vested during the nine months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, the Company recognized $6.4 million and $3.1 million, respectively, of stock compensation expense in connection with the PSU awards. During the nine months ended September 30, 2020 and 2019, the Company recognized $16.1 million and $6.7 million, respectively, of stock compensation expense in connection with the PSU awards.

As of September 30, 2020, there was $39.6 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.88 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2019	1,314,791
Granted	494,266
Vested	(313,782)
Forfeited	(19,101)
Outstanding at September 30, 2020	1,476,174

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$842	$509	$2,153	$1,356
Sales and marketing	4,395	2,423	11,920	7,338
Research and development	2,571	1,732	6,743	5,560
General and administrative	5,543	3,637	14,123	9,840
Total	$13,351	$8,301	$34,939	$24,094

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2020	2019
Convertible senior notes	6,704,014	3,411,199
Stock-based compensation grants	1,913,318	2,042,664
Total	8,617,332	5,453,863

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2020 was 5.0 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2024 Notes and 2022 Notes.

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

For the three months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.3 million and $0.1 million, respectively, resulting in an effective tax rate of (1.14)% and (0.77)%, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded a benefit from income taxes of $1.9 million and a provision for income taxes of $0.5 million, respectively, resulting in an effective tax rate of 2.73% and (1.38)%, respectively. During the nine months ended September 30, 2020, there were deferred tax liabilities recognized in connection with the preliminary purchase price accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $0.9 million related to U.S. acquired entities and a discrete tax benefit of approximately $0.6 million related to non-U.S. acquisitions being recognized during the nine months ended September 30, 2020. Due to the enactment of California law during the nine months ended September 30, 2020 which suspends the utilization of net operating losses, a discrete expense of $0.5 million was recognized during the nine months ended September 30, 2020.

As of September 30, 2020, the Company had gross tax-effected unrecognized tax provision of $0.8 million, of which $0.8 million if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2020 and 2019, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Geographic Markets	2020	2019	2020	2019
United States	$52,127	$41,827	$150,093	$112,483
International	19,129	10,720	45,440	31,288
Total	$71,256	$52,547	$195,533	$143,771

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscription services	$63,627	$45,616	$176,944	$128,422
Professional services	4,543	6,162	13,677	11,728
Software licenses and other	3,086	769	4,912	3,621
Total revenues	$71,256	$52,547	$195,533	$143,771

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $11.4 million and $9.9 million as of September 30, 2020 and December 31, 2019, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $15.5 million and $14.2 million as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020 and 2019, amortization expense for the deferred costs was $3.5 million and $1.9 million, respectively. During the nine months ended September 30, 2020 and 2019, amortization expense for the deferred costs was $9.2 million and $5.5 million, respectively. There was no impairment loss in relation to the costs capitalized for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Deferred Revenue

$54.3 million and $36.9 million of subscription services and license revenue was recognized during the three months ended September 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $110.7 million and $77.0 million of subscription services and license revenue was recognized during the nine months ended September 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period.

$5.1 million and $4.1 million of professional services revenue was recognized during the three months ended September 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period. $6.0 million and $5.2 million of professional services revenue was recognized during the nine months ended September 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period.

As of September 30, 2020, approximately $322.6 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $189.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of September 30, 2020, approximately $8.7 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $7.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2020 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $1.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease expense, including expenses related to short-term leases, were $4.5 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	September 30, 2020	December 31, 2019
Balance sheet information
ROU assets	$15,940	$13,071
Lease liabilities, current	$4,354	$3,567
Lease liabilities, non-current	15,209	11,823
Total lease liabilities	$19,563	$15,390
Supplemental data
Weighted average remaining lease term	4.72 years	4.11 years
Weighted average discount rate	7.00%	7.00%

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in lease liabilities	$3,615	$2,648
ROU assets obtained in exchange for new lease obligations	5,648	17,726

Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

Year ending December 31,
2020 (for the remaining three months)	$1,349
2021	5,410
2022	5,129
2023	5,010
2024	2,563
Thereafter	3,661
Total undiscounted lease payments	23,122
Less: imputed interest	(3,559)
Total lease liabilities	$19,563

The following table presents components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$1,273	$1,069	$3,698	$2,802
Short-term lease expense(1)	266	138	818	690
	1,539	1,207	4,516	3,492
Less: Sublease income	(98)	(33)	(236)	(45)
Total lease expense	$1,441	$1,174	$4,280	$3,447

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of September 30, 2020, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 5,400 customers as of September 30, 2020. Our customers are based in 50 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of September 30, 2020, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 90% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Historically, we derived more than 52% of our revenue in each of the last three years from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $71.3 million and $52.5 million for the three months ended September 30, 2020 and 2019, respectively, representing a period-over-period increase of 36%. We generated revenue of $195.5 million and $143.8 million for the nine months ended September 30, 2020 and 2019, respectively, representing a period-over-period increase of 36%. We had net losses of $24.2 million and $12.9 million for the three months ended September 30, 2020 and 2019, respectively. We had net losses of $68.8 million and $39.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, 23% and 28% of our customers, respectively, were located outside of the United States. These customers generated 27% and 20% of our total revenue for the three months ended September 30, 2020 and 2019, respectively and 23% and 22% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Recent Developments

Business Combinations

On August 4, 2020, we entered into a Stock Purchase Agreement with SnapComms Limited (“SnapComms”) pursuant to which we purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.2 million. We paid $13.2 million in cash and issued 121,858 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $145.13 per share. On the first anniversary of the acquisition date, we expect to pay deferred consideration of approximately $3.3 million in cash and shares of our common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, we preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million preliminary fair value of contingent consideration as part of the purchase price allocation. We acquired SnapComms to expand our customer base and for its internal communications software to enhance our CEM suite of solutions.

Impacts of COVID-19 to Our Business

During the nine months ended September 30, 2020, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the future impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part II—Item 1A, “Risk Factors,” included herein for an update that we made to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2019 to include information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$71,256	$52,547	$195,533	$143,771
Cost of revenue(1)	20,885	16,454	61,197	45,174
Gross profit	50,371	36,093	134,336	98,597
Operating expenses:
Sales and marketing(1)	31,395	21,903	89,724	63,989
Research and development(1)	16,948	12,877	46,057	37,164
General and administrative(1)	19,766	13,435	52,476	34,457
Total operating expenses	68,109	48,215	188,257	135,610
Operating loss	(17,738)	(12,122)	(53,921)	(37,013)
Other expense, net	(6,194)	(700)	(16,821)	(1,574)
Loss before income taxes	(23,932)	(12,822)	(70,742)	(38,587)
Benefit from (provision for) income taxes	(273)	(99)	1,932	(531)
Net loss	$(24,205)	$(12,921)	$(68,810)	$(39,118)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense
Cost of revenue	$842	$509	$2,153	$1,356
Sales and marketing	4,395	2,423	11,920	7,338
Research and development	2,571	1,732	6,743	5,560
General and administrative	5,543	3,637	14,123	9,840
Total	$13,351	$8,301	$34,939	$24,094

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expense:
Cost of revenue	$3,165	$2,451	$8,696	$6,712
Sales and marketing	240	203	707	544
Research and development	152	130	432	371
General and administrative	4,583	2,708	12,281	5,565
Total	$8,140	$5,492	$22,116	$13,192

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	29%	31%	31%	31%
Gross profit	71%	69%	69%	69%
Operating expenses:
Sales and marketing	44%	42%	46%	45%
Research and development	24%	25%	24%	26%
General and administrative	28%	26%	27%	24%
Total operating expenses	96%	92%	96%	94%
Operating loss	(25)%	(23)%	(28)%	(26)%
Other expense, net	(9)%	(1)%	(9)%	(1)%
Loss before income taxes	(34)%	(24)%	(36)%	(27)%
Benefit from (provision for) income taxes	*	*	1%	*
Net loss	(34)%	(24)%	(35)%	(27)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$71,256	$52,547	$18,709	35.6%

Revenue increased by $18.7 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was due to a $18.7 million increase in sales of our products driven by expansion of our customer base from 4,851 customers as of September 30, 2019 to 5,467 customers as of September 30, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$20,885	$16,454	$4,431	26.9%
Gross margin %	71%	69%

Cost of revenue increased by $4.4 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $2.6 million increase in employee-related costs associated with our increased headcount from 228 employees as of September 30, 2019 to 311 employees as of September 30, 2020, a $1.1 million increase in hosting, software and messaging costs and a $0.7 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage increased due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$31,395	$21,903	$9,492	43.3%
% of revenue	44%	42%

Sales and marketing expense increased by $9.5 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $8.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 338 employees as of September 30, 2019 to 476 employees as of September 30, 2020. The remaining increase was principally the result of a $0.6 million increase in advertising related costs and trade show expenses, as well as a $0.3 million increase in office related expenses and a $0.3 million increase in software expenses to support the sales team.

Research and Development Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$16,948	$12,877	$4,071	31.6%
% of revenue	24%	25%

Research and development expense increased by $4.1 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $3.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 251 employees as of September 30, 2019 to 360 employees as of September 30, 2020, a $0.9 million increase in professional services, and a $0.3 million increase in hosting and software related costs to support research and development activities. A total of $1.6 million of internally developed software costs during the three months ended September 30, 2019 and $2.2 million of internally developed software costs during the three months ended September 30, 2020 were capitalized, resulting in a $0.6 million offset to the increase in the third quarter of 2020.

General and Administrative Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$19,766	$13,435	$6,331	47.1%
% of revenue	28%	26%

General and administrative expense increased by $6.3 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $2.3 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 111 employees as of September 30, 2019 to 159 employees as of September 30, 2020, a $1.9 million increase in depreciation and amortization and a $1.5 million increase in the change in fair value of contingent consideration obligation. The remaining increase was principally due to a $0.4 million increase in professional services and office related expenses and a $0.3 million in software costs, both to support the administrative team.

Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Other expense, net	$(6,194)	$(700)	$(5,494)	(784.9)%
% of revenue	(9)%	(1)%

Other expense, net increased by $5.5 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a $4.4 million increase in interest expense related to our convertible senior notes and a decrease of $0.9 million of interest income due lower interest rates on our investment balances.

Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Provision for income taxes	$(273)	$(99)	$(174)	(175.8)%
% of revenue	(0)%	(0)%

A portion of the losses incurred during the three months ended September 30, 2020 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2020. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax expense of $0.3 million was recorded during the three months ended September 30, 2020 attributed to changes in valuation allowance estimates against losses incurred. The change in income tax expense of $0.2 million for the three months ended September 30, 2020 as compared to the same period in 2019 was related to the change in valuation allowance and the estimated annual effective tax rate recorded for year to date operations.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$195,533	$143,771	$51,762	36.0%

Revenue increased by $51.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was due to a $51.8 million increase in sales of our products driven by expansion of our customer base from 4,851 customers as of September 30, 2019 to 5,467 customers as of September 30, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$61,197	$45,174	$16,023	35.5%
Gross margin %	69%	69%

Cost of revenue increased by $16.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was due to a $8.3 million increase in employee-related costs associated with our increased headcount from 228 employees as of September 30, 2019 to 311 employees as of September 30, 2020, a $5.3 million increase in hosting, software and messaging costs, a $2.0 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.4 million increase in office related expenses.

Gross margin percentage remained flat during the nine months ended September 30, 2020 compared to the same period in 2019.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$89,724	$63,989	$25,735	40.2%
% of revenue	46%	45%

Sales and marketing expense increased by $25.7 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $23.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 338 employees as of September 30, 2019 to 476 employees as of September 30, 2020. The remaining increase was principally the result of a $1.1 million increase in advertising related cost and trade show expense, as well as a $0.9 million increase in office related expenses and a $0.6 million increase in software expenses to support the sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$46,057	$37,164	$8,893	23.9%
% of revenue	24%	26%

Research and development expense increased by $8.9 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $6.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 251 employees as of September 30, 2019 to 360 employees as of September 30, 2020, a $2.9 million increase in professional services, and a $0.9 million increase in hosting and software related costs to support research and development activities. A total of $5.0 million of internally developed software costs during the nine months ended September 30, 2019 and $6.5 million of internally developed software costs during the nine months ended September 30, 2020 were capitalized, resulting in a $1.5 million offset to the increase during the nine months ended September 30, 2020.

General and Administrative Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$52,476	$34,457	$18,019	52.3%
% of revenue	27%	24%

General and administrative expense increased by $18.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $6.9 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 111 employees as of September 30, 2019 to 159 employees as of September 30, 2020 and a $6.7 million increase in depreciation and amortization. The remaining increase was due to a $1.5 million increase in the change in fair value of contingent consideration obligation, a $1.4 million increase in professional services and office related expenses, a $0.9 million in software costs both to support the administrative team and a $0.6 million increase in other general and administrative expenses.

Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Other expense, net	$(16,821)	$(1,574)	$(15,247)	(968.7)%
% of revenue	(9)%	(1)%

Other expense, net increased by $15.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a $13.0 million increase in interest expense related to our convertible senior notes and a decrease of $1.6 million of interest income due lower interest rates on our investment balances.

Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Benefit from (provision for) income taxes	$1,932	$(531)	$2,463	463.8%
% of revenue	1%	(0)%

A portion of the losses incurred during the nine months ended September 30, 2020 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2020. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $0.9 million was recorded during the nine months ended September 30, 2020 attributed to losses that are expected to be realized. We also recorded a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a U.S. valuation allowance of $0.9 million and a non-U.S. valuation allowance of $0.6 million for the nine months ended September 30, 2020. These discrete tax benefits were offset by a discrete tax expense for a change in U.S. valuation allowance of $0.5 million relating to changes in California tax law related to suspended net operating losses.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$5,058	$1,636	$3,924	$144
Adjusted gross margin	52,567	37,242	139,511	101,283
Free cash flow	(4,097)	9,883	(13,014)	(1,430)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes, change in fair value of contingent consideration and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(24,205)	$(12,921)	$(68,810)	$(39,118)
Interest and investment expense, net	5,955	665	16,067	1,445
(Benefit from) provision for income taxes	273	99	(1,932)	531
Depreciation and amortization	8,140	5,492	22,116	13,192
Loss on extinguishment of convertible notes	44	—	44	—
Change in fair value of contingent consideration	1,500	—	1,500	—
Stock-based compensation	13,351	8,301	34,939	24,094
Adjusted EBITDA	$5,058	$1,636	$3,924	$144

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit	$50,371	$36,093	$134,336	$98,597
Amortization of acquired intangibles	1,354	640	3,022	1,330
Stock-based compensation	842	509	2,153	1,356
Adjusted gross margin	$52,567	$37,242	$139,511	$101,283

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$(527)	$12,343	$(3,596)	$8,854
Capital expenditures	(947)	(542)	(2,122)	(4,417)
Capitalized software development costs	(2,623)	(1,918)	(7,296)	(5,867)
Free cash flow	$(4,097)	$9,883	$(13,014)	$(1,430)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding loss on extinguishment of convertible notes allows for more meaningful comparisons between operating results from period to period as losses on the extinguishment of convertible notes are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$20,885	$16,454	$61,197	$45,174
Amortization of acquired intangibles	(1,354)	(640)	(3,022)	(1,330)
Stock-based compensation	(842)	(509)	(2,153)	(1,356)
Non-GAAP cost of revenue	$18,689	$15,305	$56,022	$42,488

Gross profit	$50,371	$36,093	$134,336	$98,597
Amortization of acquired intangibles	1,354	640	3,022	1,330
Stock-based compensation	842	509	2,153	1,356
Non-GAAP gross profit	$52,567	$37,242	$139,511	$101,283
Non-GAAP gross margin	73.8%	70.9%	71.3%	70.4%

Sales and marketing	$31,395	$21,903	$89,724	$63,989
Stock-based compensation	(4,395)	(2,423)	(11,920)	(7,338)
Non-GAAP sales and marketing	$27,000	$19,480	$77,804	$56,651

Research and development	$16,948	$12,877	$46,057	$37,164
Stock-based compensation	(2,571)	(1,732)	(6,743)	(5,560)
Non-GAAP research and development	$14,377	$11,145	$39,314	$31,604

General and administrative	$19,766	$13,435	$52,476	$34,457
Amortization of acquired intangibles	(4,296)	(2,530)	(11,501)	(5,082)
Change in fair value of contingent consideration	(1,500)	—	(1,500)	—
Stock-based compensation	(5,543)	(3,637)	(14,123)	(9,840)
Non-GAAP general and administrative	$8,427	$7,268	$25,352	$19,535

Total operating expenses	$68,109	$48,215	$188,257	$135,610
Amortization of acquired intangibles	(4,296)	(2,530)	(11,501)	(5,082)
Change in fair value of contingent consideration	(1,500)	—	(1,500)	—
Stock-based compensation	(12,509)	(7,792)	(32,786)	(22,738)
Non-GAAP operating expenses	$49,804	$37,893	$142,470	$107,790

Operating loss	$(17,738)	$(12,122)	$(53,921)	$(37,013)
Amortization of acquired intangibles	5,650	3,170	14,523	6,412
Change in fair value of contingent consideration	1,500	—	1,500	—
Stock-based compensation	13,351	8,301	34,939	24,094
Non-GAAP operating income (loss)	$2,763	$(651)	$(2,959)	$(6,507)

Net loss	$(24,205)	$(12,921)	$(68,810)	$(39,118)
Amortization of acquired intangibles	5,650	3,170	14,523	6,412
Change in fair value of contingent consideration	1,500	—	1,500	—
Stock-based compensation	13,351	8,301	34,939	24,094
Accretion of interest on convertible senior notes	5,578	1,243	16,527	3,667
Loss on extinguishment of convertible notes	44	—	44	—
Non-GAAP net income (loss)	$1,918	$(207)	$(1,277)	$(4,945)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $468.9 million as of September 30, 2020. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include delays in payments from our customers. The challenges posed by COVID-19 on our business could evolve rapidly. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$491,298	$238,255	$539,662	$60,068
Cash provided by (used in) operating activities	(527)	12,343	(3,596)	8,854
Cash used in investing activities	(14,062)	(50,615)	(64,175)	(21,770)
Cash provided by (used in) financing activities	516	(693)	5,753	152,190
Effects of exchange rates on cash	8	(175)	(411)	(227)
Cash, cash equivalents and restricted cash at end of period	$477,233	$199,115	$477,233	$199,115

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

Operating activities used $3.6 million in cash in the nine months ended September 30, 2020, primarily as a result of our net loss of $68.8 million as well as $18.1 million in cash used by operating assets and liabilities, which was offset by an increase in non-cash operating expenses of $83.3 million. Specifically, we recognized non-cash charges aggregating to $34.9 million for stock-based compensation, $22.1 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $16.5 million related to the accretion of interest on our convertible senior notes, $9.2 million for amortization of deferred commissions, $1.5 million change in fair value of contingent consideration and $1.4 million for provision for credit losses, offset by $2.3 million decrease in deferred income taxes. The net change in operating assets and liabilities of $18.1 million reflected a $12.0 million increase in deferred cost, a $7.9 million increase in accounts receivable, a $4.8 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, a $4.0 million increase in accrued employee related expenses due to timing of payments to employees, a $3.2 million increase in other assets, a $2.5 million increase in other liabilities, a $2.3 million net increase in accounts payable and a $1.1 million increase in deferred revenue.

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

Investing activities used $64.2 million in cash in the nine months ended September 30, 2020, which consists of $54.8 million of cash paid for the acquisitions of Connexient, Inc. (“Connexient”), CNL Software Limited (“CNL Software”), One2Many Group B.V.

(“one2many”), Techwan SA (“Techwan”) and SnapComms, a $7.3 million investment in software development, and $2.1 million in purchases of property and equipment.

Investing activities used $21.8 million in cash in the nine months ended September 30, 2019, due to $58.4 million cash paid for the acquisitions of NC4 Inc., NC4 Public Sector LLC and Mission Mode Solutions, Inc., $5.9 million investment in software development, $4.4 million purchase of property and equipment and $2.0 million in purchases of short-term investments. These were offset by maturities of short-term investments of $47.8 million and $1.1 million attributed to a landlord reimbursement.

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

Financing activities provided $5.8 million of cash in the nine months ended September 30, 2020, which reflects proceeds of $6.8 million from the exercise of stock options and $3.4 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by a $4.3 million payment for employee withholding taxes related to the issuance of restricted stock units and cash payments of $0.1 million for other financing activities.

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

Contractual Obligations and Commitments

As of September 30, 2020, there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2020, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2020.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $91 million remain outstanding. The 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at September 30, 2020. During the three months ended September 30, 2020, we issued 29,898 shares upon the conversion of approximately $1.0 million in aggregate principal amount of the 2022 Notes. The 2024 Notes were not convertible at September 30, 2020. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2024 Notes and 2022 Notes would result in a loss of approximately $5.4 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $468.9 million as of September 30, 2020, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British Pounds, Euro, Norwegian Krone, Swedish Kronor and other foreign currencies. Movements in foreign currencies in which we transact business could significantly affect future net earnings. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has spread throughout the United States and the world and has resulted in authorities implementing and re-implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures are in place to varying degrees. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, the vast majority of our employees are working remotely and are expected to continue to work remotely until the pandemic subsides. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of their purchases of our products and services. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which cannot be predicted or quantified at this time. We may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the nine months ended September 30, 2020, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and services and could materially and adversely impact our results and financial condition even after the pandemic has subsided and the containment measures are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by the COVID-19 pandemic, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described herein and in the “Risk Factors” section of our Annual Report on

Form 10-K for the year ended December 31, 2019, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycles, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, the timing of economic recovery, the spread of the virus to other regions, and the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

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
•

our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the recent acquisitions of Connexient, CNL Software, one2many, and Techwan, SnapComms and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

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

(a) Recent Sales of Unregistered Equity Securities

On August 4, 2020, we issued 121,858 shares of our common stock to various persons and entities as partial consideration for our purchase of SnapComms Limited. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

During the three months ended September 30, 2020, we issued 29,898 shares of our common stock to holders of our 1.50% convertible senior notes due 2022 upon settlement of conversion of an aggregate principal amount of approximately $1.0 million of such notes. For further information, see Note 9, Convertible Senior Notes, of the notes to condensed consolidated financial statements. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Everbridge, Inc.

Date: November 6, 2020	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: November 6, 2020	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer