Form 10-K
period 2020-12-31
EVERBRIDGE, INC.
filed 2021-02-26
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37874

Everbridge, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2919312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Corporate Drive, Suite 400 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 230-9700

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVBG	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $4.3 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 23, 2021 was 36,245,475.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats including active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as Information Technology (“IT”) outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, over 5,600 global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center. As all of our applications leverage our Critical Event Management platform, customers can use a single contacts database, rules engine of algorithms and hierarchies and user interface to accomplish multiple objectives. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

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

•

When a pandemic such as COVID-19 is underway, corporate, government and healthcare organizations can navigate the complexity of operating during the shutdown phases, supplement or complement existing manual contact tracing efforts and prepare to bring back the workforce and reopen society.

•

When a hurricane is imminent, local emergency management departments can alert affected communities with relevant safety and evacuation instructions while companies can put in place emergency plans to notify employees of office closures while coordinating work assignments to maintain the continuity of core operations.

•

When emergency operations are required or supply chain events occur, companies can consolidate separate command centers using one common data set to aggregate and assess data on severe weather, political unrest and other types of threats to their own and suppliers’ operations, thereby reducing costs while gaining efficiencies.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 5,600 customers as of December 31, 2020. As of December 31, 2020, our customers were based in 70 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive substantially all of our revenue from subscriptions to our critical communications applications, which represented 85%, 88% and 92% of our total revenue in 2020, 2019 and 2018, respectively. We derived approximately 50% of our revenue in 2020 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

Industry Background

Over the past two decades, methods to assess critical events and to automate, accelerate and digitally transform the process of managing and responding to such events have evolved rapidly, in tandem with advances in technology, to include automated or system-generated responses, such as voice calls, text messages, emails, social media and outdoor digital signage. In critical situations, the speed at which threats are assessed and information is transmitted are essential.

Evolution of Critical Event Management Solutions

Traditional solutions for critical communications have not kept pace with the increasingly digital world, the evolving threat landscape and the opportunity to leverage technological innovation to more effectively gain situational awareness and to communicate with people. These solutions are often developed in-house or are not truly enterprise grade in scale and reliability, leaving many organizations to manually evaluate multiple streams of threat data and to use analog, one-way and people-based modalities to communicate with relevant stakeholders. These solutions lack the scale to reliably address the breadth of the different critical challenges that organizations increasingly face, the sophistication required to address evolving needs with aggregated data and analysis for threat assessment, automated workflows and the ability to rapidly deliver messages that are contextually tailored to multiple, specific audiences, in precise locations, using a variety of different communication modalities. Traditional solutions also typically determine a person’s location for threat assessment and availability for response, and send notifications, based upon a static work or home address. Given the mobile and increasingly remote nature of today’s workforce, solutions now need to be able to dynamically locate who is near a critical event and send instructions to impacted parties and responders based upon where they actually are.

CEM solutions digitally transform the response to natural, manmade and digital crises, building upon the strengths of modern critical communications with vital data, analytics, correlation, and seamless orchestration. Organizations today typically manage critical events across the organization in silos that use disparate data sources and unintegrated tools, making it difficult to achieve a common operational view of threats and of the status of response. Utilizing a common contact base, consistent rules engines, threat databases that are integrated with information on the location of an organization’s people, assets and suppliers, and a common visualization platform, CEM solutions can provide a more integrated solution which can improve management control and visibility and lower costs. The ability to cohesively and rapidly share information and collaborate across the organization underlies creating a common operational approach.

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations keep their people (employees, contractors, customers, residents, visitors) safe and operations running amid the many types of public safety and critical business events that pose threats. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform. Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform. The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of tens of millions of different communications virtually anywhere, in any volume, in near real-time. In 2020, we delivered over 5 billion interactions, or about 158 interactions per second, through our globally distributed data centers.

•

Digital Transformation. Our solutions help enable our customers’ digital transformation efforts by automating business continuity, risk reduction, and operational resilience. Customers can use our solutions’ situational awareness capabilities to know where their people are, how to reach them and how to ensure that they are protected, while also remaining updated on the status of their facilities, customers, inventory, and goods in transit. As part of digital transformation initiatives, our solutions support operational risk reduction for better operational resiliency.

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

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2020, our data asset consists of our contacts databases that manage approximately 490 million contact profiles and connections from more than 5,600 customers based in 70 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Robust Security, Industry Certification and Compliance. Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with FINRA and HIPAA standards. Our solutions received designation under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (“SAFETY Act”), and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our solutions are also accredited under the Federal Information Security Management Act of 2002 (“FISMA”). Our Everbridge Suite solution also achieved authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received certification under International Organization for Standardization, or ISO, 27001 and also received Cloud Computing Compliance Controls Catalogue (“C5”) accreditation under the Federal Office for Information Security in Germany. In 2020, we received ISO 27701 compliance, the privacy extension to ISO 27001, and successfully renewed our FedRAMP Agency Authorization.

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

•

Globally Local. Our platform is designed to be utilized globally while accounting for local cultural, linguistic, regulatory and technological differences. We have relationships with suppliers and carriers in multiple countries to ensure delivery in compliance with local, technical and regulatory requirements. We have localized our user interface in several languages and dialects.

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

•

Further Penetrate Our Existing Customers. We believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. Our dollar-based net retention rate, which we define as revenue generated from existing customers including recurring revenue, expansion revenue, downgrades, and cancels, was over 110% for fiscal 2020. We also believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. New applications added, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals, have grown from 6% of our sales in the first quarter of 2016 to 66% of our sales in the fourth quarter of 2020.

•

Expand Our Partner Ecosystem: We continue to expand our strategic partnerships with our channel partners, technology partners, and system integrators. We intend to further expand our partner ecosystem to open up new channels to market and to enable our customers to succeed with our technology and platform in their operations and business processes.

•

Develop New Applications to Target New Markets and Use Cases. Our platform is highly flexible and can support the development of new applications to meet evolving safety and operational challenges. For example, throughout 2020, we announced a number of applications under the heading COVID-19 Shield, an extension to our CEM platform offering public health information, risk insights, wellness checks, logistics awareness and vaccine appointment management. We deployed our CEM Platform for a variety of COVID-19 uses, including to power countrywide communications about the pandemic, deliver health checks at higher education institutions, and coordinate vaccine distribution for a number of municipalities and organizations. We intend to continue to develop new applications for use cases in a variety of new markets and to leverage our platform and our existing customer relationships as a source of new applications, industry use cases, features and solutions.

•

Expand Our International Footprint. We intend to continue to expand our local presence in regions such as Europe, the Middle East and Asia to leverage our relationships with local carriers and our ability to deliver messages to over 200 countries and territories in several languages and dialects as well as expand our channel partnerships and also to opportunistically consider expanding in other regions.

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

Our Platform

Since inception, our SaaS-based critical communications platform was architected on a single code base to deliver multi-tenant capability and the speed, scale and resilience necessary to communicate, collaborate and orchestrate the response to critical events, when they occur.

Additional core technical attributes of our platform include:

•	Monitors more than 100 types of threat data and aggregates more than 25,000 of risk data elements for situation assessment and risk monitoring.
•	Multi-tenant architecture that supports multiple layers of redundancy to maximize uptime and delivery of critical content, regardless of volume or throughput requirements.
•	Dynamic spatial/geographic information system capability to geo-target communications by zip code, street address or a specific radius from a location.
•

Support for two-way communications and alerting on over 100 different modalities, including wireless phones, landlines, hand-held communication and other voice-capable devices, desktop, satellite communication, cell broadcast, location-based SMS, SMS, two-way radios, TV, outdoor digital signage, sirens and internet enabled devices, social media, websites.

•

Designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with health care requirements such as HIPAA privacy and security standards including FedRAMP, the European Union’s General Data Protection Regulation, or GDPR, and ISO 27001.

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

Our Contact Stores

Our contact stores manage approximately 490 million contact profiles and connections from more than 5,600 customers based in 70 countries as of December 31, 2020, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Public Warning. Our Public Warning application is used to reach international mobile populations on a regional or country-wide scale. It leverages existing telecom infrastructure to anonymously reach mobile phone users within a geographic area with two-way SMS communications without requiring an existing database of mobile phone numbers. Multichannel alerting can also be accomplished via mobile push notifications, cell broadcast, voice, email, or messaging to electronic display boards or radio. The application has been selected to be part of the national warning system for 11 countries in Europe, Asia, Oceania, the Middle East, Africa, and the Americas, supporting five European Union (EU) countries in conjunction with the EU mandate requiring member countries to have a population-wide alerting system in place by June 2022. These Public Warning customers include Australia, Cambodia, Greece, the Netherlands, Peru, Sweden and a number of the largest states in India. In compliance with GDPR, our Public Warning solution neither collects nor stores personally identifiable information (PII) data.

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

•

Risk Center. Our Risk Center solution aggregates data from over 25,000 data sources to assess more than 100 types of incidents and provide 24x7 incident information and analysis. A team of analysts, leveraging automation tools, verify risk incidents.

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

•

Secure Collaboration. Our Secure Collaboration solution allows contacts to exchange messages, voice, images, and video chat through our mobile application while providing security for their communications. The application facilitates HIPAA-compliant communications and is designed to comply with FedRAMP, Sarbanes-Oxley, and other compliance requirements from mobile devices or web browsers.

•

Control Center. Our Control Center physical security application is used for mission-critical control in enterprises and public safety. This solution correlates events from disparate safety and security systems into a common operating picture to provide real-time situation awareness. The application provides users with actionable alerts, next step actions, and automated reporting to better manage risks, ensure compliance with operating procedures and support business continuity. Automated workflows enable rapid risk management and consistent responses, reducing the risk of human error. It also facilitates device activation to help operational control to protect people and infrastructure. Dynamic reports and dashboards provide real-time actionable insights for operational and executive teams. The Control Center application is an open platform, integrating hundreds of security and operational technologies.

•

COVID-19 Shield. In the first quarter of 2020, we launched COVID-19 Shield, a new set of coronavirus protection solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic. In the second quarter of 2020, we launched several additional software solutions, including (1) COVID-19 Return to Work, a software solution designed to help businesses and governments navigate the complexity of operating during the next phase of the COVID-19 pandemic and prepare to bring back the workforce and reopen society; (2) COVID-19 Shield: Contact Tracing, a solution for corporate, government and healthcare organizations to supplement or complement existing manual contact tracing efforts; and (3) Control Center, a physical security information management software platform, which includes features designed to help organizations return to work by integrating and managing data and analytics from video cameras, thermal cameras, badge access and other building systems, and by automating the response to help organizations ensure the safety and protection of employees, as well as compliance with social distancing and personal protective equipment policies. In the fourth quarter of 2020, we announced COVID-19 Shield: Vaccine Distribution, an extension to our CEM platform offering risk insights, logistics awareness and vaccine appointment management. These new products were built off of our existing platforms.

We also have expanded our CEM platform through a series of recent acquisitions, including Techwan SA (“Techwan”), CNL Software Limited (“CNL Software”) and SnapComms Limited (“SnapComms”), to further augment its physical security, public safety and internal communications capabilities.

With industry-leading redundancy, scalability and uptime, the Everbridge platform reaches over 650 million people in more than 200 countries and territories.

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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 5,600 customers as of December 31, 2020. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2020 we had 573 customers with contracts valued at $100,000 or more, including 49 customers with contracts in excess of $500,000. As of December 31, 2020, our customers were based in 70 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education, and professional services. For the year ended December 31, 2020, 63% of our revenue was generated from enterprise customers, 26% from government and government-related customers and 11% from healthcare-related customers.

Sales and Marketing

Our sales and marketing organizations collaborate to create brand preference, efficiently and effectively generate leads, build a strong sales pipeline and cultivate customer relationships to help drive revenue growth. Our marketing strategy consists of a strong thought-leadership program, digital marketing engine and a diversified sales organization designed to efficiently sell across vertical markets to organizations of all sizes. We have dedicated sales teams focused on corporate customers, healthcare organizations and government customers, which covers U.S. federal, state and local governmental entities.

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

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts and growth of existing accounts, account managers responsible for renewal of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2020, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

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

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. We view CEM as a holistic solution that allows organizations to digitally transform their critical event management processes. These processes are siloed in a variety of ways in different organizations. Similarly, solutions from competitors in the field often are siloed by smaller functions across the holistic CEM solution. CEM includes Mass Notification, Risk Control, Public Warning, IT Alerting and Incident Management, and Control Center systems. The primary competitors for our Mass Notification applications include BlackBerry Limited, F24 AG, OnSolve, LLC, and Rave Wireless, Inc. The primary competitors for our Risk Control application include Anvil Group and WorldAware, Inc. The primary competitors for our Public Warning application include Celltick, Intersec and Genasys, Inc. For IT Alerting and Incident Management, our primary competitors are PagerDuty, Inc. and xMatters, Inc. For Control Center, our primary competitor is Genetec. Some competitors in siloed solutions are beginning to converge and build strategies that follow our CEM platform strategy. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward.

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

Government Regulation

The legal environment of Internet-based businesses is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, advertising, taxation, and intellectual property ownership and infringement.

Our customers, and those with whom they interact using our product and platform solutions, upload and store personally identifiable information and other data into our solutions and provide access to such data, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy related to the data used in connection with our solutions. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed in our solutions by customers. We must also monitor and comply with these issues directly in the operation of our business in these jurisdictions.

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials, or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the European General Data Protection Regulation, or the GDPR, which governs the protection of individuals with regard to the processing of personal data, and on the free movement of such data established in the European Union to certain non-European Union countries, such as the United States. Additionally, the data protection laws of each of the European member countries require comprehensive data privacy and security protections for consumers with respect to personal data collected about them. In February 2016, the European Union and U.S. officials announced an agreement, which established the EU-U.S. Privacy Shield, or the Privacy Shield, as a means for legitimating the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the U.S. However, on July 16, 2020, the European Court of Justice invalidated the Privacy Shield. As a result, we are no longer using the Privacy Shield as a legal mechanism for the transfer of data between the EU and the U.S. However, the European Court of Justice upheld the validity of Standard Contractual Clauses, which we will continue to use as a legal mechanism for the transfer of data between the EU and the U.S. We have and will continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the GDPR and the data protection legislation of individual member states.

In the United States, many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California recently enacted the California Consumer Privacy Act, or CCPA, that among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures.

For a discussion of risks related to these various areas of government regulation, see Risk Factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital Management

Culture and Governance

Culture

We believe that our culture has been a key contributor of our success to-date and that our mission, with the critical nature of the solutions that we provide, promotes a sense of greater purpose and fulfillment for our employees. We have invested in building an intentional global culture and believe it represents one of our most important and sustainable sources of competitive advantage.

Governance

Our Board of Directors and Board committees provide oversight on certain human capital matters. The Compensation Committee of our Board of Directors acts on behalf of the Board to review, adopt and approve our compensation strategy, policies, plans and programs, including, among others, reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management, evaluating and approving the compensation plans and programs advisable for us, and administration of our equity compensation plans, stock purchase plan, bonus plans, and other similar plans and programs.

Diversity and Inclusion

We prioritize diversity, equity and inclusion (“DEI”) to create a workplace that reflects the customers and populations we serve. We demonstrate our commitment to DEI by focusing on several key initiatives.  This includes aligning our hiring and recruiting practices to attract a diverse and talented workforce; creating employee resource groups dedicated to celebrating and empowering communities within our organization, including women, employees of color, employees who identify as LGBTQ, and members of the military and first responders; holding open forums for company-wide discussion and dialogue on civil unrest and equal justice; and supporting a growing ecosystem of minority-owned and led suppliers and partners. As of December 31, 2020, 32% of our global workforce was female, 28% of vice president and above roles globally were female, and non-Caucasian employees represented 25% of our U.S. workforce. We are committed to increasing the diversity of our workforce, and during the year ended December 31, 2020, 36% of our U.S. hires were female and 26% were non-Caucasian.

Labor Practices and Policies

Work Hours, Wages and Benefits

We compensate employees competitively relative to the industry and local labor market. We work to ensure full compliance with applicable wage, work hours, overtime and benefits laws. We assess the current business environment and labor market to refine our compensation and benefits programs.

In addition to salaries, our compensation and benefit programs (which may vary by country and location) include annual bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, volunteer time off, parental leave, adoption assistance and military leave, among many other benefits.

Safe and Healthy Workplace and Workplace Security

We seek to comply with all health and safety laws applicable to our business. To this end, we consult with employees to help keep work areas safe and free of hazardous conditions. Additionally, we are committed to maintaining a workplace free from violence, harassment, intimidation and other unsafe or disruptive conditions due to internal and external threats. We believe it is paramount to use our own CEM solutions to help us achieve our health and safety goals. We continue to take a variety of measures, including by using our own CEM solutions, to communicate to our employees and help keep them safe.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. We have taken, and are continuing to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We formed a dedicated, cross-functional task force to monitor the evolving pandemic conditions globally and provide guidance and resources to support employees during the crisis. As a result, and according to data compiled by global investment firm Battery Ventures during the COVID-19 pandemic, and employee feedback shared on Glassdoor during this time, Everbridge was named the third highest-rated public cloud computing company to work for during COVID-19. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

Workforce, Recruiting, Development and Retention

Workforce Size

As of December 31, 2020, we had 1,344 full-time employees, including 332 in data center operations and customer support, 482 in sales and marketing, 363 in research and development and 167 in general and administrative. As of December 31, 2020, we had 830 full-time employees in the United States and 514 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Recruiting

Our key talent philosophy is to develop talent from within and supplement with external hires. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. Measurements of our progress include the percentage of internal candidates sourced and attrition rates. During 2020, 7.3% of positions were filled by candidates sourced internally and our attrition rate was 14.8%. We also develop our talent pipeline with programs such as our internship program. During 2020, we hired 15 interns across various departments and geographies, of which eight were female, resulting in gender diversity of over 50 percent.

Workforce Development

We are committed to investing in our employees through professional training and development to ensure the highest possible performance for our customers while retaining our employees to grow their careers at Everbridge. We achieve this through several avenues, including skills training within functional departments, education reimbursement and a Manager Development Program. The Manager Development Program was created to help grow our people managers and provide a path to leadership. We offer a wide variety of content and resources to maximize development. Since the program started in 2019, nearly 100 employees have participated in training and overall satisfaction with the program, measured by internal surveys, is 88%.

The Everbridge Performance Management Program was designed to meet several key objectives including providing feedback to enhance performance, providing developmental guidance to grow skills, experience and careers, aligning individual effort to organizational objectives and recognizing achievements and contributions. During 2020, participation in the annual review process was 100%.

The Nominating and Corporate Governance Committee of our Board of Directors develops and periodically reviews with our Chief Executive Officer plans for succession to the offices of our executive officers and makes recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions.

Employee Engagement and Satisfaction

We conduct an annual employee engagement survey to gauge overall employee satisfaction. The survey is an opportunity for employees to provide anonymous feedback on topics ranging from leadership and management, to opportunities for career growth, to work-life balance and diversity, equity and inclusion. The results of the survey are used to develop our annual corporate and department business plans as well as direct the efforts of our People team.

We have been designated as a 2020 “Great Place To Work” in the United States. Based on employee feedback, we have been recognized for our culture, mission and leadership by Great Place to Work®, a global evaluator of workplace culture. In addition, in a survey conducted by Comparably measuring employee sentiment across over 60,000 U.S. companies, we ranked top 50 in the largest company category for Best Company Culture and Best CEO. We have also been honored by the U.S. Department of Defense for promoting a supportive work environment for members of the U.S. National Guard and Reserve.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and United Kingdom.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at http://ir.everbridge.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

Risks Related to Our Business and Our Industry

•	If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.
•	We have not been profitable on a consistent basis historically and may not achieve or maintain profitability in the future.
•

If we are unable to renew or increase sales of our Mass Notification application, or if we are unable to increase sales of our other applications or add new applications, our business and operating results could be adversely affected.

•

We operate in an emerging, evolving, and competitive market, and if we cannot expand our platform and applications to meet the demands of this market or effectively compete against competitors, our revenue may decline and we may incur operating losses.

•

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

•	Our failure to effectively complete and integrate acquired technologies, assets or businesses may harm our financial results.
•

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

Risks Related to Cybersecurity, and Reliability

•

Compromise or unauthorized access to our data or the data of our customers or their employees could harm our business and our customers, cause customers to curtail or cease their use of our applications, damage our reputation, and cause us to incur significant liabilities.

•

Interruptions or delays in service from our third-party data center providers could impair our ability to make our platform and applications available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

Risks Related to Data Privacy Government Regulation

•

We are subject to governmental laws and regulations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.

•	Compliance with governmental laws and regulations could impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
•	If our applications fail to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

•	Risks Related to Our Intellectual Property.
•	If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.
•

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

•	The use of open source software in our platform and applications may expose us to additional risks and harm our intellectual property.

Risks Related to Ownership of Our Common Stock

•	Our stock price may be volatile and you may lose some or all of your investment.
•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•

Conversion of the $450 million aggregate principal amount of 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and $115 million aggregate principal amount of 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

•

We are obligated to maintain a system of effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may harm investor confidence in our company and, as a result, the value of our common stock.

•

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Risks Related to Our Indebtedness

•	We issued convertible notes that have rights senior to our common stock.
•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•	The conditional conversion feature of the 2024 Notes and 2022 Notes, may adversely affect our financial condition and operating results.

General Risks

•	The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
•	Legislative actions and new accounting pronouncements are likely to impact our future financial position or results of operations.
•

We may have additional tax liabilities from sales taxes, inability to use net operating losses, or changes in regulations, any or all of which could change our effective tax rate or tax liability and have an adverse effect on our results of operations.

•	We face exposure to foreign currency exchange rate fluctuations.

Risks Related to Our Business and Our Industry

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

The number of our full-time employees were 1,344, 948 and 777 as of December 31, 2020, 2019 and 2018, respectively. In 2020, we made a significant investment in our sales organization, growing our headcount by 40%, and our revenue increased by $70.3 million for the year ended December 31, 2020 compared to 2019, due in part to the increase in our customer base.

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

We have posted a net loss in each year since inception, including net losses of $93.4 million, $52.3 million and $47.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $293.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

While we have introduced several new event management applications over the last few years, we derived approximately 50%, 61% and 62% of our revenue from sales of our Mass Notification application in 2020, 2019 and 2018, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

Our applications, including our Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center applications, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

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

The market for CEM solutions is in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly or how consistently it will develop or whether our platform and applications will be accepted into the markets in which we operate and plan to operate. Our success will depend, to a substantial extent, on the widespread adoption of our platform and applications as an alternative to historical mass notification systems. Some organizations may be reluctant or unwilling to use our platform and applications for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform and applications. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premises applications into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based applications. Our ability to expand sales of our platform and applications into new markets depends on several factors, including the awareness of our platform and applications; the timely completion, introduction and market acceptance of enhancements to our platform and applications or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with channel partners and communication carriers; the effectiveness of our marketing programs; the costs of our platform and applications; and the success of our competitors. If we are unsuccessful in developing and marketing our platform and applications into new markets, or if organizations do not perceive or value the benefits of our platform and applications, the market for our platform and applications might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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
•

our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the recent acquisitions of Connexient, Inc. (“Connexient”), CNL Software, One2Many Group B.V. (“one2many”), Techwan, SnapComms and Red Sky Technologies Inc. (“Red Sky”) and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

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

We have acquired businesses and technology in the past. For example, we acquired Connexient and CNL Software Limited in February 2020, one2many in March 2020, Techwan in May 2020, SnapComms in August 2020 and Red Sky in January 2021. We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Any acquisitions we complete will give rise to risks, including:

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the

Netherlands. In February 2020, we acquired CNL Software Limited, a global provider of physical security information management platform software based in Camberley, United Kingdom. In March 2020, we acquired One2Many Group B.V. based in the Netherlands. In May 2020, we acquired Techwan SA based in Switzerland. In August 2020, we acquired SnapComms Limited based in New Zealand.  For the years ended December 31, 2020 and 2019, approximately 26% and 22% of our revenue, respectively, was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
•	differing exposure to, responses to and capacities for managing the COVID-19 pandemic;
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

Risks Related to Cybersecurity, and Reliability

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

We currently serve part of our platform functions from third-party data center hosting facilities operated by Century Link and located in the Los Angeles, California and Denver, Colorado areas. We also rely on Amazon Web Services servers located in Germany, Ireland, the United Kingdom, Canada, California, and Virginia to host certain of our platform functions and applications. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

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

Risks Related to Data Privacy Government Regulation

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

Certain of our existing applications, such as Secure Collaboration, a tailored version of our Secure Messaging application that is designed to comply with HIPAA, are and are likely to continue to be subject to increasing regulatory requirements in a number of ways and as we continue to introduce new applications, we may be subject to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business. In addition, we market our applications and professional services in certain countries outside of the United States and plan to expand our local presence in regions such as Europe, the Middle East and Asia. If additional legal and/or regulatory requirements are implemented in the foreign countries in which we provide our services, the cost of developing or selling our applications may increase. As these requirements proliferate and as existing legal requirements become subject to new interpretations, we must change or adapt our applications and professional services to comply. Changing regulatory requirements might render certain of our applications obsolete or might block us from accomplishing our work or from developing new applications. This might in turn impose additional costs upon us to comply or to further develop our applications. It might also make introduction of new applications or service types more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new applications or cause the continuation of our existing applications or professional services to become unprofitable or impossible.

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

We have numerous issued patents and patent applications pending as of December 31, 2020. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge”, “Nixle” and “Visual Command Center” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price ranged from an intraday low of $77.60 to an intraday high of $165.79 during the year ended December 31, 2020. Factors that may affect the market price of our common stock include:

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

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of Connexient, CNL Software, one2many, Techwan, SnapComms and Red Sky, and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date provided, and the other information contained in or referred to in the factors described above and our current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us from time to time will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. There are no comparable recent events that provide guidance as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide from time to time may also be incorrect or incomplete. Furthermore, if we make downward revisions of previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Conversion of the 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. The conversion of some or all of the convertible 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2020. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. The 2024 Notes were not convertible during the year ended December 31, 2020. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

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

Any failure to maintain adequate internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Risks Related to our Indebtedness

We issued convertible notes that have rights senior to our common stock.

In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes.

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

As of December 31, 2020, we had $530 million (undiscounted) principal amount of indebtedness under the 2024 Notes and 2022 Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the 2024 Notes or the 2022 Notes is triggered, holders of the 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2024 Notes or the 2022 Notes at any time during specified periods at their option. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2020. The 2024 Notes were not convertible during the year ended December 31, 2020, but will be convertible under certain circumstances. If one or more holders elect to convert their 2022 Notes or their 2024 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes or their 2024 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes or the 2024 notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

General Risks

The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.

The impact of the ongoing COVID-19 pandemic is severe, and widespread, and while the rollout of vaccines has begun, the timing of vaccinations and lifting of shelter in place requirements and movement restrictions is unknown. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, the vast majority of our employees are working remotely and are expected to continue to work remotely until the pandemic subsides. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to onsite operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of their purchases of our products and services.

The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which cannot be predicted or quantified at this time. We may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the year ended December 31, 2020, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and services and could materially and adversely impact our results and financial condition even after the pandemic has subsided and the containment measures are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by the COVID-19 pandemic, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described herein including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycles, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, the timing of vaccine rollouts and herd immunity, the pandemic’s impact on capital and financial markets, the timing of economic recovery, the spread of the virus to other regions, and the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us and our planned international expansion. The U.S. economy and other key international economies have been impacted by the COVID-19 pandemic, threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our applications and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

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

For example, in August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective beginning in the first quarter of 2022. We are assessing the impact this standard will have our consolidated financial statements.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOL”s) of $240.1 million and $222.4 million, respectively, due to prior period losses, of which $175.8 million and $76.2 million, respectively, can be carried forward indefinably with the remaining expiring in various years through 2040 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation. We also have federal and state NOLs of $9.2 million and $9.1 million, respectively, from various acquisitions which are subject to limitations under Section 382. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

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

We may have additional tax liabilities.

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

In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020. The CARES Act includes various income and payroll tax measures which did not materially impact our financial statements.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and United Kingdom.

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

As of December 31, 2020, there were 133 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

This section is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, (the “Securities Act”) whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Everbridge, Inc.	$100.00	$161.00	$307.00	$422.00	$806.00
S&P 500 Stock Index	$100.00	$119.00	$111.00	$143.00	$166.00
S&P 500 Information Technology Index	$100.00	$137.00	$135.00	$200.00	$285.00

Recent Sale of Unregistered Securities

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

During the year ended December 31, 2020, we issued 362,029 shares of our common stock to holders of our 1.50% convertible senior notes due 2022 upon settlement of conversion of an aggregate principal amount of approximately $12.2 million of such notes. For further information, see Note 9, Convertible Senior Notes, of the notes to condensed consolidated financial statements. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2020 and 2019 and as of December 31, 2020 and 2019 reflects the adoption of ASU No. 2016-02, Leases (Topic 842). The selected consolidated financial data for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020, 2019 and 2018 reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. See Notes 2, 15 and 18 of the notes to consolidated financial statements. The summary consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 does not reflect the adoption of ASU 2016-02. The summary consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016 does not reflect the adoption of ASU 2014-09.

	Year Ended December 31,
(in thousands, except shares and per share data)	2020	2019	2018	2017	2016
Revenue	$271,141	$200,882	$147,094	$104,352	$76,846
Cost of revenue(1)	83,028	63,535	46,810	31,503	23,767
Gross profit	188,113	137,347	100,284	72,849	53,079
Operating expenses:
Sales and marketing(1)	123,330	87,731	69,608	46,998	34,847
Research and development(1)	62,512	50,024	41,305	22,241	14,765
General and administrative(1)	74,485	46,820	31,462	22,895	14,293
Total operating expenses	260,327	184,575	142,375	92,134	63,905
Operating loss	(72,214)	(47,228)	(42,091)	(19,285)	(10,826)
Other expenses, net	(23,449)	(4,597)	(4,628)	(302)	(484)
Loss before income taxes	(95,663)	(51,825)	(46,719)	(19,587)	(11,310)
Benefit from (provision for) income taxes	2,267	(425)	(796)	(47)	24
Net loss	$(93,396)	$(52,250)	$(47,515)	$(19,634)	$(11,286)
Net loss per share attributable to common shareholders - basic and diluted	$(2.70)	$(1.58)	$(1.63)	$(0.70)	$(0.68)
Weighted average shares outstanding - basic and diluted	34,581,144	33,161,656	29,107,267	27,862,375	16,659,561

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Stock-based compensation expense:
Cost of revenue	$2,954	$1,966	$2,306	$578	$180
Sales and marketing	15,946	9,983	9,282	2,419	725
Research and development	8,703	7,820	7,106	1,514	348
General and administrative	19,152	13,720	7,131	4,788	1,848
Total	$46,755	$33,489	$25,825	$9,299	$3,101

	Year Ended December 31,
	2020	2019	2018	2017	2016
Depreciation and amortization expense:
Cost of revenue	$12,165	$9,434	$7,741	$7,263	$6,247
Sales and marketing	932	752	384	304	208
Research and development	597	502	309	203	265
General and administrative	17,065	8,983	5,259	2,437	1,022
Total	$30,759	$19,671	$13,693	$10,207	$7,742

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$467,171	$531,575	$59,978	$102,754	$60,765
Working capital, excluding deferred revenue	527,613	585,759	135,206	166,589	70,488
Total assets	960,944	837,296	262,180	236,413	108,322
Total deferred revenue	170,127	133,466	95,636	73,072	52,634
Total debt	441,514	430,282	94,524	89,481	—
Total liabilities	708,639	616,984	220,022	180,422	65,970
Total stockholders’ equity	252,305	220,312	42,158	55,991	42,352

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. During public safety threats including active shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 5,600 customers as of December 31, 2020. As of December 31, 2020, our customers were based in 70 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of December 31, 2020, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 83% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 50% of our revenue in 2020 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $271.1 million in 2020, $200.9 million in 2019, $147.1 million in 2018 and $104.4 million in 2017, representing year-over-year increases of 35% in 2020, 37% in 2019 and 41% in 2018. We had net losses of $93.4 million, $52.3 million, $47.5 million and $19.6 million in 2020, 2019, 2018 and 2017, respectively.

As of December 31, 2020, and 2019, 24% and 23% of our customers, respectively, were located outside of the United States and these customers generated 26% and 22% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

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

Recent Developments

Business Combinations

On February 7, 2020, we entered into a Stock Purchase Agreement with Connexient pursuant to which we purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. We paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of our common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. We acquired Connexient to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications.

On February 25, 2020, we entered into a Stock Purchase Agreement with CNL Software for a base consideration of approximately $35.7 million. We paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of our common stock. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $104.10 per share. We acquired CNL Software to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions to broaden support for IoT applications.

On March 19, 2020, we entered into a Stock Purchase Agreement with one2many pursuant to which we purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. We paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of our common stock. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to us if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. We acquired one2many to expand our customer base and for its cell broadcast technology to enhance our public warning applications.

On May 27, 2020, we entered into a Stock Purchase Agreement with Techwan pursuant to which we purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. We paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of our common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of our common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. We acquired Techwan to expand our customer base and for its strategic technology assets to enhance our CEM suite of solutions.

On August 4, 2020, we entered into a Stock Purchase Agreement with SnapComms pursuant to which we purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. We paid $13.6 million in cash and issued 121,858 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $145.13 per share. On the first anniversary of the acquisition date, we expect to pay deferred consideration of approximately $3.3 million in cash and shares of our common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. We acquired SnapComms to expand our customer base and for its internal communications software to enhance our CEM suite of solutions.

On January 15, 2021, we entered into a Stock Purchase Agreement with Red Sky pursuant to which we purchased all of the issued and outstanding shares of stock of Red Sky for a base consideration of $55.4 million, net of cash acquired. We paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of our common stock at closing. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $30 million that can be earned by the sellers based on certain revenue targets through June 30, 2021. We acquired Red Sky to expand our customer base and for its E911 incident response solutions platform to enhance our CEM suite of solutions.

Impacts of COVID-19 to Our Business

During the year ended December 31, 2020, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the future impact of COVID-19 on our financial results and operations, but the impact could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See “Risk Factors” included in Part I, Item 1A included herein which includes information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

In the first quarter of 2020, we launched COVID-19 Shield, a new set of coronavirus protection solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic. In the second quarter of 2020, we launched several additional software solutions, including (1) COVID-19 Return to Work, a software solution designed to help businesses and governments navigate the complexity of operating during the next phase of the COVID-19 pandemic and prepare to bring back the workforce and reopen society; (2) COVID-19 Shield: Contact Tracing, a solution for corporate, government and healthcare organizations to supplement or complement existing manual contact tracing efforts; and (3) Control Center, a physical security information management software platform, which includes features designed to help organizations return to work by integrating and managing data and analytics from video cameras, thermal cameras, badge access and other building systems, and by automating the response to help organizations ensure the safety and protection of employees, as well as compliance with social distancing and personal protective equipment policies. In the fourth quarter of 2020, we announced COVID-19 Shield: Vaccine Distribution, an extension to our CEM platform offering risk insights, logistics awareness and vaccine appointment management. These new products were built off of our existing platforms.

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

We also sell professional services, which primarily consist of fees for deployment and optimization services as well as training. In addition, on occasion we may sell our software and related post contract support for on premises usage which is outside of our core business and is not a significant revenue stream for us.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options, restricted stock units, performance-based restricted stock units and our employee stock purchase plan within the applicable operating expense category based on the equity award recipient’s functional area.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The results of operations for the years ended December 31, 2020 and 2019 reflects the adoption of ASU 2016-02, Leases (“Topic 842”). See Note 18 of the notes to consolidated financial statements for more information. Financial data for the year ended December 31, 2018 does not reflect the adoption of Topic 842. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$271,141	$200,882	$147,094
Cost of revenue(1)	83,028	63,535	46,810
Gross profit	188,113	137,347	100,284
Operating expenses:
Sales and marketing(1)	123,330	87,731	69,608
Research and development(1)	62,512	50,024	41,305
General and administrative(1)	74,485	46,820	31,462
Total operating expenses	260,327	184,575	142,375
Operating loss	(72,214)	(47,228)	(42,091)
Other expense, net	(23,449)	(4,597)	(4,628)
Loss before income taxes	(95,663)	(51,825)	(46,719)
Benefit from (provision for) income taxes	2,267	(425)	(796)
Net loss	$(93,396)	$(52,250)	$(47,515)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense:
Cost of revenue	$2,954	$1,966	$2,306
Sales and marketing	15,946	9,983	9,282
Research and development	8,703	7,820	7,106
General and administrative	19,152	13,720	7,131
Total	$46,755	$33,489	$25,825

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense:
Cost of revenue	$12,165	$9,434	$7,741
Sales and marketing	932	752	384
Research and development	597	502	309
General and administrative	17,065	8,983	5,259
Total	$30,759	$19,671	$13,693

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	31%	32%	32%
Gross profit	69%	68%	68%
Operating expenses:
Sales and marketing	45%	44%	47%
Research and development	23%	25%	28%
General and administrative	27%	23%	21%
Total operating expenses	96%	92%	97%
Operating loss	(27)%	(24)%	(29)%
Other expense, net	(9)%	(2)%	(3)%
Loss before income taxes	(35)%	(26)%	(32)%
Benefit from (provision for) income taxes	1%	*	(1)%
Net loss	(34)%	(26)%	(32)%

(1)	Columns may not add up to 100% due to rounding.
*	Represents less than 0.5% of revenue.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$271,141	$200,882	$70,259	35.0%

Revenue increased by $70.3 million in 2020 compared to 2019. The increase was due to a $70.3 million increase in sales of our solutions driven by expansion of our customer base from 5,024 customers as of December 31, 2019 to 5,613 as of December 31, 2020, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of revenue	$83,028	$63,535	$19,493	30.7%
Gross margin %	69%	68%

Cost of revenue increased by $19.5 million in 2020 compared to 2019. The increase was primarily due to a $10.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 238 employees as of December 31, 2019 to 332 employees as of December 31, 2020 and a $5.8 million increase in hosting, software and messaging costs. The remaining increase was principally the result of a $2.7 million increase in depreciation and amortization expense attributable to our acquired intangible assets and a $0.4 million increase attributed to office related expenses to support revenue generating activities.

Gross margin percentage increased in 2020 as compared to 2019 due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$123,330	$87,731	$35,599	40.6%
% of revenue	45%	44%

Sales and marketing expense increased by $35.6 million in 2020 compared to 2019. The increase was primarily due to a $30.5 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 345 employees as of December 31, 2019 to 482 employees as of December 31, 2020. The remaining increase was principally the result of a $3.0 million increase in trade show and advertising costs and a $2.1 million increase attributed to office related expenses to support the sales team.

Research and Development Expense

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$62,512	$50,024	$12,488	25.0%
% of revenue	23%	25%

Research and development expense increased by $12.5 million in 2020 compared to 2019. The increase was primarily due to a $9.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 252 employees as of December 31, 2019 to 363 employees as of December 31, 2020, a $3.8 million increase in professional services, a $1.0 million increase in hosting and software related cost and an increase of $0.5 million in office related expenses to support research and development activities. In addition, a total of $8.5 million of internally-developed software costs during 2020 and $6.5 million of internally-developed software costs during 2019 were capitalized, resulting in a $2.0 million offset to the increase during 2020.

General and Administrative Expense

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$74,485	$46,820	$27,665	59.1%
% of revenue	27%	23%

General and administrative expense increased by $27.7 million in 2020 compared to 2019. The increase was primarily due to a $9.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 113 employees as of December 31, 2019 to 167 employees as of December 31, 2020 and an $8.1 million increase in depreciation and amortization. The remaining increase was due to a $4.2 million increase in the change in fair value of contingent consideration obligation, a $2.8 million increase in office related expenses to support the administrative team, a $2.0 million increase in credit loss expense, a $1.2 million increase in software subscription costs and a $0.4 million increase in other general and administrative expenses.

Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other expense, net	$23,449	$4,597	$18,852	410.1%
% of revenue	9%	2%

Other expense, net increased by $18.9 million in 2020 compared to 2019 primarily due to a $16.7 million increase in interest expense related to our convertible senior notes and a decrease of $2.5 million of interest income due to lower interest rates on our investment balance, partially offset by a decrease of $1.0 million in losses related to the partial extinguishment and conversions of our 2022 Notes.

Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Benefit from (provision for) income taxes	$2,267	$(425)	$2,692	633.4%
% of revenue	1%	(0)%

Income tax expense decreased by $2.7 million in 2020 compared to 2019. During 2020, deferred tax liabilities were recognized in connection with the purchase price accounting for our acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of our deferred tax assets, which resulted in a tax benefit of approximately $1.5 million related to U.S. acquired entities and a tax benefit of approximately $1.8 million related to non-U.S. acquisitions recognized during 2020 which is the primary reason for the decrease in our income tax provision from 2019 to 2020.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$8,044	$5,170	$(2,947)
Adjusted gross margin	195,224	141,427	103,858
Free cash flow	2,895	(2,771)	(6,925)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes, change in fair value of contingent consideration and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, loss on extinguishment of convertible notes, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(93,396)	$(52,250)	$(47,515)
Interest and investment expense, net	22,082	2,979	4,504
(Benefit from) provision for income taxes	(2,267)	425	796
Depreciation and amortization	30,759	19,671	13,693
Loss on extinguishment of convertible notes	446	1,406	—
Change in fair value of contingent consideration	3,665	(550)	(250)
Stock-based compensation	46,755	33,489	25,825
Adjusted EBITDA	$8,044	$5,170	$(2,947)

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

	Year Ended December 31,
	2020	2019	2018
Gross profit	$188,113	$137,347	$100,284
Amortization of acquired intangibles	4,157	2,114	1,268
Stock-based compensation	2,954	1,966	2,306
Adjusted gross margin	$195,224	$141,427	$103,858

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

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$15,803	$10,317	$3,295
Capital expenditures	(3,257)	(5,269)	(1,721)
Capitalized software development costs	(9,651)	(7,819)	(8,499)
Free cash flow	$2,895	$(2,771)	$(6,925)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating loss and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes. The tax impact of such adjustments is not material. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period, as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding loss on extinguishment of convertible notes allows for more meaningful comparisons between operating results from period to period as losses on the extinguishment of convertible notes are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$83,028	$63,535	$46,810
Amortization of acquired intangibles	(4,157)	(2,114)	(1,268)
Stock-based compensation	(2,954)	(1,966)	(2,306)
Non-GAAP cost of revenue	$75,917	$59,455	$43,236

Gross profit	$188,113	$137,347	$100,284
Amortization of acquired intangibles	4,157	2,114	1,268
Stock-based compensation	2,954	1,966	2,306
Non-GAAP gross profit	$195,224	$141,427	$103,858
Non-GAAP gross margin	72.00%	70.40%	70.61%

Sales and marketing	$123,330	$87,731	$69,608
Stock-based compensation	(15,946)	(9,983)	(9,282)
Non-GAAP sales and marketing	$107,384	$77,748	$60,326

Research and development	$62,512	$50,024	$41,305
Stock-based compensation	(8,703)	(7,820)	(7,106)
Non-GAAP research and development	$53,809	$42,204	$34,199

General and administrative	$74,485	$46,820	$31,462
Amortization of acquired intangibles	(15,979)	(8,301)	(4,667)
Change in fair value of contingent consideration	(3,665)	550	250
Stock-based compensation	(19,152)	(13,720)	(7,131)
Non-GAAP general and administrative	$35,689	$25,349	$19,914

Total operating expenses	$260,327	$184,575	$142,375
Amortization of acquired intangibles	(15,979)	(8,301)	(4,667)
Change in fair value of contingent consideration	(3,665)	550	250
Stock-based compensation	(43,801)	(31,523)	(23,519)
Non-GAAP operating expenses	$196,882	$145,301	$114,439

Operating loss	$(72,214)	$(47,228)	$(42,091)
Amortization of acquired intangibles	20,136	10,415	5,935
Change in fair value of contingent consideration	3,665	(550)	(250)
Stock-based compensation	46,755	33,489	25,825
Non-GAAP operating loss	$(1,658)	$(3,874)	$(10,581)

Net loss	$(93,396)	$(52,250)	$(47,515)
Amortization of acquired intangibles	20,136	10,415	5,935
Change in fair value of contingent consideration	3,665	(550)	(250)
Stock-based compensation	46,755	33,489	25,825
Accretion of interest on convertible senior notes	22,161	5,711	4,616
Loss on extinguishment of convertible notes	446	1,406	—
Non-GAAP net loss	$(233)	$(1,779)	$(11,389)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $467.2 million as of December 31, 2020. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash, cash equivalents and restricted cash at beginning of period	$539,662	$60,068	$103,051
Cash provided by operating activities	15,803	10,317	3,295
Cash used in investing activities	(85,185)	(24,574)	(48,413)
Cash provided by financing activities	5,054	494,101	3,099
Effects of exchange rates on cash, cash equivalents and restricted cash	296	(250)	(964)
Cash, cash equivalents and restricted cash at end of period	$475,630	$539,662	$60,068

At December 31, 2020, $10.6 million of the $475.6 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

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

Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2020.

During fiscal year 2019, we paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. We also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million.

During fiscal year 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes.

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

Operating activities provided $15.8 million in net cash in 2020, primarily from $116.1 million in non-cash operating expenses, which was partially offset by our net loss of $93.4 million and by a $6.9 million decrease in changes in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating $46.8 million for stock-based compensation expense, $30.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $22.2 million of accretion on the convertible notes, $12.6 million in amortization of commissions, $3.7 million related to the change in fair value of contingent consideration, $3.1 million for the increase in our provision for credit losses and sales return reserve and a $0.4 million loss on extinguishment of convertible notes, offset by $3.5 million for deferred income taxes. The change in operating assets and liabilities reflected a $25.0 million increase in deferred revenue, a $22.6 million increase in accounts receivable, an $18.9 million increase in deferred costs due to timing of payments made for commissions, a $7.4 million increase in other liabilities, a $4.0 million increase in prepaid expenses, a $3.5 million increase in accrued employee-related expenses due to timing of payments, a $1.5 million increase in accounts payable due to the timing of payments made and a $1.1 million increase in accrued expenses due to timing of payments made to vendors, partially offset by a $0.1 million decrease in other assets.

Operating activities provided $10.3 million in net cash in 2019, primarily from $68.2 million in non-cash operating expenses, which was partially offset by a $5.7 million decrease in changes in operating assets and liabilities and by our net loss of $52.3 million. Specifically, we recognized non-cash charges aggregating $33.5 million for stock-based compensation expense, $19.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $8.0 million in amortization of commissions, $5.7 million of accretion on the convertible notes, $1.4 million loss on extinguishment of convertible notes and $0.7 million for the increase in our provision for credit losses and sales return reserve, offset by $0.6 million related to the change in fair value of contingent consideration. The change in operating assets and liabilities reflected a $25.6 million increase in accounts receivable, a $15.3 million increase in deferred cost due to timing of payments made for commissions, a $3.5 million increase in prepaid expenses, a $1.4 million decrease in other liabilities, and a $1.3 million decrease in accrued expenses due to timing of payments made to vendors. These changes were partially offset by a $29.7 million increase in deferred revenue, a $5.3 million increase in accounts payable due to the timing of payments made, a $4.5 million increase in accrued employee-related expenses due to timing of payments and a $1.8 million decrease in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $85.2 million in 2020, which consisted primarily of $55.1 million of cash paid for the acquisitions of Connexient, CNL Software, one2many, Techwan and SnapComms, $17.1 million of cash paid for the purchase of intangible assets, $9.7 million of investment in software development and $3.3 million in purchases of property and equipment.

Investing activities used $24.6 million in 2019, which consisted primarily of our acquisitions of NC4 Inc. and NC4 Public Sector LLC (collectively, “NC4”) and MissionMode Solutions, Inc. for an aggregate of $58.4 million, investment in software development of $7.8 million, our purchase of property and equipment of $5.3 million, and purchase of short-term investments of $2.0 million. These were offset by cash provided of $47.8 million in maturities of our short-term investments and $1.1 million attributed to a landlord reimbursement.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under the 2024 Notes and 2022 Notes, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the exercise of market based restricted stock units.

Financing activities provided $5.1 million of cash in 2020, which reflects $8.2 million from the exercise of stock options and $3.4 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by a $6.4 million payment for restricted stock unit employee withholding taxes.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2020 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations (1)	$—	$79,795	$450,000	$—	$529,795
Operating leases (2)	5,558	10,373	3,564	2,769	22,264
	$5,558	$90,168	$453,564	$2,769	$552,059

(1)

Debt obligations include the principal amount of the 2024 Notes and 2022 Notes but exclude interest payments to be made under the 2024 Notes and 2022 Notes. Although the 2024 Notes and 2022 Notes mature in 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2024 Notes and 2022 Notes balance excludes $81.0 million and $7.3 million, respectively, of debt discount capitalized on our balance sheet and shown net of our debt obligations. Please see Note 9 of the notes to our consolidated financial statements for more information on the terms of the 2024 Notes and 2022 Notes.

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

Backlog

We generally sell all of our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of December 31, 2020, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Revenue Recognition

We derive our revenues primarily from subscription services and professional services. We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We determine revenue recognition through the following steps:

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

Software License Revenues

On occasion we may sell software and related post contract support for on premises usage as well as professional services, hardware and hosting which is outside of our core business and is not a significant revenue stream for us. Our on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within our contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Allowance for Credit Losses

Allowance for credit risk for accounts receivables and contract assets is established based on various factors including credit profiles of our customers, historical payments and current economic trends. We review the allowance for accounts receivables and contract assets by assessing individual accounts receivable or unbilled contract assets over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable and contract assets are written-off on a case by case basis, net of any amounts that may be collected. If our estimate of uncollectible accounts is too low, credit loss expense may increase in future periods, and if it is too high, credit loss expense may decrease in future periods.

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

We grant performance-based RSUs (“PSUs”), that vest upon satisfaction of certain performance-based conditions. The PSUs generally vest based on us achieving certain revenue growth thresholds. The vesting of the PSUs is subject to the employee’s continued employment with us through the date of achievement. The fair value is based on the value of our common stock at the date of issuance and the probability of achieving the performance metric. We have assessed the probability of achievement of the award as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

In 2018, we granted market-based RSUs that vest upon satisfaction of certain market-based conditions. These RSUs were valued using the Monte-Carlo simulation model. These RSUs vested based on our common stock achieving certain stock price thresholds. The fair value was based on values calculated under the Monte Carlo simulation model on the grant date. We recognized the compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition. No market-based RSUs were granted during the years ended December 31, 2020 and 2019.

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

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Significant estimation is required in determining the fair value of the customer relationship intangible assets, deferred revenue and contingent consideration liabilities. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, deferred revenue and contingent consideration liabilities, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We use the income approach to measure the fair value of these intangible assets, a discounted cash flow approach for deferred revenue and a Monte Carlo simulation model to measure the fair value of the contingent consideration liabilities. The significant assumptions used to estimate the fair value of the intangible assets, deferred revenue and contingent consideration liabilities included forecasted revenues from existing customers, existing customer attrition rates, estimated costs required to fulfill the deferred revenue obligation and forecasted revenues for the contingent consideration earnout period. When estimating the significant assumptions to be used in the valuation we include a consideration of current industry information, market and economic trends, historical results of the acquired business, nature of the performance obligations associated with the deferred revenue and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

The valuation of the contingent consideration is derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of our assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. Fair value is estimated using the probability weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

Goodwill Impairment

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our annual impairment assessment on November 30, 2020. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2020, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2020, there was no impairment of goodwill recorded.

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

Convertible Senior Notes

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. We accounted for the convertible senior notes, the partial repurchase of the 2022 Notes in 2019 and 2022 Note conversions in 2020 as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2020, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2020.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $79.8 million remain outstanding. The 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at December 31, 2020. During the year ended December 31, 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. The 2024 Notes were not convertible during the year ended December 31, 2020. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2024 Notes and 2022 Notes would result in a loss of approximately $5.3 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $467.2 million as of December 31, 2020, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
(in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Consolidated Statements of Operations Data:
Revenue	$42,819	$48,405	$52,547	$57,111	$58,900	$65,377	$71,256	$75,608
Cost of revenue	13,981	14,739	16,454	18,361	20,889	19,423	20,885	21,831
Gross profit	28,838	33,666	36,093	38,750	38,011	45,954	50,371	53,777
Operating expenses:
Sales and marketing	20,071	22,015	21,903	23,742	29,588	28,741	31,395	33,606
Research and development	11,485	12,802	12,877	12,860	14,172	14,937	16,948	16,455
General and administrative	10,558	10,464	13,435	12,363	15,911	16,799	19,766	22,009
Total operating expense	42,114	45,281	48,215	48,965	59,671	60,477	68,109	72,070
Operating loss	(13,276)	(11,615)	(12,122)	(10,215)	(21,660)	(14,523)	(17,738)	(18,293)
Other expense, net	(564)	(310)	(700)	(3,023)	(4,426)	(6,201)	(6,194)	(6,628)
Loss before benefit from (provision for) income taxes	(13,840)	(11,925)	(12,822)	(13,238)	(26,086)	(20,724)	(23,932)	(24,921)
Benefit from (provision for) income taxes	(294)	(138)	(99)	106	701	1,504	(273)	335
Net loss	$(14,134)	$(12,063)	$(12,921)	$(13,132)	$(25,385)	$(19,220)	$(24,205)	$(24,586)
Other Metrics:
Adjusted EBITDA(1)	$(1,892)	$400	$1,636	$5,026	$(4,771)	$3,637	$5,058	$4,120

(1)

Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes, change in fair value of contingent consideration and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, loss on extinguishment of convertible notes, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Other Metrics” for a discussion of the limitations of adjusted EBITDA.

	Three Months Ended
(in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net loss	$(14,134)	$(12,063)	$(12,921)	$(13,132)	$(25,385)	$(19,220)	$(24,205)	$(24,586)
Interest and investment expense, net	458	322	665	1,534	4,349	5,763	5,955	6,015
(Benefit from) provision for income taxes	294	138	99	(106)	(701)	(1,504)	273	(335)
Depreciation and amortization expense	3,705	3,995	5,492	6,479	6,656	7,320	8,140	8,643
Loss on extinguishment of convertible notes	—	—	—	1,406	—	—	44	402
Change in fair value of contingent consideration	—	—	—	(550)	—	—	1,500	2,165
Stock-based compensation expense	7,785	8,008	8,301	9,395	10,310	11,278	13,351	11,816
Adjusted EBITDA	$(1,892)	$400	$1,636	$5,026	$(4,771)	$3,637	$5,058	$4,120

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

Quarterly Trends in Operating Expenses

Our operating expenses generally have increased sequentially for the periods presented due primarily to increases in headcount and other office and infrastructure related expenses to support our growth. We anticipate our operating expenses will continue to increase in absolute dollar terms as we invest in the long-term growth of our business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2020.

During 2020, we completed the acquisitions of Connexient, CNL Software, one2many, Techwan and SnapComms (the “Acquisitions”). As permitted by the U.S. Securities and Exchange Commission, we excluded the Acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition dates and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 were total assets and net revenues of approximately 8% of each of our consolidated total assets and net revenues as of and for the year ended December 31, 2020.

This Annual Report includes an attestation report regarding our internal control over financial reporting by our registered public accounting firm, which appears in the appendix to this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our global organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our employees began working from home starting in March 2020. Management is continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their activities related to our business. Our code of business conduct and ethics is available on our website at www.everbridge.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Global Market.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

3.	Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Transaction Agreement dated February 13, 2018, by and among Everbridge, Inc., Everbridge Holdings Limited, and Unified Messaging Systems ASA		8-K	001-37874	2.1	4/9/18

2.2	Membership Interest Purchase Agreement dated July 29, 2019, by and among Everbridge, Inc., NC4 Inc., NC4 Public Sector LLC, and Celerium Group Inc.		8-K	001-37874	2.1	8/2/19

3.1	Fifth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		8-K	001-37874	3.1	9/21/16

3.2	Amended and Restated Bylaws of Everbridge, Inc.		8-K	001-37874	3.2	9/21/16

4.1	Form of common stock certificate of Everbridge, Inc.		S-1/A	333-213217	4.1	9/6/16

4.2	Base Indenture, dated November 20, 2017, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	11/20/17

4.3	First Supplemental Indenture, Dated November 20, 2017, between Everbridge, Inc. and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).		8-K	001-37874	4.2	11/20/17

4.4	Indenture, dated December 13, 2019, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	12/13/19

4.5	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-37874	4.5	2/28/20

10.1	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.		10-K	001-37874	10.1	3/1/19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.2+	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.		S-1/A	333-213217	10.3	9/6/16

10.3+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		S-1/A	333-213217	10.4	9/6/16

10.4+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.		10-Q	001-37874	10.1	8/14/17

10.5+	2016 Employee Stock Purchase Plan.		S-1/A	333-213217	10.5	9/6/16

10.6+	Non-Employee Director Compensation Plan.	X

10.7+	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.		S-1	333-213217	10.9	8/19/16

10.8+	Employment Agreement, dated as of July 26, 2012, by and between Everbridge, Inc. and Jaime Ellertson.		S-1	333-213217	10.10	8/19/16

10.9+	Amended and Restated Engagement Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Jaime Ellertson.	X

10.10+	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.		S-1	333-213217	10.15	8/19/16

10.11+	Amendment to Employment Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Imad Mouline.	X

10.12+	Employment Agreement, dated as of November 3, 2015, by and between Everbridge, Inc. and Elliot J. Mark.		S-1/A	333-213217	10.17	9/6/16

10.13+	Employment Agreement, dated as of May 15, 2018, by and between Everbridge, Inc. and James Totton.		10-Q	001-37874	10.1	8/9/18

10.14+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.		8-K	001-37874	10.1	3/1/19

10.15+	Employment Agreement, dated as of May 25, 2019, by and between Everbridge, Inc. and David Meredith.		8-K	001-37874	10.1	6/18/19

10.16+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.		10-Q	001-37874	10.2	11/8/19

10.17+	Employment Agreement, dated as of October 8, 2019, by and between Everbridge, Inc. and Ajay Nigam.		10-Q	001-37874	10.1	5/8/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.18+	2019 Management Incentive Plan of Everbridge, Inc.		10-Q	001-37874	10.1	8/9/19

10.19+	2020 Management Incentive Plan of Everbridge, Inc.		10-Q	001-37874	10.2	5/8/20

10.20	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.		10-K	001-37874	10.20	3/23/17

10.21	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.20	3/1/19

21.1	Subsidiaries of Everbridge, Inc.	X

23.1	Consent of Ernst & Young, LLP.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

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

Everbridge, Inc.

Date: February 26, 2021	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: February 26, 2021	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Meredith	Chief Executive Officer and Director	February 26, 2021
David Meredith	(Principal Executive Officer)

/s/ Patrick Brickley	Senior Vice President and Chief Financial Officer	February 26, 2021
Patrick Brickley	(Principal Financial Officer)

/s/ Phillip E. Huff	Vice President, Corporate Controller and Chief	February 26, 2021
Phillip E. Huff	Accounting Officer (Principal Accounting Officer)

/s/ Richard D’Amore	Director	February 26, 2021
Richard D’Amore

/s/ Alison Dean	Director	February 26, 2021
Alison Dean

/s/ Jaime Ellertson	Chairman of the Board of Directors	February 26, 2021
Jaime Ellertson

/s/ Bruns Grayson	Director	February 26, 2021
Bruns Grayson

/s/ Kent Mathy	Director	February 26, 2021
Kent Mathy

/s/ Simon Paris	Director	February 26, 2021
Simon Paris

/s/ Sharon Rowlands	Director	February 26, 2021
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Accounting for Acquisitions
Description of the Matter

As described in Note 8 to the consolidated financial statements, the Company completed five acquisitions in 2020 (the 2020 Acquisitions) for total consideration of $118.5 million consisting of a combination of cash, stock and future contingent earnout payments. The acquisitions were accounted for as business combinations. The recognition, measurement and disclosure of the Company’s business combinations in the 2020 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex nature in the determination by management of the appropriate assumptions and related valuation models for the valuation of acquired assets and assumed liabilities, including, but not limited to, customer relationship intangible assets, deferred revenue and contingent consideration liabilities. The financial statement accounts primarily affected by these transactions were intangible assets, goodwill, contingent consideration liabilities and deferred revenue.

Auditing the Company's accounting for the 2020 Acquisitions was especially challenging due to the significant estimation required by management in determining the fair value of the customer relationship intangible assets, deferred revenue and contingent consideration liabilities of $34.8 million, $12.0 million and $6.3 million, respectively. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, deferred revenue and contingent consideration liabilities, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of these intangible assets, a discounted cash flow approach for deferred revenue and a Monte Carlo simulation model to measure the fair value of the contingent consideration liabilities. The significant assumptions used to estimate the fair value of the intangible assets, deferred revenue and contingent consideration liabilities included forecasted revenues from existing customers, existing customer attrition rates, estimated costs required to fulfill the deferred revenue obligation and forecasted revenues for the contingent consideration earnout period. When estimating the significant assumptions to be used in the valuation the Company including a consideration of current industry information, market and economic trends, historical results of the acquired business, nature of the performance obligations associated with the deferred revenue and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. We tested controls over the valuation of intangible assets, deferred revenue and contingent consideration liabilities, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets, deferred revenue and contingent consideration liabilities, our audit procedures included, among others, evaluating the significant assumptions used, and the testing of the completeness and accuracy of underlying data. We tested the valuation models used to value the acquired intangible assets, deferred revenue and contingent consideration liabilities including consideration of the nature and classification of such contingent liabilities.  Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

Accounting for Software Revenue Contracts
Description of the Matter

During fiscal year 2020, the Company had a significant contract to sell software licenses, hardware, hosting, post contract support and professional services to a customer for which a portion was delivered in fiscal year 2020 and for which the revenue recognition accounting policy is discussed in Note 2 to the consolidated financial statements. The financial statement accounts primarily affected by this transaction were revenue and deferred revenue.

Auditing these accounts was especially challenging because of the significant judgment required by management to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of the Company’s other similar contracts, the applications sold, customer demographics, geographic locations and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the revenue recognition process for software licenses, including controls over the determination of standalone selling prices for distinct performance obligations.

Our audit procedures included, among others, evaluating the Company’s judgments related to the estimate of standalone selling price of each performance obligation. We tested management’s estimate of stand-alone selling price of each performance obligation, including an evaluation of the assumptions applied by the Company in the estimates by comparing those significant assumptions to the Company’s overall pricing objectives, market conditions and other factors, including the value of the Company’s other similar contracts, the applications sold, customer demographics, geographic locations and the number and types of users within the Company’s contracts. We met with the project managers to discuss and evaluate those estimates. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact that the change in the standalone selling price of each identified performance obligation resulting from changes in the assumptions would have on revenue recognized during the period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Everbridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everbridge, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Connexient, CNL Software, one2many, Techwan and SnapComms, which are included in the 2020 consolidated financial statements of the Company and constituted 8%  and 8%, respectively, of consolidated total assets and net revenue as of December 31, 2020 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Connexient, CNL Software, one2many, Techwan and SnapComms.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2021

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$467,171	$531,575
Restricted cash	4,667	4,737
Accounts receivable, net	94,376	68,642
Prepaid expenses	11,774	6,675
Deferred costs and other current assets	20,464	13,501
Total current assets	598,452	625,130
Property and equipment, net	7,774	6,284
Capitalized software development costs, net	16,329	14,287
Goodwill	187,411	91,421
Intangible assets, net	113,762	67,100
Restricted cash	3,792	3,350
Prepaid expenses	1,943	2,009
Deferred costs and other assets	31,481	27,715
Total assets	$960,944	$837,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,698	$7,808
Accrued payroll and employee related liabilities	27,674	22,248
Accrued expenses	7,246	4,496
Deferred revenue	165,389	129,995
Contingent consideration liabilities	10,619	—
Other current liabilities	15,602	4,819
Total current liabilities	236,228	169,366
Long-term liabilities:
Deferred revenue, noncurrent	4,738	3,471
Convertible senior notes	441,514	430,282
Deferred tax liabilities	10,065	2,002
Other long term liabilities	16,094	11,863
Total liabilities	708,639	616,984
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,449,447 and 33,848,627 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	35	34
Additional paid-in capital	542,776	425,945
Accumulated deficit	(293,316)	(199,920)
Accumulated other comprehensive income (loss)	2,810	(5,747)
Total stockholders’ equity	252,305	220,312
Total liabilities and stockholders’ equity	$960,944	$837,296

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$271,141	$200,882	$147,094
Cost of revenue	83,028	63,535	46,810
Gross profit	188,113	137,347	100,284
Operating expenses:
Sales and marketing	123,330	87,731	69,608
Research and development	62,512	50,024	41,305
General and administrative	74,485	46,820	31,462
Total operating expenses	260,327	184,575	142,375
Operating loss	(72,214)	(47,228)	(42,091)
Other expense, net:
Interest income	2,007	4,499	1,842
Interest expense	(24,089)	(7,478)	(6,346)
Loss on extinguishment of convertible notes	(446)	(1,406)	—
Other expenses, net	(921)	(212)	(124)
Total other expense, net	(23,449)	(4,597)	(4,628)
Loss before income taxes	(95,663)	(51,825)	(46,719)
Benefit from (provision for) income taxes	2,267	(425)	(796)
Net loss	$(93,396)	$(52,250)	$(47,515)
Net loss per share attributable to common stockholders:
Basic	$(2.70)	$(1.58)	$(1.63)
Diluted	$(2.70)	$(1.58)	$(1.63)
Weighted-average common shares outstanding:
Basic	34,581,144	33,161,656	29,107,267
Diluted	34,581,144	33,161,656	29,107,267

Other comprehensive income (loss):
Foreign currency translation adjustment	8,557	(679)	(5,288)
Total other comprehensive income (loss)	8,557	(679)	(5,288)
Total comprehensive loss	$(84,839)	$(52,929)	$(52,803)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2018	28,330,460	$28	$164,995	$(109,252)	$220	$55,991
Cumulative effect of adoption of ASU 2014-09, net of taxes	—	—	—	9,097	—	9,097
Stock-based compensation	—	—	25,825	—	—	25,825
Vesting of restricted stock units	671,412	1	—	—	—	1
Restricted stock units withheld to settle employee tax withholding liability	(154,567)	—	(7,925)	—	—	(7,925)
Exercise of stock options	778,370	1	10,148	—	—	10,149
Issuance of shares under employee stock purchase plan	74,517	—	1,823	—	—	1,823
Other comprehensive loss	—	—	—	—	(5,288)	(5,288)
Net loss	—	—	—	(47,515)	—	(47,515)
Balance at December 31, 2018	29,700,192	30	194,866	(147,670)	(5,068)	42,158
Issuance of common stock, net of cost	2,645,000	3	138,831	—	—	138,834
Issuance of common stock in connection with acquisition	320,998	—	32,798	—	—	32,798
Stock-based compensation	—	—	33,989	—	—	33,989
Vesting of restricted stock units	275,680	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(54,312)	—	(4,602)	—	—	(4,602)
Exercise of stock options	918,588	1	17,410	—	—	17,411
Issuance of shares under employee stock purchase plan	42,481	—	2,337	—	—	2,337
Equity component of the convertible notes due 2024, net of allocated issuance costs and taxes	—	—	86,133	—	—	86,133
Purchase of capped call hedge for the convertible notes due 2024, including issuance costs	—	—	(44,948)	—	—	(44,948)
Equity component of repurchased convertible notes due 2022	—	—	(36,649)	—	—	(36,649)
Termination of capped call hedge for the convertible notes due 2022	—	—	5,780	—	—	5,780
Other comprehensive loss	—	—	—	—	(679)	(679)
Net loss	—	—	—	(52,250)	—	(52,250)
Balance at December 31, 2019	33,848,627	34	425,945	(199,920)	(5,747)	220,312
Issuance of common stock in connection with acquisitions	462,224	—	53,193	—	—	53,193
Stock-based compensation	—	—	47,079	—	—	47,079
Vesting of restricted stock units and performance-based restricted stock units	451,879	—	—	—	—	—
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(48,469)	—	(6,364)	—	—	(6,364)
Exercise of stock options	323,838	1	8,159	—	—	8,160
Issuance of shares under employee stock purchase plan	49,319	—	3,389	—	—	3,389
Settlement of convertible notes due 2022	362,029	—	11,375	—	—	11,375
Other comprehensive income	—	—	—	—	8,557	8,557
Net loss	—	—	—	(93,396)	—	(93,396)
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(93,396)	$(52,250)	$(47,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,759	19,671	13,693
Amortization of deferred costs	12,609	7,982	5,472
Deferred income taxes	(3,478)	109	125
Accretion of interest on debt	22,161	5,711	4,616
Loss on extinguishment of convertible notes	446	1,406	—
Provision for credit losses and sales reserve	3,071	661	252
Stock-based compensation	46,755	33,489	25,589
Change in fair value of contingent consideration obligation	3,665	(550)	(250)
Other non-cash adjustments	78	(241)	(386)
Change in operating assets and liabilities:
Accounts receivable	(22,614)	(25,558)	(2,623)
Prepaid expenses	(3,983)	(3,481)	(1,952)
Deferred costs	(18,902)	(15,293)	(8,285)
Other assets	146	1,758	(4,014)
Accounts payable	1,547	5,312	(1,263)
Accrued payroll and employee related liabilities	3,499	4,548	4,686
Accrued expenses	1,057	(1,308)	298
Deferred revenue	24,964	29,704	13,164
Other liabilities	7,419	(1,353)	1,688
Net cash provided by operating activities	15,803	10,317	3,295
Cash flows from investing activities:
Capital expenditures	(3,257)	(5,269)	(1,721)
Proceeds from landlord reimbursement	—	1,143	—
Payments for acquisition of business, net of acquired cash	(55,138)	(58,419)	(35,857)
Additions to capitalized software development costs	(9,651)	(7,819)	(8,499)
Purchase of short-term investments	—	(1,975)	(87,204)
Maturities of short-term investments	—	47,765	85,069
Purchase of intangibles	(17,139)	—	(201)
Net cash used in investing activities	(85,185)	(24,574)	(48,413)
Cash flows from financing activities:
Proceeds from public offering, net of costs	—	139,110	(276)
Proceeds from issuance of convertible notes	—	450,000	—
Payments of debt issuance costs	—	(12,686)	(84)
Purchase of convertible notes capped call hedge	(131)	(44,910)	—
Repurchase of convertible notes	—	(57,791)	—
Proceeds from termination of convertible notes capped call hedge	—	5,780	—
Restricted stock units withheld to settle employee tax withholding liability	(6,364)	(4,602)	(7,925)
Payments of contingent consideration obligation	—	—	(431)
Proceeds from employee stock purchase plan	3,389	2,337	1,823
Proceeds from option exercises	8,160	17,411	10,150
Other	—	(548)	(158)
Net cash provided by financing activities	5,054	494,101	3,099
Effect of exchange rates on cash, cash equivalents and restricted cash	296	(250)	(964)
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,032)	479,594	(42,983)
Cash, cash equivalents and restricted cash—beginning of year	539,662	60,068	103,051
Cash, cash equivalents and restricted cash—end of year	$475,630	$539,662	$60,068
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,938	$1,766	$1,634
Taxes, net of refunds received	706	90	113
Supplemental disclosure of non-cash activities
Common stock issued in connection with acquisitions	53,193	32,798	—
Deferred consideration in connection with acquisition	4,044	—	—
Contingent consideration in connection with acquisitions	6,267	550	—
Common stock issued in connection with settlement of convertible notes	11,375	—	—
Capitalized assets included in accounts payable and accrued expenses	291	136	1,609
Stock-based compensation capitalized for software development	324	500	236
Other non-cash activities	(163)	202	456

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and businesses running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center, automate numerous critical event management processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, India and other countries.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-02

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to enable the assessment of the amount, timing and potential uncertainty of cash flows related to leases. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through March 2020), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities, which requires the Company to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands disclosure requirements.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements Not Yet Adopted

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2020 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2020, 2019 and 2018. No single customer comprised more than 10% of the Company’s total accounts receivable balance at December 31, 2020 and 2019.

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

Short-Term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury and U.S. agency securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. Debt securities, money market funds and U.S. agency bonds that the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. There were no short-term investments at December 31, 2020 and 2019.

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

Deferred Offering Costs

Deferred offering costs consist primarily of direct incremental costs related to the Company’s follow on offering of its common stock, which was completed in January 2019.

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

For software licenses for on premises usage, software development costs are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. The Company capitalizes software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs that have been capitalized to date have not been material.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally one to seven years, five to nine years, and three to four years, respectively.

The valuation of the contingent consideration is derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. Fair value is estimated using the probability weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue.

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

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired intangible assets is one to nine years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long-lived assets policy states above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

The Company performed a qualitative goodwill assessment at November 30, 2020 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Debt Issuance Costs

Debt issuance costs related to convertible senior notes recorded as a reduction of the carrying amount of the debt are amortized to interest expense using the effective interest method.

Revenue Recognition

The Company derives its revenues primarily from subscription services and professional services. The Company adopted the requirements of the ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. See Note 15.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was not material for the years ended December 31, 2020, 2019 and 2018.

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from subscriptions to the Company’s critical event management and enterprise safety applications is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are two years or more. The Company recognizes revenue from professional services as the services are provided. Software on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.

Software License Revenues

On occasion the Company may sell software and related post contract support for on premises usage as well as professional services, hardware and hosting which is outside of the Company’s core business and is not a significant revenue stream for the Company. The Company’s on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Trade and Other Receivables

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit risk, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts, net of an allowance for credit losses, which is not material. On January 1, 2020, the Company adopted ASU 2016-13 (as amended through March 2020), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Recently Adopted Accounting Pronouncements above.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $4.8 million, $1.9 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and employee stock purchase plan awards.

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

The Company grants PSUs that vest upon satisfaction of certain performance-based conditions. The vesting of PSUs is subject to the employee’s continued employment with the Company through the date of achievement. The fair value is based on value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement as highly probable based on past performance of achievement of the performance metric. Compensation cost is recognized under the accelerated

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

In 2018, the Company granted market-based RSUs that vested upon satisfaction of certain market-based conditions. These market-based RSUs were valued using the Monte-Carlo simulation model. No market-based RSUs were granted during the years ended December 31, 2020 and 2019. The Company recognized compensation expense associated with the market-based RSUs over the implied requisite service period subject to acceleration based on meeting the market-based condition.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock-based compensation awards. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(3) Accounts Receivable, Net

On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. See Note 2. The cumulative effect of initially applying ASU 2016-13 had an immaterial impact on the Company’s opening balance of accumulated deficit.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Accounts receivable, net, is as follows (in thousands):

	As of December 31,
	2020	2019
Accounts receivable amortized cost	$98,164	$69,767
Allowance for credit losses	(3,788)	(1,125)
Net accounts receivable	$94,376	$68,642

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$(1,125)	$(711)	$(863)
Provision for expected credit losses	(2,877)	(971)	(58)
Write-offs	214	557	210
Balance, end of period	$(3,788)	$(1,125)	$(711)

Contract assets, net is as follows (in thousands):

	As of December 31,
	2020	2019
Contract asset amortized cost	$2,560	$1,959
Allowance for credit losses	(398)	—
Net contract asset	$2,162	$1,959

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

Year Ended December 31, 2020
Balance, beginning of period	$—
Provision for expected credit losses	(398)
Balance, end of period	$(398)

Credit loss expense for the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $0.7 million and $0.1 million, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$(175)	$(200)	$(100)
(Additions) reductions	(85)	16	(193)
Write-offs	85	9	93
Balance, end of period	$(175)	$(175)	$(200)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life	As of December 31,
	in years	2020	2019
Furniture and equipment	5	$2,041	$1,785
Leasehold improvements (1)	9	4,944	4,074
System hardware	5	807	1,596
Office computers	3	6,547	5,309
Computer and system software	3	827	1,451
		15,166	14,215
Less accumulated depreciation and amortization		(7,392)	(7,931)
Property and equipment, net		$7,774	$6,284

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $2.2 million and $1.8 million, respectively.

(5) Capitalized Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of December 31, 2020	$59,761	3 years	$(43,432)	$16,329
As of December 31, 2019	49,909	3 years	(35,622)	14,287

The Company capitalized software development costs of $9.9 million, $8.8 million and $8.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Amortized expense for capitalized software development costs was $7.9 million, $7.0 million and $5.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization, as of December 31, 2020, for each of the next three years is as follows (in thousands):

2021	$7,610
2022	5,682
2023	3,037
$16,329

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2020, 2019 and 2018, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of December 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$432,560	$—	$—	$432,560
Total financial assets	$432,560	$—	$—	$432,560
Liabilities:
Contingent consideration	$—	$—	$10,619	$10,619
Derivative instruments - acquisition-related deferred common stock consideration	—	1,011	—	1,011
Total financial liabilities	$—	$1,011	$10,619	$11,630

	As of December 31, 2019
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$511,436	$—	$—	$511,436
Total financial assets	$511,436	$—	$—	$511,436

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

For the years ended December 31, 2020, 2019 and 2018, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period and changes in fair value during the year ended December 31, 2020 of $0.1 million was recorded as a component of other expense, net on the consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2018	$—
Contingent consideration from MissionMode acquisition	550
Change in fair value of contingent consideration obligation from MissionMode acquisition	(550)
Fair value at December 31, 2019	—
Contingent consideration from one2many acquisition	2,190
Contingent consideration from Techwan acquisition	2,030
Contingent consideration from SnapComms acquisition	2,047
Change in fair value of contingent consideration obligation from one2many acquisition	8,114
Change in fair value of contingent consideration obligation from Techwan acquisition	(2,030)
Change in fair value of contingent consideration obligation from SnapComms acquisition	(2,047)
Foreign currency translation	315
Fair value at December 31, 2020	$10,619

The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. Fair value is estimated using the probability weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. During the year ended December 31, 2020, as a result of assessing the probabilities of One2Many Group B.V. (“one2many”) meeting revenue metrics during the period of March 1, 2020 through February 28, 2021, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

of $8.1 million. During the year ended December 31, 2020, as a result of assessing the probabilities of Techwan meeting revenue metrics during the period of April 1, 2020 through March 31, 2021, the Company recognized a decrease in the fair value of Techwan’s contingent consideration obligation in the amount of $2.0 million. During the year ended December 31, 2020, as a result of assessing the probabilities of SnapComms Limited (“SnapComms”) meeting revenue metrics during the period of April 1, 2020 through March 31, 2021, the Company recognized a decrease in the fair value of SnapComms’ contingent consideration obligation in the amount of $2.0 million.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). As of December 31, 2020 and 2019, the fair value of the 0.125% convertible senior notes due 2024 (the “2024 Notes”) was determined to be $663.6 million and $450.4 million, respectively, and the carrying value of the 2024 Notes was $369.0 million and $351.1 million, respectively. As of December 31, 2020 and 2019, the fair value of the 1.50% convertible senior notes due 2022 (the “2022 Notes”) was determined to be $265.5 million and $215.8 million, respectively, and the carrying value of the 2022 Notes was $72.5 million and $79.2 million, respectively. See Note 9.

(7) Goodwill and Intangible Assets

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2018	$48,382
Change due to acquisitions	43,302
Foreign currency translation	(263)
Balance at December 31, 2019	91,421
Change due to acquisitions	89,033
Foreign currency translation	6,957
Balance at December 31, 2020	$187,411

There were no impairments recorded against goodwill in 2020, 2019 or 2018.

Intangible assets consisted of the following (in thousands):

			As of December 31, 2020
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$31,851	3.54	$(5,322)	$26,529
Tradenames	15,360	3.52	(6,638)	8,722
Customer relationships	100,590	7.41	(22,079)	78,511
Total intangible assets	$147,801		$(34,039)	$113,762

			As of December 31, 2019
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$9,485	3.00	$(4,232)	$5,253
Tradenames	11,437	3.50	(2,724)	8,713
Customer relationships	63,667	6.84	(10,533)	53,134
Total intangible assets	$84,589		$(17,489)	$67,100

Amortization expense for intangible assets was $20.2 million, $10.4 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense of tradenames and customer relationships is

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $4.2 million, $2.1 million and $1.3 million for the period ended December 31, 2020, 2019 and 2018, respectively. In December 2020, the Company completed an asset acquisition and recorded $17.1 million to developed technology. The average useful life for the December 2020 asset acquisition of acquired technology is 4.0 years. During the year ended December 31, 2020, the Company retired $4.4 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of December 31, 2020, for each of the next five years and thereafter is as follows (in thousands):

2021	$27,387
2022	24,219
2023	19,165
2024	17,443
2025	11,040
Thereafter	14,508
$113,762

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

Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company’s results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. Significant estimation was required by management in determining the fair value of the customer relationship intangible assets, deferred revenue and contingent consideration liabilities. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, deferred revenue and contingent consideration liabilities, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of these intangible assets, a discounted cash flow approach for deferred revenue and a Monte Carlo simulation model to measure the fair value of the contingent consideration liabilities. The significant assumptions used to estimate the fair value of the intangible assets, deferred revenue and contingent consideration liabilities included forecasted revenues from existing customers, existing customer attrition rates, estimated costs required to fulfill the deferred revenue obligation and forecasted revenues for the contingent consideration earnout period. When estimating the significant assumptions to be used in the valuation the Company includes a consideration of current industry information, market and economic trends, historical results of the acquired business, nature of the performance obligations associated with the deferred revenue and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. Fair value is estimated using the probability weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2020 Acquisitions

During the year ended December 31, 2020, the Company acquired Connexient, Inc., CNL Software Limited, One2Many Group B.V., Techwan SA and SnapComms Limited. These acquisitions were not material individually or on a consolidated basis. Additionally, neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

Connexient, Inc.

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. The Company paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $6.0 million that can be earned by the sellers based on fiscal year 2020 revenue metrics. As of the date of the acquisition, the fair value of the contingent consideration was zero as a result of the Company’s initial assessment of the probability of Connexient meeting the revenue metrics. At December 31, 2020, it was determined that Connexient would not meet the fiscal year 2020 revenue metric threshold. The Company acquired Connexient to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s Critical Event Management (“CEM”) suite of solutions to broaden support for Internet of Things (“IoT”) applications.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

During the year ended December 31, 2020, the Company incurred transaction costs of $0.1 million in connection with the Connexient acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

During the year ended December 31, 2020, the Company finalized CNL Software’s assets acquired and liabilities assumed. As a result, the Company recognized a $0.6 million increase in CNL Software’s deferred revenue balance with a corresponding increase in goodwill from the initial assessment as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of CNL Software made by the Company (in thousands):

CNL Software
Assets acquired
Accounts receivable	$1,979
Prepaid expenses and other current assets	1,095
Property and equipment	731
Acquired technology	2,150
Trade names	1,080
Customer relationships	5,500
Goodwill	28,679
Other assets	1,314
Total assets acquired	42,528
Liabilities assumed
Accounts payable	315
Accrued expenses	1,653
Deferred revenue	3,751
Deferred tax liabilities	1,553
Other liabilities	1,276
Net assets acquired	$33,980
Consideration paid
Cash paid, net of cash acquired	$18,030
Fair value of common stock issued	15,950
Total	$33,980

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

During the year ended December 31, 2020, the Company incurred transaction costs of $0.1 million in connection with the CNL Software acquisition, which were expensed as incurred and included in general and administrative expenses.

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2020, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $8.1 million recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company acquired one2many to expand the Company’s customer base and for its cell broadcast technology to enhance the Company’s public warning applications.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

During the year ended December 31, 2020, the Company incurred transaction costs of $0.2 million in connection with the one2many acquisition, which were expensed as incurred and included in general and administrative expenses.

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2020, the Company recognized a decrease in the fair value of Techwan’s contingent consideration obligation in the amount of $2.0 million recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company acquired Techwan to expand the Company’s customer base and for its strategic technology assets to enhance the Company’s CEM suite of solutions.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of December 31, 2020 for the acquired assets and liabilities as the Company is in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Techwan made by the Company (in thousands):

Techwan
Assets acquired
Accounts receivable	$921
Other current assets	235
Acquired technology	1,160
Trade names	580
Customer relationships	5,100
Goodwill	12,678
Other assets	254
Total assets acquired	20,928
Liabilities assumed
Accrued expenses	673
Deferred revenue	1,190
Deferred tax liabilities	838
Other current liabilities	927
Net assets acquired	$17,300
Consideration paid
Cash consideration, net of cash acquired	$9,301
Fair value of common stock issued	5,074
Acquisition-related deferred common stock consideration	895
Contingent consideration	2,030
Total	$17,300

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

During the year ended December 31, 2020, the Company incurred transaction costs of $0.2 million in connection with the Techwan acquisition, which were expensed as incurred and included in general and administrative expenses.

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. The Company paid $13.6 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. On the first anniversary of the acquisition date, the Company expects to pay deferred consideration of approximately $3.3 million in cash and shares of the Company’s common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

the acquisition, the Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2020, the Company recognized a decrease in the fair value of SnapComms’ contingent consideration obligation in the amount of $2.0 million recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company acquired SnapComms to expand the Company’s customer base and for its internal communications software to enhance the Company’s CEM suite of solutions.

During the year ended December 31, 2020, the Company recognized a $0.9 million decrease in SnapComms’ deferred revenue balance with a corresponding decrease in goodwill from the initial assessment as of the acquisition date. As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of December 31, 2020 for the acquired assets and liabilities as the Company is in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of SnapComms made by the Company (in thousands):

SnapComms
Assets acquired
Accounts receivable	$1,808
Other current assets	283
Property and equipment	118
Acquired technology	2,300
Trade names	960
Customer relationships	13,300
Goodwill	22,629
Other assets	943
Total assets acquired	42,341
Liabilities assumed
Accrued expenses	503
Deferred revenue	3,165
Deferred tax liabilities	4,960
Other liabilities	742
Net assets acquired	$32,971
Consideration paid
Cash consideration, net of cash acquired	$10,090
Fair value of common stock issued	17,685
Acquisition-related deferred consideration	3,149
Contingent consideration	2,047
Total	$32,971

The weighted average useful life of all identified acquired intangible assets is 7.82 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 3.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of SnapComms’ products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of SnapComms support the amount of

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the SnapComms acquisition is not deductible for income tax purposes.

During the year ended December 31, 2020, the Company incurred transaction costs of $0.1 million in connection with the SnapComms acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

During the year ended December 31, 2019, the Company incurred transaction costs of $0.1 million in connection with the MissionMode acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2019, the Company incurred transaction costs of $0.2 million in connection with the NC4 acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

As of December 31, 2020, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2024 Notes consist of the following (in thousands):

	As of December 31,
	2020	2019
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(80,968)	(98,942)
Net carrying amount	$369,032	$351,058
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended December 31,
	2020	2019
0.125% coupon	$564	$27
Amortization of debt discount and transaction costs	17,974	827
	$18,538	$854

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

	As of December 31,
	2020		2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$663,615	$369,032	$450,414	$351,058

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

Based on the closing price of the Company’s common stock of $149.07 on December 31, 2020, the if-converted value of the 2024 Notes was more than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

1.50% convertible senior notes due 2022, including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes will mature on November 1, 2022, unless earlier redeemed or repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

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

The 2022 Notes were not redeemable by the Company prior to November 6, 2020. The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after November 6, 2020 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company has not provided notice to exercise its option to redeem the 2022 Notes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2020.

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

During the year ended December 31, 2020, the Company issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes and recognized $11.4 million in additional paid-in capital on the consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes ranged from approximately 4.64% to 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, were recognized as an extinguishment loss in the amount of $0.4 million in Loss on extinguishment of convertible notes on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2020. Of the $0.4 million Loss on extinguishment of convertible notes, $0.1 million Loss on extinguishment of convertible notes was recognized during the year ended December 31, 2020 related to a conversion notice which was received on December 31, 2020 and settled in January 2021.

The 2022 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2020. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component on the remaining outstanding notes as of the issuance date, totaling $2.2 million, are being amortized to expense over the term of the 2022 Notes, and transaction costs attributable to the

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

equity component as of the issuance date, totaling $0.8 million, and were netted with the equity component in shareholders’ equity.

The 2022 Notes consist of the following (in thousands):

	As of December 31,
	2020	2019
Liability component:
Principal	$79,795	$92,000
Less: debt discount, net of amortization	(7,313)	(12,776)
Net carrying amount	$72,482	$79,224
Equity component (1)	(21,318)	(14,555)

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital also includes $36.7 million market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $23.0 million principal balance extinguishment of the 2022 Notes in December 2019.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2020	2019	2018
1.50% coupon	$1,363	$1,709	$1,725
Amortization of debt discount and transaction costs	4,187	4,884	4,616
	$5,550	$6,593	$6,341

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

	As of December 31,
	2020		2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$265,488	$72,482	$215,801	$79,224

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

Based on the closing price of the Company’s common stock of $149.07 on December 31, 2020, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations at December 31, 2020 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$—	$79,795	$450,000	$—	$529,795

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Debt obligations include the principal amount of the 2024 Notes and 2022 Notes but exclude interest payments to be made under the 2024 Notes and 2022 Notes. Although the 2024 Notes and 2022 Notes mature in 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2024 Notes and 2022 Notes balance excludes $81.0 million and $7.3 million, respectively, of debt discount capitalized on the balance sheet and shown net of our debt obligations.

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2020, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

As of December 31, 2020, the Company had authorized 100,000,000 shares of common stock, par value $0.001. At December 31, 2020 and 2019, there are 35,449,447 and 33,848,627 shares of common stock issued and outstanding, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, 49,319, 42,481, and 74,517 shares of common stock, respectively, were purchased under the 2016 ESPP. As of December 31, 2020, 2019 and 2018, total recognized compensation cost was $1.4 million, $0.9 million, and $0.7 million, respectively. As of December 31, 2020, unrecognized compensation cost related to the 2016 ESPP was $0.4 million which will be amortized over a weighted-average period of 0.20 years.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The weighted-average grant-date fair value per share of stock options granted for the year ended December 31, 2018 was $35.00. There were no stock options granted during the years ended December 31, 2020 and 2019. The Company recorded stock-based compensation expense of $3.5 million, $5.7 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, attributed to stock options.

The total intrinsic value of options exercised in 2020, 2019 and 2018 was $30.6 million, $48.2 million and $25.7 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2020, 2019 and 2018 the total intrinsic value of all outstanding options was $34.5 million, $37.3 million and $59.9 million, respectively.

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2020, 2019 and 2018.

The fair value of stock option grants and shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Employee Stock Options:
Fair value of common stock	—	—	$33.06 - $58.75
Expected term (in years) (1)	—	—	6.00
Expected volatility (2)	—	—	45% - 50%
Risk-free interest rate (3)	—	—	2.72% - 2.98%
Dividend rate (4)	—	—	0%
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50
Expected volatility (2)	55% - 65%	45%	40% - 60%
Risk-free interest rate (3)	0.12% - 0.29%	1.93% - 2.52%	1.18% - 2.33%
Dividend rate (4)	0%	0%	0%

(1)

The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company used the simplified method to compute expected term, which reflects the average of the time-to-vesting and the contractual life for stock options. The expected term represents the contractual term of the ESPP;

(2)

The expected volatility of the Company’s common stock on the date of grant is based on the weighted-average of the Company’s historical volatility as a public company, the implied volatility of publicly-traded options on the Company’s common stock and the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

(3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the grant; and

(4)	The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Total unrecognized compensation cost related to nonvested stock options was approximately $1.4 million as of December 31, 2020 and is expected to be recognized over a weighted average period of 0.9 years. The amount of cash received from the exercise of stock options in 2020, 2019 and 2018 was $8.2 million, $17.4 million, and $10.2 million, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2019	723,383	$26.56
Exercised	(323,838)	25.20
Forfeited	(120,524)	32.57
Outstanding at December 31, 2020	279,021	25.55

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2020
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	279,021	6.30	$25.55
Vested and expected to vest	277,328	6.30	25.50
Exercisable	166,634	5.90	21.69

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2020	166,634	$21.69	112,387	$31.28

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 346,912 RSUs to members of its senior management and certain other employees pursuant to the 2016 Plan. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2020, 2019 and 2018 were $122.82, $80.16 and $52.11 respectively. The fair values of RSUs that vested during the years ended December 31, 2020, 2019 and 2018, were $18.2 million, $11.9 million and $3.1 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $20.1 million, $16.3 million, and $5.4 million respectively, of stock-based compensation related to the RSUs. There were 315,111 RSUs that vested during the year ended December 31, 2020.

As of December 31, 2020, there was $50.7 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.4 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Performance-Based Restricted Stock Units

During the year ended December 31, 2020, the Company granted 302,050 PSUs to members of its management pursuant to the 2016 Plan. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the year ended December 31, 2020, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $82.23 to $158.95 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2020, 2019 and 2018 was $119.78, $80.87 and $55.99, respectively. 136,768 PSUs vested during the year ended December 31, 2020. No PSUs vested during the years ended December 31, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $21.8 million, $10.6 million and $1.5 million, respectively, of stock compensation expense in connection with the PSU awards.

As of December 31, 2020, there was $37.5 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.8 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

Market-Based Restricted Stock Units

During the years ended December 31, 2020 and 2019, the Company granted no market-based RSUs pursuant to the 2016 Plan. The market-based RSUs granted prior to the year ended December 31, 2019 vested based on the Company achieving certain stock price thresholds, which ranged from $35 per share to $65 per share for 30 consecutive trading days as reported by The Nasdaq Stock Market, LLC, subject to the employee’s continued employment with the Company through the date of achievement. The share price of the Company’s common stock on the date of issuance of the market-based RSUs was between $33.06 and $45.17 per share. The fair value was based on values calculated under the Monte Carlo simulation model on the grant date. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 2.26% to 2.90%, dividend yield of zero, expected term of 10 years and volatility of 50% to 60%. Compensation cost was not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. During the years ended December 31, 2020 and 2019, the Company recognized no stock compensation expense in connection with these awards. During the year ended December 31, 2018, the Company recognized $10.5 million of stock compensation expense in connection with these awards.

As of December 31, 2020, there was no unrecognized compensation expense related to unvested market-based awards.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2019	1,314,791
Granted	648,962
Vested	(451,879)
Forfeited	(91,333)
Outstanding at December 31, 2020	1,420,541

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2,954	$1,966	$2,306
Sales and marketing	15,946	9,983	9,282
Research and development	8,703	7,820	7,106
General and administrative	19,152	13,720	7,131
Total	$46,755	$33,489	$25,825

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Convertible senior notes	6,371,882	6,733,914	3,411,199
Stock-based compensation grants	1,699,562	2,038,174	2,562,274
Total	8,071,444	8,772,088	5,973,473

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2020 was 4.8 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2024 Notes and 2022 Notes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(13) Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(72,164)	$(47,218)	$(41,985)
Foreign	(23,499)	(4,607)	(4,734)
Total	$(95,663)	$(51,825)	$(46,719)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 21% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	$(20,089)	$(10,883)	$(9,811)
Increase (decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(3,763)	(3,657)	(2,749)
Nondeductible permanent items	1,659	3,522	(1,522)
Executive Compensation	6,020	—	—
Foreign rate differential	(156)	(367)	552
Tax rate change	—	—	134
Adjustment to deferred taxes	(3,190)	(1,904)	307
Change in valuation allowance	25,339	22,481	15,805
Uncertain tax positions	151	128	143
Nonqualified stock option and performance award windfall upon exercise	(8,608)	(9,128)	(1,983)
Other	370	233	(80)
Total	$(2,267)	$425	$796

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2020, 2019 and 2018 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, deferred tax state rate adjustments, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. In addition, the Company’s foreign subsidiaries are subject to varied applicable statutory income tax rates for the periods presented.

The provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$353	$—	$—
State	94	139	48
Foreign	492	116	753
	939	255	801
Deferred:
Federal	(15,835)	(16,460)	(11,425)
State	(6,115)	(5,100)	(3,250)
Foreign	(6,595)	(751)	(1,135)
	(28,545)	(22,311)	(15,810)
Change in valuation allowance	25,339	22,481	15,805
Total	$(2,267)	$425	$796

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets
Lease liability	$4,447	$4,295
AMT credit	9	9
Accrued expenses	3,066	2,837
Deferred revenue	555	—
Net operating loss carryforward	73,752	50,950
Other assets	7,483	6,967
Intangible assets	2,448	2,416
Valuation allowance	(52,320)	(24,637)
Total net deferred tax assets	39,440	42,837
Deferred tax liabilities
Deferred commissions	(5,996)	(4,308)
Deferred revenue	—	(336)
Intangible assets	(18,199)	(7,948)
Property and equipment	(685)	(296)
Debt discount	(20,370)	(26,589)
Right-of-use asset	(4,029)	(3,909)
Deferred state taxes	—	(1,101)
Other	(134)	(352)
Total deferred tax liabilities	(49,413)	(44,839)
Total non-current deferred income tax liabilities	$(9,973)	$(2,002)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2020 and 2019, a valuation allowance of $52.3 million and $24.6 million, respectively, has been recorded.

As of December 31, 2020, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $240.1 million and $222.4 million, respectively. Of the $240.1 million of federal NOL carryforwards, $64.3 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $175.8 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $222.4 million of state NOL carryforwards, $76.2 million can be carried forward indefinitely. The pre-Tax Act U.S. federal and state net operating loss carryforwards will expire in varying amounts through 2040. The Company completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation; however, such limitation is not expected to result in NOLs expiring unused. Any future annual limitation may result in the expiration of NOLs before utilization. Included in the Company’s NOLs are federal and state NOLs of $9.2 million and $9.1 million, respectively, from various acquisitions which are subject to limitations under Section 382.

As of December 31, 2020 and 2019, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $48.4 million and $25.6 million, respectively. As of December 31, 2020 and 2019, valuation allowances of $29.9 million and $24.6 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance of unrecognized tax benefits	$597	$469	$326
Additions for current year tax positions	131	106	142
Reductions for prior year tax positions	—	—	(14)
Ending balance (excluding interest and penalties)	728	575	454
Interest and penalties	20	22	15
Total	$748	$597	$469

For the year ended December 31, 2020, 2019 and 2018, the Company has recorded income tax expense of $151,000, $128,000 and $143,000, respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2020, 2019 and 2018, the Company had accrued $20,000, $22,000 and $15,000, respectively, in interest and penalties related to uncertain tax positions.

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

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2020, the Company had $7.5 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, the Company’s applications generally operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

(15) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "new revenue standard" or “ASC 606.”

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
BALANCE SHEET
Assets
Accounts receivable, net	$31,699	$100	$31,799
Deferred costs	2,429	2,132	4,561
Deferred costs (non-current)	—	6,965	6,965
Liabilities and Stockholders’ Equity
Other current liabilities	808	100	908
Deferred revenue (current and non-current)	73,072	—	73,072
Accumulated deficit	(109,252)	9,097	(100,155)

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Year Ended December 31,
Primary Geographic Markets	2020	2019	2018
United States	$201,458	$157,039	$119,589
International	69,683	43,843	27,505
Total	$271,141	$200,882	$147,094

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Subscription services	$242,651	$179,934	$137,260
Professional services	20,410	17,187	9,538
Software licenses and other	8,080	3,761	296
Total	$271,141	$200,882	$147,094

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s consolidated balance sheet net of an allowance for credit losses.

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $14.5 million and $9.9 million as of December 31, 2020 and 2019, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $15.9 million and $14.2 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, amortization expense for the deferred costs was $12.6 million, $8.0 million and $5.5 million, respectively. There was  no impairment loss in relation to the costs capitalized.

Deferred Revenue

For the years ended December 31, 2020, 2019 and 2018, $123.3 million, $86.2 million and $62.5 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. For the years ended December 31, 2020 and 2019, $6.6 million and $6.0 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balance at the beginning of the period.

As of December 31, 2020, approximately $358.4 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts.  The Company expects to recognize revenue on approximately $212.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of December 31, 2020, approximately $16.5 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $13.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 74%, 78% and 81% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. No other individual country comprised more than 6% of total revenue for the fiscal years ended December 31, 2020, 2019 and 2018. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2020 and 2019, more than 83% of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. There was $1.7 million, $1.2 million and $0.6 million cash contributions made to the plan by the Company for the years ended December 31, 2020, 2019 and 2018, respectively. Contribution

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

expense recognized for the 401(k) plan was $1.7 million, $1.2 million and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(18) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2021 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $6.0 million, $4.8 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2020	2019
Balance sheet information
ROU assets	$15,045	$13,071
Lease liabilities, current	$4,259	$3,567
Lease liabilities, non-current	14,403	11,823
Total lease liabilities	$18,662	$15,390
Supplemental data
Weighted average remaining lease term	4.57 years	4.11 years
Weighted average discount rate	7.00%	7.00%

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in lease liabilities	$4,891	$3,986
ROU assets obtained in exchange for new lease obligations	5,870	17,724

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Year ending December 31,
2021	$5,558
2022	5,268
2023	5,105
2024	2,635
2025	929
Thereafter	2,769
Total undiscounted lease payments	22,264
Less: imputed interest	(3,602)
Total lease liabilities	$18,662

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table presents components of lease expense (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$5,024	$3,879
Short-term lease expense(1)	982	958
	6,006	4,837
Less: Sublease income	(236)	(91)
Total lease expense	$5,770	$4,746

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of December 31, 2020, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

(20) Subsequent Events

Red Sky Technologies Inc. Acquisition

On January 15, 2021, the Company entered into a Stock Purchase Agreement with Red Sky Technologies Inc. (“Red Sky”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Red Sky for a base consideration of $55.4 million, net of cash acquired. The Company paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of the Company’s common stock at closing. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $30 million that can be earned by the sellers based on certain revenue targets through June 30, 2021. The Company acquired Red Sky to expand the Company’s customer base and for its E911 incident response solutions platform to enhance the Company’s CEM suite of solutions.

2022 Notes Conversions

From January 1, 2021 through February 26, 2021, the Company issued 581,829 shares of common stock to holders of the 2022 Notes for settlement of conversion of an aggregate principal amount of approximately $19.6 million of such notes.