Form 10-Q
period 2021-03-31
EVERBRIDGE, INC.
filed 2021-05-10
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the registrant had 37,660,267 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$734,752	$467,171
Restricted cash	4,667	4,667
Accounts receivable, net	84,810	94,376
Prepaid expenses	13,479	11,774
Deferred costs and other current assets	22,004	20,464
Total current assets	859,712	598,452
Property and equipment, net	8,501	7,774
Capitalized software development costs, net	16,787	16,329
Goodwill	234,779	187,411
Intangible assets, net	130,874	113,762
Restricted cash	3,788	3,792
Prepaid expenses	1,574	1,943
Deferred costs and other assets	32,188	31,481
Total assets	$1,288,203	$960,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,829	$9,698
Accrued payroll and employee related liabilities	25,606	27,674
Accrued expenses	12,047	7,246
Deferred revenue	178,822	165,389
Contingent consideration liabilities	19,331	10,619
Other current liabilities	14,698	15,602
Total current liabilities	259,333	236,228
Long-term liabilities:
Deferred revenue, noncurrent	5,637	4,738
Convertible senior notes	638,165	441,514
Deferred tax liabilities	13,608	10,065
Other long-term liabilities	14,880	16,094
Total liabilities	931,623	708,639
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,612,199 and 35,449,447 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	38	35
Additional paid-in capital	671,434	542,776
Accumulated deficit	(315,105)	(293,316)
Accumulated other comprehensive income	213	2,810
Total stockholders’ equity	356,580	252,305
Total liabilities and stockholders’ equity	$1,288,203	$960,944

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$82,210	$58,900
Cost of revenue	25,280	20,889
Gross profit	56,930	38,011
Operating expenses:
Sales and marketing	34,527	29,588
Research and development	18,079	14,172
General and administrative	22,562	15,911
Total operating expenses	75,168	59,671
Operating loss	(18,238)	(21,660)
Other expense, net:
Interest and investment income	133	1,573
Interest expense	(6,560)	(5,922)
Loss on extinguishment of convertible notes and capped call modification	(2,888)	—
Other expense, net	(49)	(77)
Total other expense, net	(9,364)	(4,426)
Loss before income taxes	(27,602)	(26,086)
Benefit from income taxes	5,813	701
Net loss	$(21,789)	$(25,385)
Net loss per share attributable to common stockholders:
Basic	$(0.60)	$(0.74)
Diluted	$(0.60)	$(0.74)
Weighted-average common shares outstanding:
Basic	36,386,819	34,075,071
Diluted	36,386,819	34,075,071

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(21,789)	$(25,385)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	(2,597)	(6,520)
Total comprehensive loss	$(24,386)	$(31,905)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Equity component of settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	$38	$671,434	$(315,105)	$213	$356,580

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941		30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	$34	$471,046	$(225,305)	$(12,267)	$233,508

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,789)	$(25,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,843	6,656
Amortization of deferred costs	3,722	2,922
Deferred income taxes	(6,701)	(1,246)
Accretion of interest on debt	6,313	5,436
Loss on extinguishment of convertible notes and capped call modification	2,888	—
Provision for credit losses and sales reserve	1,562	925
Stock-based compensation	12,685	10,310
Other non-cash adjustments	(147)	—
Changes in operating assets and liabilities:
Accounts receivable	11,482	445
Prepaid expenses	(1,221)	(3,057)
Deferred costs	(3,450)	(4,720)
Other assets	(2,768)	(4,069)
Accounts payable	(911)	(1,072)
Accrued payroll and employee related liabilities	(2,130)	3,221
Accrued expenses	3,012	1,732
Deferred revenue	8,373	5,118
Other liabilities	(1,955)	3,585
Net cash provided by operating activities	19,808	801
Cash flows from investing activities:
Capital expenditures	(1,812)	(524)
Payments for acquisition of business, net of acquired cash	(32,401)	(34,941)
Additions to capitalized software development costs	(2,495)	(2,004)
Net cash used in investing activities	(36,708)	(37,469)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	375,000	—
Payments of debt issuance costs	(9,562)	(131)
Purchase of convertible notes capped call hedge	(35,100)	—
Repurchase of convertible notes	(58,641)	—
Proceeds from termination of convertible notes capped call hedge	10,650	—
Restricted stock units withheld to settle employee tax withholding liability	(1,610)	(400)
Proceeds from employee stock purchase plan	2,451	1,710
Proceeds from stock option exercises	1,604	2,989
Net cash provided by financing activities	284,792	4,168
Effect of exchange rates on cash, cash equivalents and restricted cash	(315)	(666)
Net increase (decrease) in cash, cash equivalents and restricted cash	267,577	(33,166)
Cash, cash equivalents and restricted cash—beginning of period	475,630	539,662
Cash, cash equivalents and restricted cash—end of period	$743,207	$506,496
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$318	$184
Taxes, net of refunds received	674	—
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisitions	23,032	30,434
Contingent consideration in connection with acquisitions	9,135	2,530
Common stock issued in connection with settlement of convertible notes	15,650	—
Debt issuance costs included in accrued expenses	1,078	—
Stock-based compensation capitalized for software development costs	85	58
Other non-cash activities	100	703

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center, automate numerous critical event management (“CEM”) processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, India, New Zealand, France and other countries.

Convertible Senior Notes

In March 2021, the Company issued $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) including $50 million aggregate principal amount of 2026 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms. In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $35.1 million. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2026 Notes.

In connection with the issuance of the 2026 Notes in March 2021, the Company paid $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase $58.6 million principal amount of its 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”). During March 2021, the Company also partially terminated capped call options entered into in connection with the 2022 Notes and received $10.6 million as well as modified a capped call option agreement entered into in connection with the 2022 Notes.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2021 and 2020. No single customer comprised more than 10% of the Company’s total accounts receivable as of March 31, 2021 and December 31, 2020.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with FASB Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC 321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. ASU 2020-01 is effective for the Company beginning in the first quarter of 2021 and early adoption is permitted. ASU 2020-01 should be applied prospectively. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Accounts receivable amortized cost	$89,582	$98,164
Allowance for credit losses	(4,772)	(3,788)
Net accounts receivable	$84,810	$94,376

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$(3,788)	$(1,125)
Provision for expected credit losses	(1,012)	(743)
Write-offs	28	115
Balance, end of period	$(4,772)	$(1,753)

Contract assets, net is as follows (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Contract asset amortized cost	$5,890	$2,560
Allowance for credit losses	(842)	(398)
Net contract asset	$5,048	$2,162

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$(398)	$—
Provision for expected credit losses	(444)	(25)
Write-offs	—	—
Balance, end of period	$(842)	$(25)

Credit loss expense was $1.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$(175)	$(175)
Additions	—	(200)
Write-offs	26	—
Balance, end of period	$(149)	$(375)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	March 31, 2021	December 31, 2020
Furniture and equipment	5	$2,044	$2,041
Leasehold improvements (1)	9	4,957	4,944
System hardware	5	812	807
Office computers	3	6,856	6,547
Computer and system software	3	2,068	827
		16,737	15,166
Less accumulated depreciation and amortization		(8,236)	(7,392)
Property and equipment, net		$8,501	$7,774

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of March 31, 2021	$62,341	3 years	$(45,554)	$16,787
As of December 31, 2020	59,761	3 years	(43,432)	16,329

The Company capitalized software development costs of $2.6 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

Amortization expense for capitalized software development costs was $2.1 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2021, for each of the following years is as follows (in thousands):

2021 (for the remaining nine months)	$6,298
2022	6,469
2023	3,824
2024	196
$16,787

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2021 and year ended December 31, 2020, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$667,593	$—	$—	$667,593
Total financial assets	$667,593	$—	$—	$667,593
Liabilities:
Contingent consideration	$—	$—	$19,331	$19,331
Derivative instruments - acquisition-related deferred common stock consideration	—	821	—	821
Total financial liabilities	$—	$821	$19,331	$20,152

	As of December 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$432,560	$—	$—	$432,560
Total financial assets	$432,560	$—	$—	$432,560
Liabilities:
Contingent consideration	$—	$—	$10,619	$10,619
Derivative instruments - acquisition-related deferred common stock consideration	—	1,011	—	1,011
Total financial liabilities	$—	$1,011	$10,619	$11,630

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2021.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period. The change in fair value during the three months ended March 31, 2021 of $0.2 million was recorded as a component of other expense, net on the condensed consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2019	$—
Contingent consideration from Connexient acquisition	340
Contingent consideration from one2many acquisition	2,190
Fair value at March 31, 2020	$2,530

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	$19,331

The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of future revenue metrics per the terms of the applicable agreements. These include estimates of the Company’s assessment of the probability of meeting such results, with the probability-weighted earn-out using a Monte Carlo Simulation Model then discounted to estimate fair value. Fair value is estimated using the probability weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. During the three months ended March 31, 2021, as a result of assessing the probabilities of One2Many Group B.V. (“one2many”) and SnapComms Limited (“SnapComms”) meeting revenue metrics during the period of March 1, 2020 through February 28, 2021 and April 1, 2020 through March 31, 2021, respectively, the Company recognized a decrease in the fair value of one2many’s contingent consideration obligation in the amount of $0.7 million and an increase in SnapComms contingent consideration obligation in the amount of $0.7 million.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2).  As of March 31, 2021, the fair value of the 2026 Notes was determined to be $369.0 million and the carrying value of the notes was $263.1 million. As of March 31, 2021 and December 31, 2020, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $585.0 million and $663.6 million, respectively, and the carrying value of the notes was $373.7 million and $369.0 million, respectively. As of March 31, 2021 and December 31, 2020, the fair value of the 2022 Notes was determined to be $7.2 million and $265.5 million, respectively, and the carrying value of the notes was $1.4 million and $72.5 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$187,411
Increase due to acquisition	49,308
Foreign currency translation	(1,940)
Balance at March 31, 2021	$234,779

There were no impairments recorded against goodwill during the three months ended March 31, 2021 and for the year ended December 31, 2020.

Intangible assets consisted of the following (in thousands):

			As of March 31, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$35,258	3.49	$(7,879)	$27,379
Tradenames	17,501	3.59	(7,873)	9,628
Customer relationships	119,837	7.67	(25,970)	93,867
Total intangible assets	$172,596		$(41,722)	$130,874

			As of December 31, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$31,851	3.54	$(5,322)	$26,529
Tradenames	15,360	3.52	(6,638)	8,722
Customer relationships	100,590	7.41	(22,079)	78,511
Total intangible assets	$147,801		$(34,039)	$113,762

Amortization expense for intangible assets was $7.9 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $2.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

The expected amortization of the intangible assets, as of March 31, 2021, for each of the next five years and thereafter is as follows (in thousands):

2021 (for the remaining nine months)	$23,319
2022	28,024
2023	23,021
2024	20,143
2025	13,202
Thereafter	23,165
$130,874

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

2021 Acquisition

During the three months ended March 31, 2021, the Company acquired Red Sky Technologies Inc. This acquisition was not material and neither the investment in the assets nor the results of operations of this acquisition was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

Red Sky Technologies Inc.

On January 15, 2021, the Company entered into a Stock Purchase Agreement with Red Sky Technologies Inc. (“RedSky”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. The Company paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $30 million that can be earned by the sellers based on certain revenue targets through June 30, 2021. At the date of the acquisition, the Company preliminarily assessed the probability of RedSky meeting the revenue metrics through June 30, 2021 and recorded a $9.1 million preliminary fair value of contingent consideration as part of the purchase price allocation. The Company acquired RedSky for its E911 incident response solutions platform to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of RedSky made by the Company (in thousands):

RedSky
Assets acquired
Accounts receivable	$2,926
Other assets	242
Property and equipment	18
Trade names	2,230
Acquired technology	3,590
Customer relationships	20,200
Goodwill	49,308
Total assets acquired	78,514
Liabilities assumed
Accounts payable	233
Accrued expenses	773
Deferred revenue	5,866
Deferred tax liabilities	7,048
Other liabilities	26
Net assets acquired	$64,568
Consideration paid
Cash paid, net of cash acquired	$32,401
Fair value of common stock issued	23,032
Contingent consideration	9,135
Total	$64,568

The weighted average useful life of all identified acquired intangible assets is 7.74 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 4.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of RedSky’s products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of RedSky support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the RedSky acquisition is not deductible for income tax purposes.

For the three months ended March 31, 2021, the Company incurred transaction costs of less than $0.1 million in connection with the RedSky acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Connexient, Inc.

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. The Company paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $6.0 million that can be earned by the sellers based on fiscal year 2020 revenue metrics. At December 31, 2020, it was determined that Connexient would not meet the fiscal year 2020 revenue metric threshold. The Company acquired Connexient for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications as well as market penetration and customer reach.

CNL Software Limited

On February 25, 2020, the Company entered into a Stock Purchase Agreement with CNL Software Limited (“CNL Software”) for a base consideration of approximately $35.7 million. The Company paid approximately $19.8 million in cash at closing and paid the remaining purchase price with 153,217 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.10 per share. The Company acquired CNL Software for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for IoT applications as well as market penetration and customer reach.

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. (“one2many”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $15.0 million that can be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment includes an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million initial fair value of contingent consideration as part of the purchase price allocation. During the three months ended March 31, 2021, the Company recognized a decrease in the fair value of one2many’s contingent consideration obligation in the amount of $0.7 million recognized in general and administrative expenses in the condensed consolidated statement of operations. The Company acquired one2many for its cell broadcast technology to enhance the Company’s public warning applications as well as market penetration and customer reach.

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $7.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the three months ended March 31, 2021, the Company determined that Techwan did not meet the revenue metrics during the period of April 1, 2020 through March 31, 2021. The Company acquired Techwan for its strategic technology assets to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

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

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited (“SnapComms”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. The Company paid $13.6 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. On the first anniversary of the acquisition date, the Company expects to pay deferred consideration of approximately $3.3 million in cash and shares of the Company’s common stock subject to the provisions in the Stock Purchase Agreement. In addition to the base purchase price, there is also a potential contingent payment of up to approximately $5.0 million that can be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the three months ended March 31, 2021, the Company recognized a increase in the fair value of SnapComms’ contingent consideration obligation in the amount of $0.7 million recognized in general and administrative expenses in the consolidated statements of operations. The Company acquired SnapComms for its internal communications software to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

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

(9) Convertible Senior Notes

0% Convertible Senior Notes Due 2026

In March 2021, the Company issued $375.0 million aggregate principal amount of

0% convertible senior notes due 2026, including $50.0 million aggregate principal amount of 2026 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms. The Company will pay special interest, if any, at the Company’s election as the sole remedy relating to the failure to comply with certain reporting obligations and under certain circumstances.

The 2026 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2026 Notes Indenture”). The 2026 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 1.50% convertible senior notes due 2022 (see 1.50% Convertible Senior Notes Due 2022 below) and 0.125% convertible senior notes due 2024 (see 0.125% Convertible Senior Notes Due 2024 below); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2026 Notes have an initial conversion rate of 5.5341 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $180.70 per share of common stock and approximately 2.1 million shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid special interest, if any, upon conversion of a 2026 Note, except in limited circumstances. Accrued but unpaid special interest, if any, will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a 2026 Note.

Holders may convert all or a portion of their 2026 Notes prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading day period (the “2026 Notes Measurement Period”), in which the “trading price” (as the term is defined in the 2026 Notes Indenture) per $1,000 principal amount of notes for each trading day of such 2026 Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•

if the Company calls such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or

•	upon the occurrence of specified corporate events.

On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes at the conversion rate at any time regardless of whether the conditions set forth above have been met.

As of March 31, 2021, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheet as of March 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

The 2026 Notes are not redeemable by the Company prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after March 20, 2024 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2026 Notes to be approximately 7.25%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2026 Notes, which resulted in a fair value of the liability component of $269.6 million upon issuance, calculated as the present value of implied future payments based on the $375.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the 2026 Notes. The $105.4 million difference between the aggregate principal amount of $375.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2026 Notes were not considered redeemable.

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

In accounting for the transaction costs related to the issuance of the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $7.6 million, are being amortized to expense over the term of the 2026 Notes, and transaction costs attributable to the equity component, totaling $3.0 million, were netted with the equity component in shareholders’ equity.

The 2026 Notes consist of the following (in thousands):

As of
March 31, 2021
Liability component:
Principal	$375,000
Less: debt discount, net of amortization	(111,920)
Net carrying amount	$263,080
Equity component (1)	99,000

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

Three Months Ended March 31, 2021
0% coupon	$—
Amortization of debt discount and transaction costs	1,056
$1,056

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s 2026 Notes classified in equity) was as follows (in thousands):

	As of March 31, 2021
	Fair Value	Carrying Value
2026 Notes	$369,000	$263,080

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2026 Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $121.18 on March 31, 2021, the if-converted value of the 2026 Notes was less than their respective principal amounts.

0.125% Convertible Senior Notes Due 2024

In December 2019, the Company issued $450.0 million aggregate principal amount of 0.125% convertible senior notes due 2024, including $75.0 million aggregate principal amount of 2024 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020.

The 2024 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2024 Notes Indenture”). The 2024 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 2026 Notes and 2022 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 Notes at the conversion rate at any time regardless of whether the conditions set forth above have been met.

As of March 31, 2021, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of March 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

In accounting for the transaction costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $10.2 million, are being amortized to expense over the term of the 2024 Notes, and transaction costs attributable to the equity component, totaling $2.6 million, were netted with the equity component in shareholders’ equity.

The 2024 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(76,328)	(80,968)
Net carrying amount	$373,672	$369,032
Equity component (1)	86,133	86,133

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
0.125% coupon	$141	$141
Amortization of debt discount and transaction costs	4,639	4,406
	$4,780	$4,547

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

	As of March 31, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$585,000	$373,672	$663,615	$369,032

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

Based on the closing price of the Company’s common stock of $121.18 on March 31, 2021, the if-converted value of the 2024 Notes was more than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes due 2022 including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes will mature on November 1, 2022, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

The 2022 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee (the “2022 Notes Indenture”). The 2022 Notes are unsecured and rank: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including the Company’s 2026 Notes and 2024 Notes; effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time regardless of whether the conditions set forth above have been met.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of March 31, 2021.

In connection with the issuance of the 2024 Notes in December 2019, the Company paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.64%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $1.4 million in loss on extinguishment of convertible notes on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital on the consolidated balance sheet in the amount of $36.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million recorded to additional paid-in capital on the consolidated balance sheet.

During the year ended December 31, 2020, the Company issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes and recognized $11.4 million in additional paid-in capital on the condensed consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes ranged from approximately 4.64% to 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $0.4 million in loss on extinguishment of convertible notes on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2020.

During the three months ended March 31, 2021, the Company issued 581,829 shares upon the conversion of approximately $19.6 million in aggregate principal amount of the 2022 Notes and recognized $18.4 million in additional paid-in capital on the condensed consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $0.4 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations during the three months ended March 31, 2021.

In connection with the issuance of the 2026 Notes in March 2021, the Company paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.87%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $2.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations during the three months ended March 31, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital on the consolidated balance sheet in the amount of $2.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes in March 2021 and received $10.6 million recorded to additional paid-in capital on the condensed consolidated balance sheet and modified a capped call option agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations and additional paid-in capital on the condensed consolidated balance sheet.

The 2022 Notes are classified as long-term on the consolidated balance sheet as of March 31, 2021 and December 31, 2020. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component on the remaining outstanding notes as of the issuance date, of less than $0.1 million, are being amortized to expense over the term of the 2022 Notes, and transaction costs attributable to the equity component as of the issuance date, totaling $0.8 million, were netted with the equity component in shareholders’ equity.

The 2022 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Liability component:
Principal	$1,538	$79,795
Less: debt discount, net of amortization	(125)	(7,313)
Net carrying amount	$1,413	$72,482
Equity component (1)	(39,064)	(21,318)

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital also includes $2.7 million and $36.7 million, respectively, market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $58.6 million and $23.0 million, respectively, principal balance extinguishment of the 2022 Notes in March 2021 and December 2019.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
1.50% coupon	$106	$345
Amortization of debt discount and transaction costs	618	1,030
	$724	$1,375

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

	As of March 31, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$7,170	$1,413	$265,488	$72,482

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2022 Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations.

Based on the closing price of the Company’s common stock of $121.18 on March 31, 2021, the if-converted value of the 2022 Notes was more than their respective principal amounts.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2021, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2021, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At March 31, 2021 and December 31, 2020, there were 37,612,199 and 35,449,447 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (“2016 Plan”) became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

For the three months ended March 31, 2021 and 2020, 23,499 and 30,943 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unrecognized compensation cost related to the 2016 ESPP was $0.7 million which will be amortized over a weighted-average period of 0.46 years.

The fair value of shares issuable under the ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50
Expected volatility (2)	60%	55%
Risk-free interest rate (3)	0.06%	0.29%
Dividend rate (4)	0%	0%

(1)	The expected term represents the contractual term of the ESPP;
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

There were no stock options granted during the three months ended March 31, 2021 and 2020. The Company recorded stock-based compensation expense of $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, attributed to stock options.

The total intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $6.3 million and $9.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2021 and 2020, the total intrinsic value of all outstanding options was $21.5 million and $47.1 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was approximately $0.9 million as of March 31, 2021 and is expected to be recognized over a weighted average period of 0.8 years. The amount of cash received from the exercise of stock options during the three months ended March 31, 2021 and 2020 was $1.6 million and $3.0 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2020	279,021	$25.55
Exercised	(52,955)	30.30
Forfeited	(4,062)	32.81
Outstanding at March 31, 2021	222,004	24.28

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of March 31, 2021
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	222,004	5.95	$24.28
Vested and expected to vest	221,120	5.94	24.24
Exercisable	150,286	5.56	19.96

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2021	150,286	$19.96	71,718	$33.34

Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 29,366 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 57,409 RSUs that vested during the three months ended March 31, 2021. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the three months ended March 31, 2021 and 2020 were $132.34 and $96.85, respectively. The fair values of RSUs that vested during the three months ended March 31, 2021 and 2020, were $4.0 million and $2.2 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded $5.9 million and $4.5 million, respectively, of stock-based compensation related to the RSUs.

As of March 31, 2021, there was $47.1 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.27 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 30,907 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. There were 6,895 PSUs that vested during the three months ended March 31, 2021. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the three months ended March 31, 2021, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $118.50 to $146.69 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the three months ended March 31, 2021 and 2020 were $133.06 and $97.23, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $5.9 million and $4.6 million, respectively, of stock compensation expense in connection with the PSU awards.

As of March 31, 2021, there was $33.8 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.70 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2020	1,420,541
Granted	60,273
Vested	(64,304)
Forfeited	(35,677)
Outstanding at March 31, 2021	1,380,833

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$999	$608
Sales and marketing	3,742	3,608
Research and development	2,028	1,874
General and administrative	5,916	4,220
Total	$12,685	$10,310

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of March 31,
	2021	2020
Convertible senior notes	6,125,864	6,733,914
Stock-based compensation grants	1,602,837	2,020,460
Total	7,728,701	8,754,374

In connection with the issuance of the 2026 Notes in March 2021, the Company paid $35.1 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2026 Notes. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $44.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2024 Notes. In connection with the issuance of the 2022 Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2022 Notes. In March 2021 and December 2019, the Company partially terminated capped call options related to the 2022 Notes and received $10.6 million and $5.8 million and, respectively. In March 2021, the Company also modified a capped call agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2021 was 5.9 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended March 31, 2021 and 2020, the Company recorded a benefit from income taxes of $5.8 million and $0.7 million, respectively, resulting in an effective benefit tax rate of 21.06% and 2.69%, respectively. During the three months ended March 31, 2021, there were deferred tax liabilities recognized in connection with the preliminary purchase price accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $5.8 million related to U.S. acquired entities being recognized during the three months ended March 31, 2021.

As of March 31, 2021, the Company had gross tax-effected unrecognized tax provision of $1.5 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2021 and 2020, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020 and the United States enacted the American Rescue Plan Act of 2021 in March 2021. These Acts include various income and payroll tax measures. Neither the income tax nor payroll tax measures had a material impact on our financial statements.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended March 31,
Primary Geographic Markets	2021	2020
United States	$57,465	$46,949
International	24,745	11,951
Total	$82,210	$58,900

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Subscription services	$70,432	$53,811
Professional services	5,940	4,481
Software licenses and other	5,838	608
Total	$82,210	$58,900

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets in the Company’s condensed consolidated balance sheet net of an allowance for credit losses.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue in the Company’s condensed consolidated balance sheet. The noncurrent portion of deferred revenue is included and separately disclosed in the Company’s condensed consolidated balance sheet.

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $12.7 million and $14.5 million as of March 31, 2021 and December 31, 2020, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $17.4 million and $15.9 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, amortization expense for the deferred costs was $3.7 million and $2.9 million, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

Deferred Revenue

During the three months ended March 31, 2021 and 2020, $59.7 million and $46.4 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended March 31, 2021 and 2020, $4.5 million and $3.5 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of March 31, 2021, approximately $366.9 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $223.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of March 31, 2021, approximately $11.5 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $9.9 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	March 31, 2021	December 31, 2020
Balance sheet information
ROU assets	$14,179	$15,045
Lease liabilities, current	$4,244	$4,259
Lease liabilities, non-current	13,406	14,403
Total lease liabilities	$17,650	$18,662
Supplemental data
Weighted average remaining lease term	4.36 years	4.57 years
Weighted average discount rate	6.97%	7.00%

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in lease liabilities	$1,784	$1,158
ROU assets obtained in exchange for new lease obligations	163	5,055

Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

Year ending December 31,
2021 (for the remaining nine months)	$4,173
2022	5,248
2023	5,097
2024	2,631
2025	930
Thereafter	2,769
Total undiscounted lease payments	20,848
Less: imputed interest	(3,198)
Total lease liabilities	$17,650

The following table presents components of lease expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$1,303	$1,149
Short-term lease expense(1)	166	215
	1,469	1,364
Less: Sublease income	—	(46)
Total lease expense	$1,469	$1,318

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2021, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

(18) Subsequent Events

xMatters Acquisition

On April 6, 2021, the Company and xMatters Holdings, Inc. (“xMatters”) signed a definitive agreement pursuant to which the Company agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. The Company paid base consideration of $242.3 million, consisting of $177.8 million in cash and 555,332 newly issued shares of the Company’s common stock. xMatters is a provider of service reliability platforms to DevOps, Site Reliability Engineers, and operations teams.

2022 Notes Conversion

From April 1, 2021 through May 7, 2021, the Company issued 36,633 shares of common stock to holders of the 2022 Notes for settlement of conversion of an aggregate principal amount of approximately $1.2 million of such notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. During public safety threats including shooter situations, terrorist attacks or severe weather conditions, as well as critical business events such as IT outages, cyber-attacks or other incidents such as product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications that address the full spectrum of tasks an organization has to perform to manage a critical event, including Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 5,700 customers as of March 31, 2021. Our customers are based in 70 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, nine of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and eight of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of March 31, 2021, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 81% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 50% of our revenue in 2020 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $82.2 million and $58.9 million for the three months ended March 31, 2021 and 2020, respectively, representing a period-over-period increase of 40%. We had net losses of $21.8 million and $25.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, 23% and 24% of our customers, respectively, were located outside of the United States. These customers generated 30% and 20% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Recent Developments

On January 15, 2021, we entered into a Stock Purchase Agreement with Red Sky Technologies Inc. (“RedSky”) pursuant to which we purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. We paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there is also a potential contingent payment of up to $30 million that can be earned by the sellers based on certain revenue targets through June 30, 2021. At the date of the acquisition, we preliminarily assessed the probability of RedSky meeting the revenue metrics through June 30, 2021 and recorded a $9.1 million preliminary fair value of contingent consideration as part of the purchase price allocation. We acquired RedSky for its E911 incident response solutions platform to enhance our CEM suite of solutions as well as market penetration and customer reach.

In March 2021, we issued $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), including $50 million aggregate principal amount of 2026 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders pursuant to their terms. In connection with the issuance of the 2026 Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $35.1 million. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the 2026 Notes. In connection with the issuance of the 2026 Notes in March 2021, we paid $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase $58.6 million principal amount of our 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”). During March 2021, we also partially terminated capped call options entered into in connection with the 2022 Notes and received $10.6 million as well as modified a capped call option agreement entered into in connection with the 2022 Notes. Additionally, during the three months ended March 31, 2021, we issued 581,829 shares upon the conversion of approximately $19.6 million in aggregate principal amount of the 2022 Notes.

On April 6, 2021, we signed a definitive agreement with xMatters Holdings, Inc. (“xMatters”) pursuant to which we agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. We paid base consideration of $242.3 million, consisting of $177.8 million in cash and 555,332 newly issued shares of our common stock. xMatters is a provider of service reliability platforms to DevOps, Site Reliability Engineers, and operations teams.

Impacts of COVID-19 to Our Business

During the three months ended March 31, 2021, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the future impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2021 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

During 2020, (1) we launched COVID-19 Shield, a new set of coronavirus protection solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic; (2) we launched COVID-19 Return to Work, a software solution designed to help businesses and governments navigate the complexity of operating during the next phase of the COVID-19 pandemic and prepare to bring back the workforce and reopen society; (3) we launched COVID-19 Shield: Contact Tracing, a solution for corporate, government and healthcare organizations to supplement or complement existing manual contact tracing efforts; (4) we launched Control Center, a physical security information management software platform, which includes features designed to help organizations return to work by integrating and managing data and analytics from video cameras, thermal cameras, badge access and other building systems, and by automating the response to help organizations ensure the safety and protection of employees, as well as compliance with social distancing and personal protective equipment policies; and (5) we announced COVID-19 Shield: Vaccine Distribution, an extension to our CEM platform offering risk insights, logistics awareness and vaccine appointment management. These new products were built off of our existing platforms.

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

Loss on Extinguishment of Convertible Notes and Capped Call Modification

Loss on extinguishment of convertible notes and capped call modification relates to the partial extinguishment of our 2022 Notes and modification of a 2022 Notes capped call agreement.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$82,210	$58,900
Cost of revenue(1)	25,280	20,889
Gross profit	56,930	38,011
Operating expenses:
Sales and marketing(1)	34,527	29,588
Research and development(1)	18,079	14,172
General and administrative(1)	22,562	15,911
Total operating expenses	75,168	59,671
Operating loss	(18,238)	(21,660)
Other expense, net	(9,364)	(4,426)
Loss before income taxes	(27,602)	(26,086)
Benefit from income taxes	5,813	701
Net loss	$(21,789)	$(25,385)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense
Cost of revenue	$999	$608
Sales and marketing	3,742	3,608
Research and development	2,028	1,874
General and administrative	5,916	4,220
Total	$12,685	$10,310

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization expense
Cost of revenue	$4,852	$2,665
Sales and marketing	231	233
Research and development	176	131
General and administrative	5,584	3,627
Total	$10,843	$6,656

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	31%	35%
Gross profit	69%	65%
Operating expenses:
Sales and marketing	42%	50%
Research and development	22%	24%
General and administrative	27%	27%
Total operating expenses	91%	101%
Operating loss	(22)%	(37)%
Other expense, net	(11)%	(8)%
Loss before income taxes	(34)%	(44)%
Benefit from income taxes	7%	1%
Net loss	(27)%	(43)%

(1)	Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$82,210	$58,900	$23,310	39.6%

Revenue increased by $23.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was due to a $23.3 million increase in sales of our products driven by expansion of our customer base from 5,218 customers as of March 31, 2020 to 5,748 customers as of March 31, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$25,280	$20,889	$4,391	21.0%
Gross margin %	69%	65%

Cost of revenue increased by $4.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to a $3.1 million increase in employee-related costs associated with our increased headcount from 248 employees as of March 31, 2021 to 374 employees as of March 31, 2021, a $2.2 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, partially offset by a $0.9 million decrease in hosting, software and messaging costs.

Gross margin percentage increased due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$34,527	$29,588	$4,939	16.7%
% of revenue	42%	50%

Sales and marketing expense increased by $4.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to a $3.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 399 employees as of March 31, 2020 to 505 employees as of March 31, 2021. The remaining increase was principally the result of a $0.8 million increase in advertising-related costs and trade show expenses, as well as a $0.3 million increase in software expenses and a $0.1 million increase in office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$18,079	$14,172	$3,907	27.6%
% of revenue	22%	24%

Research and development expense increased by $3.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to a $3.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 260 employees as of March 31, 2020 to 365 employees as of March 31, 2021, a $0.7 million increase in professional services, as well as a $0.2 million increase in office related expenses and a $0.2 million increase in hosting and software related costs to support research and development activities. A total of $1.9 million of internally developed software costs during the three months ended March 31, 2020 and $2.2 million of internally developed software costs during the three months ended March 31, 2021 were capitalized, resulting in a $0.3 million offset to the increase in the first quarter of 2021.

General and Administrative Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$22,562	$15,911	$6,651	41.8%
% of revenue	27%	27%

General and administrative expense increased by $6.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to a $2.5 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 124 employees as of March 31, 2020 to 171 employees as of March 31, 2021, a $2.0 million increase in depreciation and amortization, a $1.5 million increase in professional services and office related expenses to support the administrative team and a $0.7 million increase in credit loss expense.

Other Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$(9,364)	$(4,426)	$(4,938)	(111.6)%
% of revenue	(11)%	(8)%

Other expense, net increased by $4.9 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $2.9 million loss on extinguishment of convertible notes and capped call modification, a decrease of $1.4 million of interest income due to lower interest rates on our investment balances and a $0.6 million increase in interest expense primarily related to our convertible senior notes.

Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from income taxes	$5,813	$701	$5,112	729.2%
% of revenue	7%	1%

A portion of the losses incurred during the three months ended March 31, 2021 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2021. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $5.8 million was recorded during the three months ended March 31, 2021 attributed to a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a portion of our U.S. valuation allowance during the three months ended March 31, 2021. The change in income tax benefit of $5.1 million for the three months ended March 31, 2021 as compared to the same period in 2020 was related to the change in valuation allowance and the realization of non-U.S. losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA	$5,283	$(4,771)
Adjusted gross margin	60,533	39,358
Free cash flow	15,501	(1,727)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes and capped call modification, change in fair value of contingent consideration and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, loss on extinguishment of convertible notes and capped call modification, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(21,789)	$(25,385)
Interest and investment expense, net	6,427	4,349
Benefit from income taxes	(5,813)	(701)
Depreciation and amortization	10,843	6,656
Loss on extinguishment of convertible notes and capped call modification	2,888	—
Change in fair value of contingent consideration	42	—
Stock-based compensation	12,685	10,310
Adjusted EBITDA	$5,283	$(4,771)

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

	Three Months Ended March 31,
	2021	2020
Gross profit	$56,930	$38,011
Amortization of acquired intangibles	2,604	739
Stock-based compensation	999	608
Adjusted gross margin	$60,533	$39,358

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

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$19,808	$801
Capital expenditures	(1,812)	(524)
Capitalized software development costs	(2,495)	(2,004)
Free cash flow	$15,501	$(1,727)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes and capped call modification. The tax impact of such adjustments is not material. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding loss on extinguishment of convertible notes and capped call modification allows for more meaningful comparisons between operating results from period to period as losses on the extinguishment of convertible notes and capped call modifications are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$25,280	$20,889
Amortization of acquired intangibles	(2,604)	(739)
Stock-based compensation	(999)	(608)
Non-GAAP cost of revenue	$21,677	$19,542

Gross profit	$56,930	$38,011
Amortization of acquired intangibles	2,604	739
Stock-based compensation	999	608
Non-GAAP gross profit	$60,533	$39,358
Non-GAAP gross margin	73.6%	66.8%

Sales and marketing	$34,527	$29,588
Stock-based compensation	(3,742)	(3,608)
Non-GAAP sales and marketing	$30,785	$25,980

Research and development	$18,079	$14,172
Stock-based compensation	(2,028)	(1,874)
Non-GAAP research and development	$16,051	$12,298

General and administrative	$22,562	$15,911
Amortization of acquired intangibles	(5,255)	(3,407)
Change in fair value of contingent consideration	(42)	—
Stock-based compensation	(5,916)	(4,220)
Non-GAAP general and administrative	$11,349	$8,284

Total operating expenses	$75,168	$59,671
Amortization of acquired intangibles	(5,255)	(3,407)
Change in fair value of contingent consideration	(42)	—
Stock-based compensation	(11,686)	(9,702)
Non-GAAP operating expenses	$58,185	$46,562

Operating loss	$(18,238)	$(21,660)
Amortization of acquired intangibles	7,859	4,146
Change in fair value of contingent consideration	42	—
Stock-based compensation	12,685	10,310
Non-GAAP operating income (loss)	$2,348	$(7,204)

Net loss	$(21,789)	$(25,385)
Amortization of acquired intangibles	7,859	4,146
Change in fair value of contingent consideration	42	—
Stock-based compensation	12,685	10,310
Accretion of interest on convertible senior notes	6,313	5,436
Loss on extinguishment of convertible notes and capped call modification	2,888	—
Non-GAAP net income (loss)	$7,998	$(5,493)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $734.8 million as of March 31, 2021. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include delays in payments from our customers. The challenges posed by COVID-19 on our business could evolve rapidly. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$475,630	$539,662
Cash provided by operating activities	19,808	801
Cash used in investing activities	(36,708)	(37,469)
Cash provided by financing activities	284,792	4,168
Effects of exchange rates on cash	(315)	(666)
Cash, cash equivalents and restricted cash at end of period	$743,207	$506,496

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

Operating activities generated $19.8 million in cash in the three months ended March 31, 2021, primarily as a result of an increase in non-cash operating expenses of $31.2 million and increase of $10.4 million in cash provided by operating assets and liabilities which was offset by our net loss of $21.8 million. Specifically, we recognized non-cash charges aggregating to $12.7 million for stock-based compensation, $10.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $6.3 million related to the accretion of interest on our convertible senior notes, $3.7 million for amortization of deferred commissions, $2.9 million loss on extinguishment of convertible notes and capped call modification, $1.6 million for provision for credit losses, offset by $6.7 million for deferred income taxes and $0.1 million in other non-cash adjustments. The net change in operating assets and liabilities of $10.4 million reflected an $11.5 million decrease in accounts receivable, an $8.4 million increase in deferred revenue, a $3.0 million increase in accrued expenses. These amounts were offset by a $3.5 million increase in deferred cost, a $2.8 million increase in other assets, a $2.1 million decrease in accrued employee related expenses due to timing of payments to employees, a $2.0 million net decrease in other liabilities, a $1.2 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $0.9 million decrease in accounts payable.

Operating activities generated $0.8 million in cash in the three months ended March 31, 2020, primarily from an increase in non-cash operating expenses of $25.0 million and $1.2 million in cash provided by operating assets and liabilities, which was offset by our net loss of $25.4 million. Specifically, we recognized non-cash charges aggregating to $10.3 million for stock-based compensation, $6.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $5.4 million related to the accretion of interest on our convertible senior notes, $2.9 million for amortization of deferred commissions, and $0.9 million for provision for credit losses, offset by a $1.2 million decrease in deferred income taxes. The net change in operating assets and liabilities of $1.2 million reflected a $5.1 million increase in deferred revenue, a $3.6 million increase in other liabilities, a $3.2 million increase in accrued employee related expenses due to timing of payments to employees, a $1.7 million increase in accrued expenses as a result of timing of payments made to vendors, and a $0.4 million decrease in accounts receivable. These amounts were offset by a $4.7 million increase in deferred cost, a $4.1 million increase in other assets, a $3.1 million increase in prepaid expenses for upfront payments made for prepaid software and insurance, and a $1.1 million net decrease in accounts payable.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $36.7 million in cash in the three months ended March 31, 2021, which consists of $32.4 million of cash paid for the acquisition of RedSky, a $2.5 million investment in software development, and $1.8 million in purchases of property and equipment.

Investing activities used $37.5 million in cash in the three months ended March 31, 2020, due to $34.9 million of cash paid for the acquisitions of Connexient, Inc., CNL Software Limited and One2Many Group B.V., a $2.0 million investment in software development, and $0.5 million in purchases of property and equipment.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, our issuances of the 2026 Notes, 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and the 2022 Notes, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, payment of contingent consideration and employee withholding liabilities from restricted stock units.

Financing activities provided $284.8 million of cash in the three months ended March 31, 2021, which reflects proceeds of $330.3 million from our 2026 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the 2026 Note offering, $2.5 million from the issuance of stock under our employee stock purchase plan and $1.6 million from the exercise of stock options. These amounts were offset by a $48.0 million payment for the repurchase of 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options and a $1.6 million payment for employee withholding taxes related to the issuance of restricted stock units.

Financing activities provided $4.2 million of cash in the three months ended March 31, 2020, which reflects proceeds of $3.0 million from the exercise of stock options and $1.7 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by cash payments of $0.5 million for other financing activities.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear; however, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements.

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

As of March 31, 2021, other than our March 2021 issuance of $375.0 million aggregate principal amount of 0% convertible senior notes due 2026 which will mature on March 15, 2026 (see Note 9, Convertible Senior Notes, of the notes to condensed consolidated financial statements), there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2021, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2021.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $2 million remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at March 31, 2021. During the three months ended March 31, 2021, we issued 1,870,823 shares upon the extinguishment of approximately $78.3 million in aggregate principal amount of the 2022 Notes. The 2026 Notes and 2024 Notes were not convertible at March 31, 2021. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2026 Notes, 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2026 Notes, 2024 Notes and 2022 Notes are converted. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2026 Notes, 2024 Notes and 2022 Notes would result in a loss of approximately $8.3 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $734.8 million as of March 31, 2021, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. Except as set forth below, during the three months ended March 31, 2021, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

Conversion of the 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. The conversion of some or all of the convertible 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes, 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of March 31, 2021. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the three months ended March 31, 2021, we issued cash and 1,870,823 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $78.3 million of such notes. The 2026 Notes and 2024 Notes were not convertible during the three months ended March 31, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes, 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2026 Notes, 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes, 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions entered into when we issued the convertible notes may affect the value of our common stock.

In connection with the issuances of the 2026 Notes, 2024 Notes and 2022 Notes, we entered into capped call transactions with the respective option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes, 2024 Notes and 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, 2024 Notes and 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes, 2024 Notes and 2022 Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes, 2024 Notes and 2022 Notes (and are likely to do so during any observation period related to a conversion of 2026 Notes, 2024 Notes and 2022 Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

We issued convertible notes that have rights senior to our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the three months ended March 31, 2021, we issued cash and 1,870,823 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $78.3 million of such notes.

The 2026 Notes, 2024 Notes and 2022 Notes rank senior in right of payment to our common stock and any of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes, 2024 Notes and 2022 Notes; equal in right of payment to any of our liabilities that are not so subordinated (including to the 2024 Notes and 2022 Notes, in the case of the 2026 Notes, to the 2026 Notes and 2022 Notes, in the case of the 2024 Notes, and to the 2026 Notes and 2024 Notes, in the case of the 2022 Notes); effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2026 Notes, 2024 Notes and 2022 Notes will be available to pay obligations on the 2026 Notes, 2024 Notes and 2022 Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the 2026 Notes, 2024 Notes and 2022 Notes then outstanding or any or all shares of our common stock then outstanding.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, 2024 Notes and 2022 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As of March 31, 2021, we had $827 million (undiscounted) principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes. Our indebtedness may:

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, 2024 Notes and 2022 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes and 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes, 2024 Notes and 2022 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes, 2024 Notes and 2022 Notes. As a result, we recorded a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2026 Notes, 2024 Notes and 2022 Notes to their face amount over the term of the 2026 Notes, 2024 Notes and 2022 Notes. We reported lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Notes, 2024 Notes and 2022 Notes. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 2 of the notes to condensed consolidated financial statements for more information.

The conditional conversion feature of the 2026 Notes, 2024 Notes and 2022 Notes, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes, 2024 Notes or the 2022 Notes is triggered, holders of the 2026 Notes, 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2026 Notes, 2024 Notes or the 2022 Notes at any time during specified periods at their option. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of March 31, 2021. The 2026 Notes and 2024 Notes were not convertible during the three months ended March 31, 2021, but will be convertible under certain circumstances. If one or more holders elect to convert their 2022 Notes, 2024 Notes or 2026 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, 2024 Notes or 2026 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes, the 2024 notes or the 2026 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On January 15, 2021, we issued 162,820 shares of our common stock to various persons and entities as partial consideration for our purchase of Red Sky Technologies Inc. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

During the three months ended March 31, 2021, we issued cash and 1,870,823 shares of our common stock to holders of our 1.50% convertible senior notes due 2022 upon settlement of conversion and repurchase of an aggregate principal amount of approximately $78.3 million of such notes. For further information, see Note 9, Convertible Senior Notes, of the notes to condensed consolidated financial statements. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On May 7, 2021, we issued 555,332 shares of our common stock to various persons and entities as partial consideration for our purchase of xMatters Holdings, Inc. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Everbridge, Inc.		8-K	001-37874	3.1	9/21/16

3.2	Amended and Restated Bylaws of Everbridge, Inc.		8-K	001-37874	3.2	9/21/16

4.1	Indenture, dated March 11, 2021, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	3/11/21

4.2	Form of Global Note, representing Everbridge, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-37874	4.2	3/11/21

10.1	Amended and Restated Engagement Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Jaime Ellertson.		10-K	001-37874	10.9	2/26/21

10.2	Amendment to Employment Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Imad Mouline.		10-K	001-37874	10.11	2/26/21

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: May 10, 2021	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: May 10, 2021	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer