Form 10-Q
period 2021-06-30
EVERBRIDGE, INC.
filed 2021-08-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 38,385,479 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$559,851	$467,171
Restricted cash	4,666	4,667
Accounts receivable, net	83,183	94,376
Prepaid expenses	13,301	11,774
Deferred costs and other current assets	21,348	20,464
Total current assets	682,349	598,452
Property and equipment, net	9,567	7,774
Capitalized software development costs, net	18,368	16,329
Goodwill	405,223	187,411
Intangible assets, net	216,723	113,762
Restricted cash	3,785	3,792
Prepaid expenses	1,795	1,943
Deferred costs and other assets	37,214	31,481
Total assets	$1,375,024	$960,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,964	$9,698
Accrued payroll and employee related liabilities	26,860	27,674
Accrued expenses	10,235	7,246
Deferred revenue	196,481	165,389
Contingent consideration liabilities	18,775	10,619
Other current liabilities	14,376	15,602
Total current liabilities	277,691	236,228
Long-term liabilities:
Deferred revenue, noncurrent	13,509	4,738
Convertible senior notes	646,533	441,514
Deferred tax liabilities	14,022	10,065
Other long-term liabilities	17,940	16,094
Total liabilities	969,695	708,639
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,288,685 and 35,449,447 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	38	35
Additional paid-in capital	752,773	542,776
Accumulated deficit	(348,926)	(293,316)
Accumulated other comprehensive income	1,444	2,810
Total stockholders’ equity	405,329	252,305
Total liabilities and stockholders’ equity	$1,375,024	$960,944

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$86,649	$65,377	$168,859	$124,277
Cost of revenue	27,665	19,423	52,945	40,312
Gross profit	58,984	45,954	115,914	83,965
Operating expenses:
Sales and marketing	41,483	28,741	76,010	58,329
Research and development	20,251	14,937	38,330	29,109
General and administrative	24,664	16,799	47,226	32,710
Total operating expenses	86,398	60,477	161,566	120,148
Operating loss	(27,414)	(14,523)	(45,652)	(36,183)
Other expense, net:
Interest and investment income	100	235	233	1,808
Interest expense	(9,655)	(5,998)	(16,215)	(11,920)
Loss on extinguishment of convertible notes and capped call modification	(37)	—	(2,925)	—
Other expense, net	(602)	(438)	(651)	(515)
Total other expense, net	(10,194)	(6,201)	(19,558)	(10,627)
Loss before income taxes	(37,608)	(20,724)	(65,210)	(46,810)
Benefit from income taxes	3,787	1,504	9,600	2,205
Net loss	$(33,821)	$(19,220)	$(55,610)	$(44,605)
Net loss per share attributable to common stockholders:
Basic	$(0.89)	$(0.56)	$(1.49)	$(1.30)
Diluted	$(0.89)	$(0.56)	$(1.49)	$(1.30)
Weighted-average common shares outstanding:
Basic	38,014,107	34,402,704	37,204,958	34,238,887
Diluted	38,014,107	34,402,704	37,204,958	34,238,887

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(33,821)	$(19,220)	$(55,610)	$(44,605)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	1,231	2,343	(1,366)	(4,177)
Total comprehensive loss	$(32,590)	$(16,877)	$(56,976)	$(48,782)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	38	671,434	(315,105)	213	356,580
Issuance of common stock in connection with acquisition	555,332	—	64,482	—	—	64,482
Issuance of common stock for contingent consideration	6,188	—	720	—	—	720
Stock-based compensation	—	—	15,635	—	—	15,635
Vesting of restricted stock units and performance-based restricted stock units	65,364	—	—	—	—	—
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(9,929)	—	(1,233)	—	—	(1,233)
Exercise of stock options	22,898	—	559	—	—	559
Settlement of convertible notes due 2022	36,633	—	1,176	—	—	1,176
Other comprehensive income	—	—	—	—	1,231	1,231
Net loss	—	—	—	(33,821)	—	(33,821)
Balance at June 30, 2021	38,288,685	$38	$752,773	$(348,926)	$1,444	$405,329

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941		30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	34	471,046	(225,305)	(12,267)	233,508
Issuance of common stock in connection with acquisition	38,425	—	5,074	—	—	5,074
Stock-based compensation	—	—	11,372	—	—	11,372
Vesting of restricted stock units	21,507	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(3,980)	—	(527)	—	—	(527)
Exercise of stock options	59,841	—	1,596	—	—	1,596
Other comprehensive income	—	—	—	—	2,343	2,343
Net loss	—	—	—	(19,220)	—	(19,220)
Balance at June 30, 2020	34,463,801	$34	$488,561	$(244,525)	$(9,924)	$234,146

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,610)	$(44,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,854	13,976
Amortization of deferred costs	7,184	5,735
Deferred income taxes	(9,778)	(3,014)
Accretion of interest on debt	15,821	10,949
Loss on extinguishment of convertible notes and capped call modification	2,925	—
Provision for credit losses and sales reserve	1,905	1,387
Stock-based compensation	28,190	21,588
Other non-cash adjustments	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	19,312	3,341
Prepaid expenses	(922)	(3,265)
Deferred costs	(8,107)	(6,943)
Other assets	(850)	(3,429)
Accounts payable	(60)	2,164
Accrued payroll and employee related liabilities	(5,320)	(334)
Accrued expenses	971	(593)
Deferred revenue	(180)	(2,722)
Other liabilities	(4,632)	2,696
Net cash provided by (used in) operating activities	14,671	(3,069)
Cash flows from investing activities:
Capital expenditures	(2,128)	(1,175)
Payments for acquisition of business, net of acquired cash	(197,666)	(44,265)
Additions to capitalized software development costs	(6,082)	(4,673)
Net cash used in investing activities	(205,876)	(50,113)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	375,000	—
Payments of debt issuance costs	(10,391)	(131)
Purchase of convertible notes capped call hedge	(35,100)	—
Repurchase of convertible notes	(58,641)	—
Proceeds from termination of convertible notes capped call hedge	10,650	—
Restricted stock units withheld to settle employee tax withholding liability	(2,843)	(927)
Proceeds from employee stock purchase plan	2,451	1,710
Proceeds from stock option exercises	2,163	4,585
Net cash provided by financing activities	283,289	5,237
Effect of exchange rates on cash, cash equivalents and restricted cash	588	(419)
Net increase (decrease) in cash, cash equivalents and restricted cash	92,672	(48,364)
Cash, cash equivalents and restricted cash—beginning of period	475,630	539,662
Cash, cash equivalents and restricted cash—end of period	$568,302	$491,298
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$610	$974
Taxes, net of refunds received	935	476
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisitions	87,514	35,508
Deferred consideration in connection with acquisition	—	895
Purchase accounting payable, net	—	619
Contingent consideration in connection with acquisitions	9,135	4,220
Common stock issued in connection with contingent consideration	720	—
Common stock issued in connection with settlement of convertible notes	16,826	—
Debt issuance costs included in accrued expenses	250	—
Stock-based compensation capitalized for software development costs	215	152
Other non-cash activities	220	376

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, Incident Management, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, Secure Collaboration, and Control Center, automate numerous critical event management (“CEM”) processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, Canada, New Zealand, France, India, and other countries.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and six months ended June 30, 2021 and 2020. No single customer comprised more than 10% of the Company’s total accounts receivable as of June 30, 2021 and December 31, 2020.

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

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2021-04

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 requires accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The recognition of the modification depends on the nature of the transaction in which the equity-classified written call option is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires allocating the effect of the option modification to each element. ASU 2021-04 is effective for the Company beginning in the first quarter of 2022. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Accounts receivable amortized cost	$88,426	$98,164
Allowance for credit losses	(5,243)	(3,788)
Net accounts receivable	$83,183	$94,376

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$(4,772)	$(1,753)	$(3,788)	$(1,125)
Provision for expected credit losses	(405)	(585)	(1,417)	(1,328)
Write-offs, net	(66)	81	(38)	196
Balance, end of period	$(5,243)	$(2,257)	$(5,243)	$(2,257)

Contract assets, net is as follows (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Contract asset amortized cost	$4,235	$2,560
Allowance for credit losses	(841)	(398)
Net contract asset	$3,394	$2,162

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$(842)	$(25)	$(398)	$—
Provision for expected credit losses	(29)	(3)	(473)	(28)
Write-offs	30	—	30	—
Balance, end of period	$(841)	$(28)	$(841)	$(28)

Credit loss expense was $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Credit loss expense was $1.5 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$(149)	$(375)	$(175)	$(175)
Additions	(259)	—	(259)	(200)
Write-offs	8	—	34	—
Balance, end of period	$(400)	$(375)	$(400)	$(375)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	June 30, 2021	December 31, 2020
Furniture and equipment	5	$2,165	$2,041
Leasehold improvements (1)	9	6,241	4,944
System hardware	5	813	807
Office computers	3	7,323	6,547
Computer and system software	3	2,068	827
		18,610	15,166
Less accumulated depreciation and amortization		(9,043)	(7,392)
Property and equipment, net		$9,567	$7,774

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense for property and equipment was $1.7 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of June 30, 2021	$66,057	3 years	$(47,689)	$18,368
As of December 31, 2020	59,761	3 years	(43,432)	16,329

The Company capitalized software development costs of $6.1 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively.

Amortization expense for capitalized software development costs was $2.2 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for capitalized software development costs was $4.3 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2021, for each of the following years is as follows (in thousands):

2021 (for the remaining six months)	$4,779
2022	7,630
2023	4,985
2024	974
$18,368

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2021 and year ended December 31, 2020, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$489,632	$—	$—	$489,632
Total financial assets	$489,632	$—	$—	$489,632
Liabilities:
Contingent consideration	$—	$—	$18,775	$18,775
Derivative instruments - acquisition-related deferred common stock consideration	—	922	—	922
Total financial liabilities	$—	$922	$18,775	$19,697

	As of December 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$432,560	$—	$—	$432,560
Total financial assets	$432,560	$—	$—	$432,560
Liabilities:
Contingent consideration	$—	$—	$10,619	$10,619
Derivative instruments - acquisition-related deferred common stock consideration	—	1,011	—	1,011
Total financial liabilities	$—	$1,011	$10,619	$11,630

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2021.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period. The change in fair value during the three and six months ended June 30, 2021 of $0.1 million and $(0.1) million, respectively, was recorded as a component of other expense, net on the condensed consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2019	$—
Contingent consideration from Connexient acquisition	340
Contingent consideration from one2many acquisition	2,190
Fair value at March 31, 2020	2,530
Contingent consideration from Techwan acquisition	2,030
Adjustment for Connexient acquisition	(340)
Foreign currency translation	72
Fair value at June 30, 2020	$4,292

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	19,331
Adjustment for one2many acquisition	38
Adjustment for SnapComms acquisition	(23)
Payment for SnapComms acquisition	(720)
Foreign currency translation	149
Fair value at June 30, 2021	$18,775

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

During the three and six months ended June 30, 2021, as a result of assessing the probabilities of SnapComms Limited (“SnapComms”) meeting revenue metrics during the period of April 1, 2020 through March 31, 2021, the Company recognized a decrease in the fair value of SnapComms’ contingent consideration obligation in the amount of less than $0.1 million and an increase of $0.7 million, respectively. During the three months ended June 30, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability.

During the three and six months ended June 30, 2021, as a result of assessing the probabilities of One2Many Group B.V. (“one2many”) meeting revenue metrics during the period of March 1, 2020 through February 28, 2021, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of less than $0.1 million and a decrease of $0.7 million, respectively. Subsequent to June 30, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability.

The Company estimates the fair value of the convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2).  As of June 30, 2021, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $383.4 million and the principal amount of the notes was $375.0 million. As of June 30, 2021 and December 31, 2020, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $616.5 million and $663.6 million, respectively, and the principal amount of the notes was $450.0 million for each period. As of June 30, 2021 and December 31, 2020, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $1.2 million and $265.5 million, respectively, and the principal amount of the notes was $0.3 million and $79.8 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$187,411
Increase due to acquisition	219,345
Foreign currency translation	(1,533)
Balance at June 30, 2021	$405,223

There were no impairments recorded against goodwill during the six months ended June 30, 2021 and for the year ended December 31, 2020.

Intangible assets consisted of the following (in thousands):

			As of June 30, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$42,581	3.40	$(9,754)	$32,827
Tradenames	25,722	4.04	(9,404)	16,318
Customer relationships	198,999	8.20	(31,421)	167,578
Total intangible assets	$267,302		$(50,579)	$216,723

			As of December 31, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$31,851	3.54	$(5,322)	$26,529
Tradenames	15,360	3.52	(6,638)	8,722
Customer relationships	100,590	7.41	(22,079)	78,511
Total intangible assets	$147,801		$(34,039)	$113,762

Amortization expense for intangible assets was $10.0 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $17.9 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $5.6 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company retired $1.1 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of June 30, 2021, for each of the next five years and thereafter is as follows (in thousands):

2021 (for the remaining six months)	$22,166
2022	41,275
2023	36,270
2024	31,509
2025	23,664
Thereafter	61,839
$216,723

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

2021 Acquisitions

During the six months ended June 30, 2021, the Company acquired Red Sky Technologies Inc and xMatters Holdings, Inc. These acquisitions were not material and neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

xMatters Holdings, Inc.

On April 6, 2021, the Company and xMatters Holdings, Inc. (“xMatters”) signed a definitive agreement pursuant to which the Company agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. The Company purchased all of the issued and outstanding shares of stock of xMatters for a base consideration of $242.3 million. The Company paid $177.8 million in cash and issued 555,332 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $116.12 per share. The Company acquired xMatters for its service reliability platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of xMatters made by the Company (in thousands):

xMatters
Assets acquired
Accounts receivable	$6,716
Property and equipment	1,458
Trade names	8,200
Acquired technology	8,390
Customer relationships	79,090
Goodwill	170,037
Other assets	5,433
Total assets acquired	279,324
Liabilities assumed
Accounts payable	1,164
Accrued expenses	5,501
Deferred revenue	34,421
Deferred tax liabilities	3,436
Other liabilities	5,055
Net assets acquired	$229,747
Consideration paid
Cash paid, net of cash acquired	$165,265
Fair value of common stock issued	64,482
Total	$229,747

The weighted average useful life of all identified acquired intangible assets is 8.13 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 5.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of xMatters’ products with the Company's other solutions. The Company believes that the factors listed above in relation to the purchase of xMatters support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the xMatters acquisition is not deductible for income tax purposes.

For the six months ended June 30, 2021, the Company incurred transaction costs of $1.5 million in connection with the xMatters acquisition, of which $0.6 million was expensed during the six months ended June 30, 2021 and included in general and administrative expenses.

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

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue, contingent consideration and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

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

For the six months ended June 30, 2021, the Company incurred transaction costs of less than $0.1 million in connection with the RedSky acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Connexient, Inc.

On February 7, 2020, the Company entered into a Stock Purchase Agreement with Connexient, Inc. (“Connexient”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Connexient for a base consideration of $20.2 million. The Company paid $11.5 million in cash at closing and paid the remaining purchase price with 96,611 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $93.32 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $6.0 million that was eligible to be earned by the sellers based on fiscal year 2020 revenue metrics. At December 31, 2020, it was determined that Connexient would not meet the fiscal year 2020 revenue metric threshold. The Company acquired Connexient for its strategic technology assets to enhance the Company’s CEM suite of solutions to broaden support for Internet of Things (“IoT”) applications as well as market penetration and customer reach.

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

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $15.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment included an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million initial fair value of contingent consideration as part of the purchase price allocation. During the three and six months ended June 30, 2021, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of less than $0.1 million and a decrease of $0.7 million, respectively, in general and administrative expenses in the condensed consolidated statement of operations. Subsequent to June 30, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability. The Company acquired one2many for its cell broadcast technology to enhance the Company’s public warning applications as well as market penetration and customer reach.

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $7.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the three months ended March 31, 2021, the Company determined that Techwan did not meet the revenue metrics during the period of April 1, 2020 through March 31, 2021. The Company acquired Techwan for its strategic technology assets to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. The Company paid $13.6 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. In August 2021, the Company paid deferred consideration of approximately New Zealand $2.5 million in cash and issued 12,390 shares of the Company’s common stock. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $5.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the three and six months ended June 30, 2021, the Company recognized a decrease in the fair value of SnapComms’ contingent consideration obligation in the amount of less than $0.1 million and an increase of $0.7 million, respectively, recognized in general and administrative expenses in the consolidated statements of operations. During the three months ended June 30, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability. The Company acquired SnapComms for its internal communications software to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

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

As of June 30, 2021, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheet as of June 30, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2026 Notes consist of the following (in thousands):

As of
June 30, 2021
Liability component:
Principal	$375,000
Less: debt discount, net of amortization	(107,122)
Net carrying amount	$267,878
Equity component (1)	99,000

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Amortization of debt discount and transaction costs	$4,798	$5,854

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

	As of June 30, 2021
	Fair Value	Carrying Value
2026 Notes	$383,400	$267,878

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

Based on the closing price of the Company’s common stock of $136.08 on June 30, 2021, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of June 30, 2021, the 2024 Notes are not yet convertible. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(71,627)	(80,968)
Net carrying amount	$378,373	$369,032
Equity component (1)	86,133	86,133

(1)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
0.125% coupon	$140	$140	$281	$281
Amortization of debt discount and transaction costs	4,702	4,466	9,341	8,872
	$4,842	$4,606	$9,622	$9,153

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

	As of June 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$616,500	$378,373	$663,615	$369,032

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

Based on the closing price of the Company’s common stock of $136.08 on June 30, 2021, the if-converted value of the 2024 Notes was more than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of June 30, 2021.

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

During the six months ended June 30, 2021, the Company issued 618,462 shares upon the conversion of approximately $20.9 million in aggregate principal amount of the 2022 Notes and recognized $19.5 million in additional paid-in capital on the condensed consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes ranged from approximately 4.87% to 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $0.1 million and $0.5 million, respectively, in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations during the three and six months ended June 30, 2021.

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

The 2022 Notes are classified as long-term on the consolidated balance sheet as of June 30, 2021 and December 31, 2020. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

The 2022 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Liability component:
Principal	$303	$79,795
Less: debt discount, net of amortization	(21)	(7,313)
Net carrying amount	$282	$72,482
Equity component (1)	(39,301)	(21,318)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
1.50% coupon	$2	$345	$108	$690
Amortization of debt discount and transaction costs	8	1,047	626	2,077
	$10	$1,392	$734	$2,767

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

	As of June 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$1,224	$282	$265,488	$72,482

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

Based on the closing price of the Company’s common stock of $136.08 on June 30, 2021, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations at June 30, 2021 (in thousands):

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
Debt obligations	$—	$303	$450,000	$375,000	$825,303

Debt obligations include the principal amount of the 2026 Notes, 2024 Notes and 2022 Notes but exclude interest payments to be made under the 2026 Notes, 2024 Notes and 2022 Notes. Although the 2026 Notes, 2024 Notes and 2022 Notes mature in 2026, 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes, 2024 Notes and 2022 Notes balance excludes debt discount capitalized on the balance sheet.

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2021, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2021, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At June 30, 2021 and December 31, 2020, there were 38,288,685 and 35,449,447 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2021 and 2020, 23,499 and 30,943 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded stock-based compensation expense of $0.9 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, unrecognized compensation cost related to the 2016 ESPP was $0.3 million which will be amortized over a weighted-average period of 0.21 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50
Expected volatility (2)	60%	55%
Risk-free interest rate (3)	0.06%	0.29%
Dividend rate (4)	0%	0%

(1)	The expected term represents the contractual term of the 2016 ESPP;
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

There were no stock options granted during the six months ended June 30, 2021 and 2020. The Company recorded stock-based compensation expense of $0.4 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, attributed to stock options. The Company recorded stock-based compensation expense of $0.8 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively, attributed to stock options.

The total intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $8.6 million and $15.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2021 and 2020, the total intrinsic value of all outstanding options was $22.2 million and $59.4 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was approximately $0.5 million as of June 30, 2021 and is expected to be recognized over a weighted average period of 0.6 years. The amount of cash received from the exercise of stock options during the six months ended June 30, 2021 and 2020 was $2.2 million and $4.6 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2020	279,021	$25.55
Exercised	(75,853)	28.55
Forfeited	(4,369)	33.32
Outstanding at June 30, 2021	198,799	24.23

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of June 30, 2021
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	198,799	5.66	$24.23
Vested and expected to vest	198,391	5.66	24.20
Exercisable	153,906	5.39	20.98

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2021	153,906	$20.98	44,893	$35.38

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 284,849 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 81,625 RSUs that vested during the six months ended June 30, 2021. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the six months ended June 30, 2021 and 2020 were $121.67 and $109.31, respectively. The fair values of RSUs that vested during the six months ended June 30, 2021 and 2020, were $6.8 million and $4.0 million, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded $7.4 million and $4.8 million, respectively, of stock-based compensation related to the RSUs. During the six months ended June 30, 2021 and 2020, the Company recorded $13.3 million and $9.3 million, respectively, of stock-based compensation related to the RSUs.

As of June 30, 2021, there was $65.2 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.46 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 288,292 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. There were 48,043 PSUs that vested during the six months ended June 30, 2021. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the six months ended June 30,

2021, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $118.04 to $146.69 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the six months ended June 30, 2021 and 2020 were $121.80 and $108.57, respectively. During the three months ended June 30, 2021 and 2020, the Company recognized $7.3 million and $5.2 million, respectively, of stock compensation expense in connection with the PSU awards. During the six months ended June 30, 2021 and 2020, the Company recognized $13.2 million and $9.8 million, respectively, of stock compensation expense in connection with the PSU awards.

As of June 30, 2021, there was $50.6 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.95 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2020	1,420,541
Granted	573,141
Vested	(129,668)
Forfeited	(73,644)
Outstanding at June 30, 2021	1,790,370

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$819	$703	$1,818	$1,311
Sales and marketing	5,579	3,917	9,321	7,525
Research and development	2,562	2,298	4,590	4,172
General and administrative	6,545	4,360	12,461	8,580
Total	$15,505	$11,278	$28,190	$21,588

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2021	2020
Convertible senior notes	6,089,230	6,733,914
Stock-based compensation grants	1,989,169	2,018,888
Total	8,078,399	8,752,802

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2021 was 5.9 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended June 30, 2021 and 2020, the Company recorded a benefit from income taxes of $3.8 million and $1.5 million, respectively, resulting in an effective benefit tax rate of 10.07% and 7.26%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a benefit from income taxes of $9.6 million and $2.2 million, respectively, resulting in an effective benefit tax rate of 14.72% and 4.71%, respectively. During six months ended June 30, 2021, there were deferred tax liabilities recognized in connection with the preliminary purchase price accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $7.6 million related to U.S. acquired entities being recognized during the six months ended June 30, 2021.

As of June 30, 2021, the Company had gross tax-effected unrecognized tax provision of $1.6 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2021 and 2020, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Primary Geographic Markets	2021	2020	2021	2020
United States	$62,290	$51,017	$119,755	$97,966
International	24,359	14,360	49,104	26,311
Total	$86,649	$65,377	$168,859	$124,277

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription services	$79,652	$59,506	$150,084	$113,317
Professional services	6,459	4,653	12,399	9,134
Software licenses and other	538	1,218	6,376	1,826
Total	$86,649	$65,377	$168,859	$124,277

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $13.7 million and $14.5 million as of June 30, 2021 and December 31, 2020, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $17.6 million and $15.9 million as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, amortization expense for the deferred costs was $3.5 million and $2.8 million, respectively. During the six months ended June 30, 2021 and 2020, amortization expense for the deferred costs was $7.2 million and $5.7 million, respectively. There was no impairment loss in relation to the costs capitalized for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

Deferred Revenue

During the three months ended June 30, 2021 and 2020, $67.0 million and $51.2 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2021 and 2020, $106.1 million and $83.0 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended June 30, 2021 and 2020, $3.6 million and $3.9 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2021 and 2020, $7.5 million and $5.4 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of June 30, 2021, approximately $412.3 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $250.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of June 30, 2021, approximately $11.6 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $10.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	June 30, 2021	December 31, 2020
Balance sheet information
ROU assets	$18,700	$15,045
Lease liabilities, current	$5,715	$4,259
Lease liabilities, non-current	16,363	14,403
Total lease liabilities	$22,078	$18,662
Supplemental data
Weighted average remaining lease term	4.49 years	4.57 years
Weighted average discount rate	6.23%	7.00%

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in lease liabilities	$3,017	$2,330
ROU assets obtained in exchange for new lease obligations	5,729	4,853

Maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

Year ending December 31,
2021 (for the remaining six months)	$3,494
2022	6,715
2023	6,029
2024	3,341
2025	1,647
Thereafter	4,220
Total undiscounted lease payments	25,446
Less: imputed interest	(3,368)
Total lease liabilities	$22,078

The following table presents components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,466	$1,276	$2,769	$2,425
Short-term lease expense(1)	225	337	391	552
	1,691	1,613	3,160	2,977
Less: Sublease income	(15)	(92)	(15)	(138)
Total lease expense	$1,676	$1,521	$3,145	$2,839

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of June 30, 2021, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 pandemic and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 5,800 customers as of June 30, 2021. Our customers are based in 70 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of June 30, 2021, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 91% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 50% of our revenue in 2020 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $86.6 million and $65.4 million for the three months ended June 30, 2021 and 2020, respectively, representing a period-over-period increase of 33%. We generated revenue of $168.9 million and $124.3 million for the six months ended June 30, 2021 and 2020, respectively, representing a period-over-period increase of 36%. We had net losses of $33.8 million and $19.2 million for the three months ended June 30, 2021 and 2020, respectively. We had net losses of $55.6 million and $44.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, 25% and 26% of our customers, respectively, were located outside of the United States. These customers generated 28% and 22% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and 29% and 21% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Recent Developments

On April 6, 2021, we signed a definitive agreement with xMatters Holdings, Inc. (“xMatters”) pursuant to which we agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. We purchased all of the issued and outstanding shares of stock of xMatters for a base consideration of $242.3 million. We paid $177.8 million in cash and issued 555,332 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $116.12 per share. We acquired xMatters for its service reliability platforms to enhance our CEM suite of solutions as well as market penetration and customer reach.

Impacts of COVID-19 to Our Business

During the six months ended June 30, 2021, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the speed with which the situation is developing, we are not able at this time to estimate the future impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2021 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

Loss on Extinguishment of Convertible Notes and Capped Call Modification

Loss on extinguishment of convertible notes and capped call modification relates to the partial extinguishment of our 1.50% convertible senior notes due 2022 (the “2022 Notes”) and modification of a 2022 Notes capped call agreement.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$86,649	$65,377	$168,859	$124,277
Cost of revenue(1)	27,665	19,423	52,945	40,312
Gross profit	58,984	45,954	115,914	83,965
Operating expenses:
Sales and marketing(1)	41,483	28,741	76,010	58,329
Research and development(1)	20,251	14,937	38,330	29,109
General and administrative(1)	24,664	16,799	47,226	32,710
Total operating expenses	86,398	60,477	161,566	120,148
Operating loss	(27,414)	(14,523)	(45,652)	(36,183)
Other expense, net	(10,194)	(6,201)	(19,558)	(10,627)
Loss before income taxes	(37,608)	(20,724)	(65,210)	(46,810)
Benefit from income taxes	3,787	1,504	9,600	2,205
Net loss	$(33,821)	$(19,220)	$(55,610)	$(44,605)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense
Cost of revenue	$819	$703	$1,818	$1,311
Sales and marketing	5,579	3,917	9,321	7,525
Research and development	2,562	2,298	4,590	4,172
General and administrative	6,545	4,360	12,461	8,580
Total	$15,505	$11,278	$28,190	$21,588

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense
Cost of revenue	$5,242	$2,866	$10,094	$5,531
Sales and marketing	243	234	474	467
Research and development	180	149	356	280
General and administrative	7,346	4,071	12,930	7,698
Total	$13,011	$7,320	$23,854	$13,976

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	32%	30%	31%	32%
Gross profit	68%	70%	69%	68%
Operating expenses:
Sales and marketing	48%	44%	45%	47%
Research and development	23%	23%	23%	23%
General and administrative	28%	26%	28%	26%
Total operating expenses	100%	93%	96%	97%
Operating loss	(32)%	(22)%	(27)%	(29)%
Other expense, net	(12)%	(9)%	(12)%	(9)%
Loss before income taxes	(43)%	(32)%	(39)%	(38)%
Benefit from income taxes	4%	2%	6%	2%
Net loss	(39)%	(29)%	(33)%	(36)%

(1)	Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$86,649	$65,377	$21,272	32.5%

Revenue increased by $21.3 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $21.3 million increase in sales of our products driven by expansion of our customer base from 5,340 customers as of June 30, 2020 to 5,890 customers as of June 30, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$27,665	$19,423	$8,242	42.4%
Gross margin %	68%	70%

Cost of revenue increased by $8.2 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $4.1 million increase in employee-related costs associated with our increased headcount from 270 employees as of June 30, 2020 to 410 employees as of June 30, 2021, a $2.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $1.7 million increase in hosting, software and messaging costs.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$41,483	$28,741	$12,742	44.3%
% of revenue	48%	44%

Sales and marketing expense increased by $12.7 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $10.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 422 employees as of June 30, 2020 to 599 employees as of June 30, 2021. The remaining increase was principally the result of a $1.9 million increase in advertising-related costs and trade show expenses, as well as a $0.4 million increase in software expenses and a $0.3 million increase in office related expenses to support the sales team.

Research and Development Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$20,251	$14,937	$5,314	35.6%
% of revenue	23%	23%

Research and development expense increased by $5.3 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $5.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 277 employees as of June 30, 2020 to 472 employees as of June 30, 2021, a $0.4 million increase in professional services, as well as a $0.3 million increase in office related expenses and a $0.3 million increase in hosting and software related costs to support research and development activities. A total of $2.4 million of internally developed software costs during the three months ended June 30, 2020 and $3.3 million of internally developed software costs during the three months ended June 30, 2021 were capitalized, resulting in a $0.9 million offset to the increase in the second quarter of 2021.

General and Administrative Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$24,664	$16,799	$7,865	46.8%
% of revenue	28%	26%

General and administrative expense increased by $7.9 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $3.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 137 employees as of June 30, 2020 to 194 employees as of June 30, 2021, a $3.3 million increase in depreciation and amortization, a $1.1 million increase in professional services and office related expenses to support the administrative team, partially offset by a $0.3 million decrease in credit loss expense.

Other Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$(10,194)	$(6,201)	$(3,993)	(64.4)%
% of revenue	(12)%	(9)%

Other expense, net increased by $4.0 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $3.6 million increase in interest expense related to our convertible senior notes, a decrease of $0.1 million of interest income due to lower interest rates on our investment balances and a $0.3 million increase in other expenses.

Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from income taxes	$3,787	$1,504	$2,283	151.8%
% of revenue	4%	2%

A portion of the losses incurred during the three months ended June 30, 2021 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2021. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $3.8 million was recorded during the three months ended June 30, 2021 attributed to a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a portion of our U.S. valuation allowance during the three months ended June 30, 2021. The change in income tax benefit of $2.3 million for the three months ended June 30, 2021 as compared to the same period in 2020 was related to the change in valuation allowance for the current quarter acquired deferred tax liabilities and the realization of non-U.S. losses against deferred tax liabilities established for prior acquisitions.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$168,859	$124,277	$44,582	35.9%

Revenue increased by $44.6 million for six months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $44.6 million increase in sales of our products driven by expansion of our customer base from 5,340 customers as of June 30, 2020 to 5,890 customers as of June 30, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$52,945	$40,312	$12,633	31.3%
Gross margin %	69%	68%

Cost of revenue increased by $12.6 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $7.2 million increase in employee-related costs associated with our increased headcount from 270 employees as of June 30, 2020 to 410 employees as of June 30, 2021, a $4.6 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.8 million increase in hosting, software and messaging costs.

Gross margin percentage increased due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$76,010	$58,329	$17,681	30.3%
% of revenue	45%	47%

Sales and marketing expense increased by $17.7 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $13.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 422 employees as of June 30, 2020 to 599 employees as of June 30, 2021. The remaining increase was principally the result of a $2.6 million increase in advertising-related costs and trade show expenses, as well as a $0.8 million increase in software expenses and a $0.5 million increase in office related expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$38,330	$29,109	$9,221	31.7%
% of revenue	23%	23%

Research and development expense increased by $9.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an $8.3 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 277 employees as of June 30, 2020 to 472 employees as of June 30, 2021, a $1.1 million increase in professional services, as well as a $0.5 million increase in office related expenses and a $0.5 million increase in hosting and software related costs to support research and development activities. A total of $4.2 million of internally developed software costs during the six months ended June 30, 2020 and $5.4 million of internally developed software costs during the six months ended June 30, 2021 were capitalized, resulting in a $1.2 million offset to the increase in the first half of 2021.

General and Administrative Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$47,226	$32,710	$14,516	44.4%
% of revenue	28%	26%

General and administrative expense increased by $14.5 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $6.3 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 137 employees as of June 30, 2020 to 194 employees as of June 30, 2021, a $5.2 million increase in depreciation and amortization, a $2.5 million increase in professional services and office related expenses to support the administrative team, a $0.4 million increase in credit loss expense and a $0.1 million increase in our contingent consideration obligation.

Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$(19,558)	$(10,627)	$(8,931)	(84.0)%
% of revenue	(12)%	(9)%

Other expense, net increased by $8.9 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $4.3 million increase in interest expense related to our convertible senior notes, a $2.9 million loss on extinguishment of convertible notes and capped call modification, a decrease of $1.6 million of interest income due to lower interest rates on our investment balances and a $0.1 million increase in other expenses.

Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from income taxes	$9,600	$2,205	$7,395	335.4%
% of revenue	6%	2%

A portion of the losses incurred during the six months ended June 30, 2021 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2021. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $9.6 million was recorded during the six months ended June 30, 2021 attributed to a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a portion of our U.S. valuation allowance during the six months ended June 30, 2021. The change in income tax benefit of $7.4 million for the six months ended June 30, 2021 as compared to the same period in 2020 was related to the change in valuation allowance for the current quarter acquired deferred tax liabilities and the realization of non-U.S. losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$515	$3,637	$5,798	$(1,134)
Adjusted gross profit	62,781	47,586	123,314	86,944
Free cash flow	(9,040)	(7,190)	6,461	(8,917)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(33,821)	$(19,220)	$(55,610)	$(44,605)
Interest and investment expense, net	9,555	5,763	15,982	10,112
Benefit from income taxes	(3,787)	(1,504)	(9,600)	(2,205)
Depreciation and amortization	13,011	7,320	23,854	13,976
Loss on extinguishment of convertible notes and capped call modification	37	—	2,925	—
Change in fair value of contingent consideration	15	—	57	—
Stock-based compensation	15,505	11,278	28,190	21,588
Adjusted EBITDA	$515	$3,637	$5,798	$(1,134)

•

Adjusted Gross Profit. Adjusted gross profit represents gross profit plus amortization of acquired intangibles and stock-based compensation. Adjusted gross profit is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of stock-based compensation expense and amortization of acquired intangibles facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross profit is not a measure calculated in accordance with GAAP. We believe that adjusted gross profit provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross profit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross profit alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross profit to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit	$58,984	$45,954	$115,914	$83,965
Amortization of acquired intangibles	2,978	929	5,582	1,668
Stock-based compensation	819	703	1,818	1,311
Adjusted gross profit	$62,781	$47,586	$123,314	$86,944

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$(5,137)	$(3,870)	$14,671	$(3,069)
Capital expenditures	(316)	(651)	(2,128)	(1,175)
Capitalized software development costs	(3,587)	(2,669)	(6,082)	(4,673)
Free cash flow	$(9,040)	$(7,190)	$6,461	$(8,917)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes and capped call modification and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP income. The tax impact was considered immaterial for fiscal year 2020 and quarters within fiscal year 2020; however, the prior period tax impact presentation has been recast to align with our 2021 reporting presentation. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$27,665	$19,423	$52,945	$40,312
Amortization of acquired intangibles	(2,978)	(929)	(5,582)	(1,668)
Stock-based compensation	(819)	(703)	(1,818)	(1,311)
Non-GAAP cost of revenue	$23,868	$17,791	$45,545	$37,333

Gross profit	$58,984	$45,954	$115,914	$83,965
Amortization of acquired intangibles	2,978	929	5,582	1,668
Stock-based compensation	819	703	1,818	1,311
Non-GAAP gross profit	$62,781	$47,586	$123,314	$86,944
Non-GAAP gross margin	72.5%	72.8%	73.0%	70.0%

Sales and marketing	$41,483	$28,741	$76,010	$58,329
Stock-based compensation	(5,579)	(3,917)	(9,321)	(7,525)
Non-GAAP sales and marketing	$35,904	$24,824	$66,689	$50,804

Research and development	$20,251	$14,937	$38,330	$29,109
Stock-based compensation	(2,562)	(2,298)	(4,590)	(4,172)
Non-GAAP research and development	$17,689	$12,639	$33,740	$24,937

General and administrative	$24,664	$16,799	$47,226	$32,710
Amortization of acquired intangibles	(6,998)	(3,798)	(12,253)	(7,205)
Change in fair value of contingent consideration	(15)	—	(57)	—
Stock-based compensation	(6,545)	(4,360)	(12,461)	(8,580)
Non-GAAP general and administrative	$11,106	$8,641	$22,455	$16,925

Total operating expenses	$86,398	$60,477	$161,566	$120,148
Amortization of acquired intangibles	(6,998)	(3,798)	(12,253)	(7,205)
Change in fair value of contingent consideration	(15)	—	(57)	—
Stock-based compensation	(14,686)	(10,575)	(26,372)	(20,277)
Non-GAAP operating expenses	$64,699	$46,104	$122,884	$92,666

Operating loss	$(27,414)	$(14,523)	$(45,652)	$(36,183)
Amortization of acquired intangibles	9,976	4,727	17,835	8,873
Change in fair value of contingent consideration	15	—	57	—
Stock-based compensation	15,505	11,278	28,190	21,588
Non-GAAP operating income (loss)	$(1,918)	$1,482	$430	$(5,722)

Net loss	$(33,821)	$(19,220)	$(55,610)	$(44,605)
Amortization of acquired intangibles	9,976	4,727	17,835	8,873
Change in fair value of contingent consideration	15	—	57	—
Stock-based compensation	15,505	11,278	28,190	21,588
Accretion of interest on convertible senior notes	9,508	5,513	15,821	10,949
Loss on extinguishment of convertible notes and capped call modification	37	—	2,925	—
Income tax adjustments	291	(1,130)	255	(1,105)
Non-GAAP net income (loss)	$1,511	$1,168	$9,473	$(4,300)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $559.9 million as of June 30, 2021. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$743,207	$506,496	$475,630	$539,662
Cash provided by (used in) operating activities	(5,137)	(3,870)	14,671	(3,069)
Cash used in investing activities	(169,168)	(12,644)	(205,876)	(50,113)
Cash provided by (used in) financing activities	(1,503)	1,069	283,289	5,237
Effects of exchange rates on cash	903	247	588	(419)
Cash, cash equivalents and restricted cash at end of period	$568,302	$491,298	$568,302	$491,298

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

Operating activities generated $14.7 million in cash in the six months ended June 30, 2021, primarily as a result of an increase in non-cash operating expenses of $70.1 million and increase of $0.2 million in cash provided by operating assets and liabilities which was offset by our net loss of $55.6 million. Specifically, we recognized non-cash charges aggregating to $28.2 million for stock-based compensation, $23.9 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $15.8 million related to the accretion of interest on our convertible senior notes, $7.2 million for amortization of deferred commissions, $2.9 million loss on extinguishment of convertible notes and capped call modification, $1.9 million for provision for credit losses, offset by $9.8 million for deferred income taxes. The net change in operating assets and liabilities of $0.2 million reflected a $19.3 million decrease in accounts receivable and a $1.0 million increase in accrued expenses. These amounts were offset by an $8.1 million increase in deferred cost, a $5.3 million decrease in accrued payroll and employee related liabilities, a $4.6 million decrease in other liabilities, a $0.9 million increase in prepaid expenses, a $0.9 million increase in other assets, a $0.2 million decrease in deferred revenue and a $0.1 million decrease in accounts payable.

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

Investing activities used $205.9 million in cash in the six months ended June 30, 2021, which consists of $197.7 million of cash paid for the acquisitions of xMatters and Red Sky Technologies Inc. (“RedSky”), a $6.1 million investment in software development, and $2.1 million in purchases of property and equipment.

Investing activities used $50.1 million in cash in the six months ended June 30, 2020, which consists of $44.3 million of cash paid for the acquisitions of Connexient, Inc. (“Connexient”), CNL Software Limited (“CNL Software”), One2Many Group B.V. (“one2many”) and Techwan SA (“Techwan”), a $4.7 million investment in software development, and $1.2 million in purchases of property and equipment.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), proceeds from the partial termination of the 2022 Notes capped call hedge, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, repurchases of 2022 Notes and employee withholding liabilities from restricted stock units.

Financing activities provided $283.3 million of cash in the six months ended June 30, 2021, which reflects proceeds of $329.5 million from our 2026 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the 2026 Note offering, $2.5 million from the issuance of stock under our employee stock purchase plan and $2.2 million from the exercise of stock options. These amounts were offset by a $48.0 million payment for the repurchase of 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options and a $2.8 million payment for employee withholding taxes related to the issuance of restricted stock units.

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

Contractual Obligations and Commitments

As of June 30, 2021, other than our contractual debt and operating lease obligations there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following table summarizes our commitments to settle contractual obligations as of June 30, 2021 (in thousands):

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
Debt obligations(1)	$—	$303	$450,000	$375,000	$825,303
Operating leases(2)	3,494	12,744	4,988	4,220	25,446
	$3,494	$13,047	$454,988	$379,220	$850,749

(1)

Debt obligations include the principal amount of the 2026 Notes, 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and 2022 Notes but exclude interest payments to be made under the 2026 Notes, 2024 Notes and 2022 Notes. Although the 2026 Notes, 2024 Notes and 2022 Notes mature in 2026, 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes, 2024 Notes and 2022 Notes balance excludes debt discount capitalized on our balance sheet. Please see Note 9 of the notes to our consolidated financial statements for more information on the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

(2)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements as described in Note 16 of our consolidated financial statements.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2021, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2021.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $303 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at June 30, 2021. During the six months ended June 30, 2021, we issued 1,907,456 shares upon the extinguishment of approximately $79.5 million in aggregate principal amount of the 2022 Notes. The 2026 Notes and 2024 Notes were not convertible at June 30, 2021. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2026 Notes, 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2026 Notes, 2024 Notes and 2022 Notes are extinguished. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2026 Notes, 2024 Notes and 2022 Notes would result in a loss of approximately $8.3 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $559.9 million as of June 30, 2021, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. Except as set forth below, during the six months ended June 30, 2021, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of xMatters, RedSky, Connexient, CNL Software, one2many, Techwan, and SnapComms Limited (“SnapComms”), and the associated economic uncertainty on our business and the timing and scope of economic activity globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as provided, and the other information contained in or referred to in the factors described in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. If we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Conversion of the 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. The conversion of some or all of the convertible 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes, 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of June 30, 2021. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the six months ended June 30, 2021, we issued cash and 1,907,456 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $79.5 million of such notes. The 2026 Notes and 2024 Notes were not convertible during the six months ended June 30, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes, 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2026 Notes, 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes, 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

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

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the six months ended June 30, 2021, we issued cash and 1,907,456 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $79.5 million of such notes.

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

As of June 30, 2021, we had $825 million (undiscounted) principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes. Our indebtedness may:

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2026 Notes, 2024 Notes and 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes, 2024 Notes and 2022 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes, 2024 Notes and 2022 Notes. As a result, we recorded a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2026 Notes, 2024 Notes and 2022 Notes to their face amount over the term of the 2026 Notes, 2024 Notes and 2022 Notes. We reported lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Notes, 2024 Notes and 2022 Notes. In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 2 of the notes to condensed consolidated financial statements for more information.

The conditional conversion feature of the 2026 Notes, 2024 Notes and 2022 Notes, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes, 2024 Notes or the 2022 Notes is triggered, holders of the 2026 Notes, 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2026 Notes, 2024 Notes or the 2022 Notes at any time during specified periods at their option. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of June 30, 2021. The 2026 Notes and 2024 Notes were not convertible during the six months ended June 30, 2021, but will be convertible under certain circumstances. If one or more holders elect to convert their 2022 Notes, 2024 Notes or 2026 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, 2024 Notes or 2022 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, 2024 Notes or 2022 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

On May 25, 2021, we issued 6,188 shares of our common stock to various persons as consideration for SnapComms Limited’s contingent consideration liability. In addition, on August 4, 2021, we issued 12,390 shares of our common stock to various persons for SnapComms Limited’s deferred purchase price consideration. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

During the three months ended June 30, 2021, we issued 36,633 shares of our common stock to holders of our 1.50% convertible senior notes due 2022 upon settlement of conversion and repurchase of an aggregate principal amount of approximately $1.2 million of such notes. For further information, see Note 9, Convertible Senior Notes, of the notes to condensed consolidated financial statements. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On July 9, 2021, we issued 41,668 shares of our common stock to various persons and entities as consideration for One2Many Group B.V.’s contingent consideration liability. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.	X

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: August 9, 2021	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Patrick Brickley
Patrick Brickley
Senior Vice President and Chief Financial Officer