Form 10-Q
period 2021-09-30
EVERBRIDGE, INC.
filed 2021-11-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 38,562,142 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$546,522	$467,171
Restricted cash	4,666	4,667
Accounts receivable, net	86,211	94,376
Prepaid expenses	12,520	11,774
Deferred costs and other current assets	27,448	20,464
Total current assets	677,367	598,452
Property and equipment, net	10,772	7,774
Capitalized software development costs, net	19,144	16,329
Goodwill	403,626	187,411
Intangible assets, net	204,612	113,762
Restricted cash	3,778	3,792
Prepaid expenses	1,561	1,943
Deferred costs and other assets	36,621	31,481
Total assets	$1,357,481	$960,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,634	$9,698
Accrued payroll and employee related liabilities	28,368	27,674
Accrued expenses	11,866	7,246
Deferred revenue	202,800	165,389
Contingent consideration liabilities	—	10,619
Other current liabilities	11,120	15,602
Total current liabilities	261,788	236,228
Long-term liabilities:
Deferred revenue, noncurrent	11,271	4,738
Convertible senior notes	656,183	441,514
Deferred tax liabilities	12,531	10,065
Other long-term liabilities	16,926	16,094
Total liabilities	958,699	708,639
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,549,185 and 35,449,447 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	39	35
Additional paid-in capital	777,998	542,776
Accumulated deficit	(377,604)	(293,316)
Accumulated other comprehensive income (loss)	(1,651)	2,810
Total stockholders’ equity	398,782	252,305
Total liabilities and stockholders’ equity	$1,357,481	$960,944

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$96,746	$71,256	$265,605	$195,533
Cost of revenue	30,310	20,885	83,255	61,197
Gross profit	66,436	50,371	182,350	134,336
Operating expenses:
Sales and marketing	42,426	31,395	118,436	89,724
Research and development	23,197	16,948	61,527	46,057
General and administrative	19,904	19,766	67,130	52,476
Total operating expenses	85,527	68,109	247,093	188,257
Operating loss	(19,091)	(17,738)	(64,743)	(53,921)
Other expense, net:
Interest and investment income	83	107	316	1,915
Interest expense	(9,792)	(6,062)	(26,007)	(17,982)
Loss on extinguishment of convertible notes and capped call modification	—	(44)	(2,925)	(44)
Other expense, net	(623)	(195)	(1,274)	(710)
Total other expense, net	(10,332)	(6,194)	(29,890)	(16,821)
Loss before income taxes	(29,423)	(23,932)	(94,633)	(70,742)
Benefit from (provision for) income taxes	745	(273)	10,345	1,932
Net loss	$(28,678)	$(24,205)	$(84,288)	$(68,810)
Net loss per share attributable to common stockholders:
Basic	$(0.75)	$(0.70)	$(2.24)	$(2.00)
Diluted	$(0.75)	$(0.70)	$(2.24)	$(2.00)
Weighted-average common shares outstanding:
Basic	38,407,313	34,738,572	37,610,147	34,406,665
Diluted	38,407,313	34,738,572	37,610,147	34,406,665

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(28,678)	$(24,205)	$(84,288)	$(68,810)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(3,095)	3,455	(4,461)	(722)
Total comprehensive loss	$(31,773)	$(20,750)	$(88,749)	$(69,532)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	38	671,434	(315,105)	213	356,580
Issuance of common stock in connection with acquisition	555,332	—	64,482	—	—	64,482
Issuance of common stock for contingent consideration	6,188	—	720	—	—	720
Stock-based compensation	—	—	15,635	—	—	15,635
Vesting of restricted stock units and performance-based restricted stock units	65,364	—	—	—	—	—
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(9,929)	—	(1,233)	—	—	(1,233)
Exercise of stock options	22,898	—	559	—	—	559
Settlement of convertible notes due 2022	36,633	—	1,176	—	—	1,176
Other comprehensive income	—	—	—	—	1,231	1,231
Net loss	—	—	—	(33,821)	—	(33,821)
Balance at June 30, 2021	38,288,685	38	752,773	(348,926)	1,444	405,329
Issuance of common stock for acquisition-related deferred consideration	12,390	—	1,773	—	—	1,773
Issuance of common stock for contingent consideration	45,726	—	6,457	—	—	6,457
Stock-based compensation	—	—	17,632	—	—	17,632
Vesting of restricted stock units and performance-based restricted stock units	178,221	1	—	—	—	1
Restricted stock units and performance-based restricted stock units withheld to settle employee tax withholding liability	(23,538)	—	(3,557)	—	—	(3,557)
Exercise of stock options	30,036	—	784	—	—	784
Issuance of shares under employee stock purchase plan	17,665	—	2,136	—	—	2,136
Other comprehensive loss	—	—	—	—	(3,095)	(3,095)
Net loss	—	—	—	(28,678)	—	(28,678)
Balance at September 30, 2021	38,549,185	$39	$777,998	$(377,604)	$(1,651)	$398,782

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2019	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	301,941		30,434	—	—	30,434
Stock-based compensation	—	—	10,368	—	—	10,368
Vesting of restricted stock units	44,606	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(4,483)	—	(400)	—	—	(400)
Exercise of stock options	126,374	—	2,989	—	—	2,989
Issuance of shares under employee stock purchase plan	30,943	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	(6,520)	(6,520)
Net loss	—	—	—	(25,385)	—	(25,385)
Balance at March 31, 2020	34,348,008	34	471,046	(225,305)	(12,267)	233,508
Issuance of common stock in connection with acquisition	38,425	—	5,074	—	—	5,074
Stock-based compensation	—	—	11,372	—	—	11,372
Vesting of restricted stock units	21,507	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(3,980)	—	(527)	—	—	(527)
Exercise of stock options	59,841	—	1,596	—	—	1,596
Other comprehensive income	—	—	—	—	2,343	2,343
Net loss	—	—	—	(19,220)	—	(19,220)
Balance at June 30, 2020	34,463,801	34	488,561	(244,525)	(9,924)	234,146
Issuance of common stock in connection with acquisition	121,858	—	17,685	—	—	17,685
Stock-based compensation	—	—	13,442	—	—	13,442
Vesting of restricted stock units	247,669	—	—	—	—	—
Restricted stock units withheld to settle employee tax withholding liability	(23,618)	—	(3,342)	—	—	(3,342)
Exercise of stock options	88,974	1	2,178	—	—	2,179
Issuance of shares under employee stock purchase plan	18,376	—	1,679	—	—	1,679
Settlement of convertible notes due 2022	29,898		938	—	—	938
Other comprehensive income	—	—	—	—	3,455	3,455
Net loss	—	—	—	(24,205)	—	(24,205)
Balance at September 30, 2020	34,946,958	$35	$521,141	$(268,730)	$(6,469)	$245,977

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,288)	$(68,810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,080	22,116
Amortization of deferred costs	10,398	9,152
Deferred income taxes	(11,232)	(2,310)
Accretion of interest on convertible senior notes	25,470	16,527
Loss on extinguishment of convertible notes and capped call modification	2,925	44
Provision for credit losses and sales reserve	2,679	1,442
Stock-based compensation	45,631	34,939
Change in fair value of contingent consideration obligation	(7,046)	1,500
Payment of contingent consideration in excess of acquisition date fair value	(2,653)	—
Other non-cash adjustments	13	(81)
Changes in operating assets and liabilities:
Accounts receivable	16,020	(7,929)
Prepaid expenses	93	(4,752)
Deferred costs	(11,387)	(12,000)
Other assets	(6,525)	(3,248)
Accounts payable	(3,535)	2,286
Accrued payroll and employee related liabilities	(3,812)	3,965
Accrued expenses	2,836	(1)
Deferred revenue	3,744	1,107
Other liabilities	(5,430)	2,457
Net cash provided by (used in) operating activities	11,981	(3,596)
Cash flows from investing activities:
Capital expenditures	(4,170)	(2,122)
Payments for acquisition of business, net of acquired cash	(199,679)	(54,757)
Additions to capitalized software development costs	(8,879)	(7,296)
Net cash used in investing activities	(212,728)	(64,175)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	375,000	—
Payments of debt issuance costs	(10,640)	(131)
Purchase of convertible notes capped call hedge	(35,100)	—
Repurchase of convertible notes	(58,641)	—
Proceeds from termination of convertible notes capped call hedge	10,650	—
Payment of contingent consideration	(2,540)	—
Restricted stock units withheld to settle employee tax withholding liability	(6,399)	(4,269)
Proceeds from employee stock purchase plan	4,587	3,389
Proceeds from stock option exercises	2,947	6,764
Net cash provided by financing activities	279,864	5,753
Effect of exchange rates on cash, cash equivalents and restricted cash	219	(411)
Net increase (decrease) in cash, cash equivalents and restricted cash	79,336	(62,429)
Cash, cash equivalents and restricted cash—beginning of period	475,630	539,662
Cash, cash equivalents and restricted cash—end of period	$554,966	$477,233
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$610	$974
Taxes, net of refunds received	1,564	577
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisitions	89,287	53,193
Deferred consideration in connection with acquisition	—	4,044
Contingent consideration in connection with acquisitions	9,135	6,267
Common stock issued in connection with contingent consideration payment	7,177	—
Common stock issued in connection with settlement of convertible notes	16,826	938
Stock-based compensation capitalized for software development costs	406	243
Other non-cash activities	365	71

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in our revenue transactions, allowances for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations, convertible senior notes, and certain market-based performance equity awards. There have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. There continue to be uncertainties with respect to macroeconomic conditions as a result of the pandemic and there may be future periods of global instability and volatility in markets where the Company conducts business which could cause changes to estimates as a result of the financial circumstances. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the timing of revenue recognition resulting from potential implementation delays, evaluating the recoverability of long-lived assets with finite useful lives for impairment and estimates of credit losses for accounts receivables and contract assets. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. As of the date of issuance of these financial statements, the Company’s results of operations have not been significantly impacted by the COVID-19 pandemic; however, the Company continues to monitor the situation.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2021 and 2020. No single customer comprised more than 10% of the Company’s total accounts receivable as of September 30, 2021 and December 31, 2020.

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

Recently Issued Accounting Guidance Not Yet Adopted

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

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

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models in ASC 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company beginning in the first quarter of 2022 and early adoption is permitted beginning in the first quarter of 2021. ASU 2020-06 may be applied using a modified or full retrospective transition method. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2020 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Accounts receivable amortized cost	$91,492	$98,164
Allowance for credit losses	(5,281)	(3,788)
Net accounts receivable	$86,211	$94,376

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$(5,243)	$(2,257)	$(3,788)	$(1,125)
Provision for expected credit losses	(321)	(372)	(1,738)	(1,700)
Write-offs, net	283	32	245	228
Balance, end of period	$(5,281)	$(2,597)	$(5,281)	$(2,597)

Contract assets, net is as follows (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Contract asset amortized cost	$8,220	$2,560
Allowance for credit losses	(1,150)	(398)
Net contract asset	$7,070	$2,162

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$(841)	$(28)	$(398)	$—
Provision for expected credit losses	(316)	8	(789)	(20)
Write-offs	7	—	37	—
Balance, end of period	$(1,150)	$(20)	$(1,150)	$(20)

Credit loss expense was $0.8 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Credit loss expense was $2.3 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$(400)	$(375)	$(175)	$(175)
Additions, net	20	225	(239)	25
Write-offs	130	—	164	—
Balance, end of period	$(250)	$(150)	$(250)	$(150)

(4) Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	Useful life	As of	As of
	in years	September 30, 2021	December 31, 2020
Furniture and equipment	5	$2,326	$2,041
Leasehold improvements (1)	9	6,483	4,944
System hardware	5	811	807
Office computers	3	8,984	6,547
Computer and system software	3	2,177	827
		20,781	15,166
Less accumulated depreciation and amortization		(10,009)	(7,392)
Property and equipment, net		$10,772	$7,774

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.0 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense for property and equipment was $2.7 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of September 30, 2021	$69,042	3 years	$(49,898)	$19,144
As of December 31, 2020	59,761	3 years	(43,432)	16,329

The Company capitalized software development costs of $9.3 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense for capitalized software development costs was $2.2 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for capitalized software development costs was $6.5 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2021, for each of the following years is as follows (in thousands):

2021 (for the remaining three months)	$2,613
2022	8,523
2023	5,878
2024	2,130
$19,144

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2021 and year ended December 31, 2020, no impairments were identified.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$489,664	$—	$—	$489,664
Total financial assets	$489,664	$—	$—	$489,664
Liabilities:
Derivative instruments - acquisition-related deferred common stock consideration	—	1,024	—	1,024
Total financial liabilities	$—	$1,024	$—	$1,024

	As of December 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$432,560	$—	$—	$432,560
Total financial assets	$432,560	$—	$—	$432,560
Liabilities:
Contingent consideration	$—	$—	$10,619	$10,619
Derivative instruments - acquisition-related deferred common stock consideration	—	1,011	—	1,011
Total financial liabilities	$—	$1,011	$10,619	$11,630

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended September 30, 2021.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and are expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability is not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which is carried at fair value, in other long-term liabilities on the condensed consolidated balance sheet. The derivative liability will be marked-to-market each measurement period. The change in fair value during the three and nine months ended September 30, 2021 of $0.1 million and less than $0.1 million, respectively, was recorded as a component of other expense, net on the condensed consolidated statement of operations. The change in fair value during the three months ended September 30, 2020 of $(0.1) million was recorded as a component of other expense, net on the condensed consolidated statement of operations. The fair value is derived from the Company’s stock price. The acquisition-related deferred common stock consideration derivative liability will remain in effect until such time as the associated shares are issued and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2019	$—
Contingent consideration from Connexient acquisition	340
Contingent consideration from one2many acquisition	2,190
Fair value at March 31, 2020	2,530
Contingent consideration from Techwan acquisition	2,030
Adjustment for Connexient acquisition	(340)
Foreign currency translation	72
Fair value at June 30, 2020	4,292
Contingent consideration from SnapComms acquisition	2,047
Adjustment for one2many acquisition	1,370
Adjustment for Techwan acquisition	130
Foreign currency translation	157
Fair value at September 30, 2020	$7,996

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	19,331
Adjustment for one2many acquisition	38
Adjustment for SnapComms acquisition	(23)
Payment for SnapComms acquisition	(720)
Foreign currency translation	149
Fair value at June 30, 2021	18,775
Adjustment for one2many acquisition	1,060
Adjustment for RedSky acquisition	(8,163)
Payment for one2many acquisition	(10,679)
Payment for RedSky acquisition	(972)
Foreign currency translation	(21)
Fair value at September 30, 2021	$—

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

During the six months ended June 30, 2021, as a result of assessing the probabilities of SnapComms Limited (“SnapComms”) meeting revenue metrics during the period of April 1, 2020 through March 31, 2021, the Company recognized an increase in the fair value of SnapComms’ contingent consideration obligation in the amount of $0.7 million. During the three months ended June 30, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability.

During the three and nine months ended September 30, 2021, as a result of assessing the probabilities of One2Many Group B.V. (“one2many”) meeting revenue metrics during the period of March 1, 2020 through February 28, 2021 and the payment of the contingent consideration liability, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $1.1 million and $0.4 million, respectively. During the three months ended September 30, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability.

During the three months ended September 30, 2021, as a result of assessing the probabilities of Red Sky Technologies Inc. (“RedSky”) meeting certain revenue targets through the contractual measurement period, the Company recognized a decrease in the fair value of RedSky’s contingent consideration obligation in the amount of $8.2 million. During the three months ended September 30, 2021, the Company paid $0.4 million in cash and issued 4,058 shares of the Company’s common stock to settle RedSky’s contingent consideration liability.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2).  As of September 30, 2021, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $421.5 million and the principal amount of the notes was $375.0 million. As of September 30, 2021 and December 31, 2020, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $670.1 million and $663.6 million, respectively, and the principal amount of the notes was $450.0 million for each period. As of September 30, 2021 and December 31, 2020, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $1.4 million and $265.5 million, respectively, and the principal amount of the notes was $0.3 million and $79.8 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$187,411
Increase due to acquisitions	219,945
Foreign currency translation	(3,730)
Balance at September 30, 2021	$403,626

There were no impairments recorded against goodwill during the nine months ended September 30, 2021 and for the year ended December 31, 2020.

Intangible assets consisted of the following (in thousands):

			As of September 30, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$42,441	3.40	$(12,878)	$29,563
Tradenames	25,650	4.04	(11,036)	14,614
Customer relationships	197,696	8.20	(37,261)	160,435
Total intangible assets	$265,787		$(61,175)	$204,612

			As of December 31, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$31,851	3.54	$(5,322)	$26,529
Tradenames	15,360	3.52	(6,638)	8,722
Customer relationships	100,590	7.41	(22,079)	78,511
Total intangible assets	$147,801		$(34,039)	$113,762

Amortization expense for intangible assets was $11.0 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $28.9 million and $14.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $8.8 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company retired $1.1 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of September 30, 2021, for each of the next five years and thereafter is as follows (in thousands):

2021 (for the remaining three months)	$11,022
2022	41,041
2023	36,084
2024	31,341
2025	23,560
Thereafter	61,564
$204,612

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

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired Red Sky Technologies Inc. and xMatters Holdings, Inc. These acquisitions were not material and neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

xMatters Holdings, Inc.

On April 6, 2021, the Company and xMatters Holdings, Inc. (“xMatters”) signed a definitive agreement pursuant to which the Company agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. The Company purchased all of the issued and outstanding shares of stock of xMatters for a base consideration of $242.6 million. The Company paid $178.1 million in cash and issued 555,332 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $116.12 per share. The Company acquired xMatters for its service reliability platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of xMatters made by the Company (in thousands):

xMatters
Assets acquired
Accounts receivable	$6,716
Property and equipment	1,458
Trade names	8,200
Acquired technology	8,390
Customer relationships	78,940
Goodwill	170,437
Other assets	5,433
Total assets acquired	279,574
Liabilities assumed
Accounts payable	1,164
Accrued expenses	5,517
Deferred revenue	34,421
Deferred tax liabilities	3,436
Other liabilities	5,056
Net assets acquired	$229,980
Consideration paid
Cash paid, net of cash acquired	$165,498
Fair value of common stock issued	64,482
Total	$229,980

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

For the nine months ended September 30, 2021, the Company incurred transaction costs of $1.5 million in connection with the xMatters acquisition, of which $0.7 million was expensed during the nine months ended September 30, 2021 and included in general and administrative expenses.

Red Sky Technologies Inc.

On January 15, 2021, the Company entered into a Stock Purchase Agreement with Red Sky Technologies Inc. pursuant to which the Company purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. The Company paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $30 million that was eligible to be earned by the sellers based on certain revenue targets through the contractual measurement period. At the date of the acquisition, the Company preliminarily assessed the probability of RedSky meeting the revenue metrics through the contractual measurement period and recorded a $9.1 million preliminary fair value of contingent consideration as part of the purchase price allocation. During the three months ended September 30, 2021, the Company recognized a decrease in the fair value of RedSky’s contingent consideration obligation in general and administrative expenses in the consolidated statements of operations in the amount of $8.2 million. During the three months ended September 30, 2021, the Company paid $0.4 million in cash and issued 4,058 shares of the Company’s common stock to settle RedSky’s contingent consideration liability. The Company acquired RedSky for its E911 incident response solutions platform to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of RedSky made by the Company (in thousands):

RedSky
Assets acquired
Accounts receivable	$2,926
Other assets	242
Property and equipment	18
Trade names	2,230
Acquired technology	3,590
Customer relationships	20,000
Goodwill	49,508
Total assets acquired	78,514
Liabilities assumed
Accounts payable	233
Accrued expenses	773
Deferred revenue	5,866
Deferred tax liabilities	7,048
Other liabilities	26
Net assets acquired	$64,568
Consideration paid
Cash paid, net of cash acquired	$32,401
Fair value of common stock issued	23,032
Contingent consideration	9,135
Total	$64,568

The weighted average useful life of all identified acquired intangible assets is 7.73 years. The average useful lives for acquired technologies, customer relationships and trade names are 3.0 years, 9.0 years and 4.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

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

For the nine months ended September 30, 2021, the Company incurred transaction costs of less than $0.1 million in connection with the RedSky acquisition, which were expensed as incurred and included in general and administrative expenses.

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

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $15.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment included an amount payable to the Company if a certain revenue threshold is not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million initial fair value of contingent consideration as part of the purchase price allocation. During the three and nine months ended September 30, 2021, the Company recognized in general and administrative expenses in the condensed consolidated statement of operations an increase in the fair value of one2many’s contingent consideration obligation in the amount of $1.1 million and $0.4 million, respectively. During the three months ended September 30, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability. The Company acquired one2many for its cell broadcast technology to enhance the Company’s public warning applications as well as market penetration and customer reach.

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

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. The Company paid $13.6 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. In August 2021, the Company paid deferred consideration of approximately New Zealand $2.5 million in cash and issued 12,390 shares of the Company’s common stock. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $5.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the six months ended June 30, 2021, the Company recognized in general and administrative expenses in the consolidated statements of operations an increase in the fair value of SnapComms’ contingent consideration obligation in the amount of $0.7 million, respectively. During the three months ended June 30, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability. The Company acquired SnapComms for its internal communications software to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

As of September 30, 2021, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheet as of September 30, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2026 Notes consist of the following (in thousands):

As of
September 30, 2021
Liability component:
Principal	$375,000
Less: debt discount, net of amortization	(102,236)
Net carrying amount	$272,764
Equity component (1)	99,000

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Amortization of debt discount and transaction costs	$4,886	$10,740

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

	As of September 30, 2021
	Fair Value	Carrying Value
2026 Notes	$421,493	$272,764

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

Based on the closing price of the Company’s common stock of $151.04 on September 30, 2021, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding September 30, 2021, the 2024 Notes are convertible at the option of the debt holder during the calendar quarter beginning on October 1, 2021. The 2024 Notes are classified as long-term on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(66,867)	(80,968)
Net carrying amount	$383,133	$369,032
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
0.125% coupon	$141	$141	$422	$422
Amortization of debt discount and transaction costs	4,759	4,521	14,100	13,393
	$4,900	$4,662	$14,522	$13,815

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

	As of September 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$670,050	$383,133	$663,615	$369,032

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

Based on the closing price of the Company’s common stock of $151.04 on September 30, 2021, the if-converted value of the 2024 Notes was more than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of September 30, 2021.

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

During the nine months ended September 30, 2021, the Company issued 618,462 shares upon the conversion of approximately $20.9 million in aggregate principal amount of the 2022 Notes and recognized $19.5 million in additional paid-in capital on the condensed consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes ranged from approximately 4.87% to 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $0.5 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations during the nine months ended September 30, 2021.

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

The 2022 Notes are classified as long-term on the consolidated balance sheet as of September 30, 2021 and December 31, 2020. On November 1, 2021, as the 2022 Notes mature in 12 months, the Company reclassified the 2022 Notes to current liabilities on the consolidated balance sheet. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

The 2022 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Liability component:
Principal	$303	$79,795
Less: debt discount, net of amortization	(17)	(7,313)
Net carrying amount	$286	$72,482
Equity component (1)	(39,301)	(21,318)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
1.50% coupon	$2	$342	$110	$1,032
Amortization of debt discount and transaction costs	4	1,057	630	3,134
	$6	$1,399	$740	$4,166

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

	As of September 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$1,356	$286	$265,488	$72,482

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

Based on the closing price of the Company’s common stock of $151.04 on September 30, 2021, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations at September 30, 2021 (in thousands):

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

(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2021, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2021, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At September 30, 2021 and December 31, 2020, there were 38,549,185 and 35,449,447 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2021 and 2020, 41,164 and 49,319 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded stock-based compensation expense of $1.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized compensation cost related to the 2016 ESPP was $0.9 million which will be amortized over a weighted-average period of 0.45 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50	0.50
Expected volatility (2)	45% - 60%	55% - 65%	45% - 60%	55% - 65%
Risk-free interest rate (3)	0.05% - 0.06%	0.12% - 0.29%	0.05% - 0.06%	0.12% - 0.29%
Dividend rate (4)	0%	0%	0%	0%

(1)	The expected term represents the contractual term of the 2016 ESPP;
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

There were no stock options granted during the nine months ended September 30, 2021 and 2020. The Company recorded stock-based compensation expense of $0.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, attributed to stock options. The Company recorded stock-based compensation expense of $1.0 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively, attributed to stock options.

The total intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $12.2 million and $26.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2021 and 2020, the total intrinsic value of all outstanding options was $21.2 million and $42.8 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was approximately $0.2 million as of September 30, 2021 and is expected to be recognized over a weighted average period of 0.5 years. The amount of cash received from the exercise of stock options during the nine months ended September 30, 2021 and 2020 was $2.9 million and $6.8 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2020	279,021	$25.55
Exercised	(105,889)	27.83
Forfeited	(6,900)	37.19
Outstanding at September 30, 2021	166,232	23.61

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of September 30, 2021
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	166,232	5.33	$23.61
Vested and expected to vest	166,088	5.33	23.60
Exercisable	147,478	5.17	21.38

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2021	147,478	$21.38	18,754	$41.22

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 317,841 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 248,689 RSUs that vested during the nine months ended September 30, 2021. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the nine months ended September 30, 2021 and 2020 were $124.17 and $120.09, respectively. The fair values of RSUs that vested during the nine months ended September 30, 2021 and 2020, were $20.8 million and $17.8 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded $8.7 million and $5.8 million, respectively, of stock-based compensation related to the RSUs. During the nine months ended September 30, 2021 and 2020, the Company recorded $22.0 million and $15.1 million, respectively, of stock-based compensation related to the RSUs.

As of September 30, 2021, there was $59.3 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.34 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 323,601 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. There were 59,200 PSUs that vested during the nine months ended September 30, 2021. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the nine months ended September 30, 2021, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $118.04 to $151.04 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. The Company has assessed the probability of achievement of the award at 100% based on past performance of achievement of the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the nine months ended September 30, 2021 and 2020 were $124.45 and $120.11, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized $8.1 million and $6.4 million, respectively, of stock compensation expense in connection with the PSU awards. During the nine months ended September 30, 2021 and 2020, the Company recognized $21.3 million and $16.1 million, respectively, of stock compensation expense in connection with the PSU awards.

As of September 30, 2021, there was $43.8 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.87 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2020	1,420,541
Granted	641,442
Vested	(307,889)
Forfeited	(135,266)
Outstanding at September 30, 2021	1,618,828

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,260	$842	$3,078	$2,153
Sales and marketing	5,747	4,395	15,068	11,920
Research and development	3,106	2,571	7,696	6,743
General and administrative	7,328	5,543	19,789	14,123
Total	$17,441	$13,351	$45,631	$34,939

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2021	2020
Convertible senior notes	6,089,230	6,704,014
Stock-based compensation grants	1,785,060	1,913,318
Total	7,874,290	8,617,332

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2021 was 5.7 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended September 30, 2021 and 2020, the Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $0.3 million, respectively, resulting in an effective tax rate of 2.53% and an effective rate of (1.14)%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a benefit from income taxes of $10.3 million and $1.9 million, respectively, resulting in an effective tax rate of 10.93% and 2.73%, respectively. During nine months ended September 30, 2021, there were deferred tax liabilities recognized in connection with the preliminary purchase price accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $7.6 million related to U.S. acquired entities being recognized during the nine months ended September 30, 2021.

As of September 30, 2021, the Company had gross tax-effected unrecognized tax provision of $1.6 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended September 30, 2021 and 2020, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Geographic Markets	2021	2020	2021	2020
United States	$66,114	$52,127	$185,869	$150,093
International	30,632	19,129	79,736	45,440
Total	$96,746	$71,256	$265,605	$195,533

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription services	$86,664	$63,627	$236,748	$176,944
Professional services	6,467	4,543	18,866	13,677
Software licenses and other	3,615	3,086	9,991	4,912
Total	$96,746	$71,256	$265,605	$195,533

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $13.8 million and $14.5 million as of September 30, 2021 and December 31, 2020, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $17.5 million and $15.9 million as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, amortization expense for the deferred costs was $3.2 million and $3.5 million, respectively. During the nine months ended September 30, 2021 and 2020, amortization expense for the deferred costs was $10.4 million and $9.2 million, respectively. There was no impairment loss in relation to the costs capitalized for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

Deferred Revenue

During the three months ended September 30, 2021 and 2020, $78.8 million and $54.3 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2021 and 2020, $138.6 million and $110.7 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended September 30, 2021 and 2020, $3.7 million and $5.1 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2021 and 2020, $9.1 million and $6.0 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of September 30, 2021, approximately $422.7 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $256.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of September 30, 2021, approximately $10.8 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $9.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	September 30, 2021	December 31, 2020
Balance sheet information
ROU assets	$18,317	$15,045
Lease liabilities, current	$6,343	$4,259
Lease liabilities, non-current	15,266	14,403
Total lease liabilities	$21,609	$18,662
Supplemental data
Weighted average remaining lease term	4.22 years	4.57 years
Weighted average discount rate	6.14%	7.00%

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in lease liabilities	$4,726	$3,615
ROU assets obtained in exchange for new lease obligations	6,681	5,648

Maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

Year ending December 31,
2021 (for the remaining three months)	$1,895
2022	7,350
2023	6,142
2024	3,315
2025	1,628
Thereafter	4,180
Total undiscounted lease payments	24,510
Less: imputed interest	(2,901)
Total lease liabilities	$21,609

The following table presents components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,622	$1,273	$4,391	$3,698
Short-term lease expense(1)	231	266	622	818
	1,853	1,539	5,013	4,516
Less: Sublease income	(23)	(98)	(38)	(236)
Total lease expense	$1,830	$1,441	$4,975	$4,280

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of September 30, 2021, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

(18) Subsequent Event

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited Acquisition

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for consideration of $160.7 million. The Company paid $70.2 million in cash at closing. Within 10 business days from the acquisition date, the Company expects to pay deferred consideration in 574,639 newly issued shares of the Company’s common stock and on or before June 30, 2023, the Company expects to pay deferred consideration of approximately $0.8 million in cash. Anvil is a provider of travel risk management, operational resiliency and occupational health solutions.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,010 customers as of September 30, 2021. Our customers are based in over 70 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of September 30, 2021, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. Over 91% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 50% of our revenue in 2020 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $96.7 million and $71.3 million for the three months ended September 30, 2021 and 2020, respectively, representing a period-over-period increase of 36%. We generated revenue of $265.6 million and $195.5 million for the nine months ended September 30, 2021 and 2020, respectively, representing a period-over-period increase of 36%. We had net losses of $28.7 million and $24.2 million for the three months ended September 30, 2021 and 2020, respectively. We had net losses of $84.3 million and $68.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and 2020, 23% and 23% of our customers, respectively, were located outside of the United States. These customers generated 32% and 27% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and 30% and 23% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

Recent Developments

On November 4, 2021, we entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which we purchased all of the issued and outstanding share capital of Anvil for consideration of $160.7 million. We paid $70.2 million in cash at closing. Within 10 business days from the acquisition date, we expect to pay deferred consideration in 574,639 newly issued shares of our common stock and on or before June 30, 2023, we expect to pay deferred consideration of approximately $0.8 million in cash. Anvil is a provider of travel risk management, operational resiliency and occupational health solutions.

Impacts of COVID-19 to Our Business

During the nine months ended September 30, 2021, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the evolving nature of the situation, we are not able at this time to estimate the future impact of the pandemic on our financial results and operations, but the impact could be material for the last quarter of fiscal year 2021 and could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$96,746	$71,256	$265,605	$195,533
Cost of revenue(1)	30,310	20,885	83,255	61,197
Gross profit	66,436	50,371	182,350	134,336
Operating expenses:
Sales and marketing(1)	42,426	31,395	118,436	89,724
Research and development(1)	23,197	16,948	61,527	46,057
General and administrative(1)	19,904	19,766	67,130	52,476
Total operating expenses	85,527	68,109	247,093	188,257
Operating loss	(19,091)	(17,738)	(64,743)	(53,921)
Other expense, net	(10,332)	(6,194)	(29,890)	(16,821)
Loss before income taxes	(29,423)	(23,932)	(94,633)	(70,742)
Benefit from (provision for) income taxes	745	(273)	10,345	1,932
Net loss	$(28,678)	$(24,205)	$(84,288)	$(68,810)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense
Cost of revenue	$1,260	$842	$3,078	$2,153
Sales and marketing	5,747	4,395	15,068	11,920
Research and development	3,106	2,571	7,696	6,743
General and administrative	7,328	5,543	19,789	14,123
Total	$17,441	$13,351	$45,631	$34,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense
Cost of revenue	$5,530	$3,165	$15,624	$8,696
Sales and marketing	216	240	690	707
Research and development	188	152	544	432
General and administrative	8,292	4,583	21,222	12,281
Total	$14,226	$8,140	$38,080	$22,116

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	31%	29%	31%	31%
Gross profit	69%	71%	69%	69%
Operating expenses:
Sales and marketing	44%	44%	45%	46%
Research and development	24%	24%	23%	24%
General and administrative	21%	28%	25%	27%
Total operating expenses	88%	96%	93%	96%
Operating loss	(20)%	(25)%	(24)%	(28)%
Other expense, net	(11)%	(9)%	(11)%	(9)%
Loss before income taxes	(30)%	(34)%	(36)%	(36)%
Benefit from (provision for) income taxes	1%	(0)%	4%	1%
Net loss	(30)%	(34)%	(32)%	(35)%

(1)	Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$96,746	$71,256	$25,490	35.8%

Revenue increased by $25.5 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $25.5 million increase in sales of our products driven by expansion of our customer base from 5,467 customers as of September 30, 2020 to 6,010 customers as of September 30, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$30,310	$20,885	$9,425	45.1%
Gross margin %	69%	71%

Cost of revenue increased by $9.4 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $4.6 million increase in employee-related costs associated with our increased headcount from 311 employees as of September 30, 2020 to 423 employees as of September 30, 2021, a $2.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $2.1 million increase in hosting, software and messaging costs and a $0.3 million increase in office related expenses.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$42,426	$31,395	$11,031	35.1%
% of revenue	44%	44%

Sales and marketing expense increased by $11.0 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an $8.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 476 employees as of September 30, 2020 to 591 employees as of September 30, 2021. The remaining increase was principally the result of a $2.0 million increase in advertising-related costs and trade show expenses, as well as a $0.5 million increase in office related expenses to support the sales team and a $0.3 million increase in software expenses.

Research and Development Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$23,197	$16,948	$6,249	36.9%
% of revenue	24%	24%

Research and development expense increased by $6.2 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $5.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 360 employees as of September 30, 2020 to 513 employees as of September 30, 2021, a $0.5 million increase in software related costs, a $0.4 million increase in office related expenses and a $0.3 million increase in professional services to support research and development activities. A total of $2.2 million of internally developed software costs during the three months ended September 30, 2020 and $2.6 million of internally developed software costs during the three months ended September 30, 2021 were capitalized, resulting in a $0.4 million offset to the increase in the third quarter of 2021.

General and Administrative Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$19,904	$19,766	$138	0.7%
% of revenue	21%	28%

General and administrative expense increased by $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $3.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 159 employees as of September 30, 2020 to 203 employees as of September 30, 2021, a $3.7 million increase in depreciation and amortization, a $1.2 million increase in professional services and office related expenses to support the administrative team and a $0.6 million increase in credit loss expense. These increases were offset by an $8.6 million decrease in our contingent consideration obligation primarily as a result of final contingent consideration obligation adjustments for Red Sky Technologies Inc. (“RedSky”) and One2Many Group B.V. (“one2many”).

Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$(10,332)	$(6,194)	$(4,138)	(66.8)%
% of revenue	(11)%	(9)%

Other expense, net increased by $4.1 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $3.7 million increase in interest expense related to our convertible senior notes and a $0.4 million increase in other expenses.

Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from (provision for) income taxes	$745	$(273)	$1,018	372.9%
% of revenue	1%	(0)%

A portion of the losses incurred during the three months ended September 30, 2021 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2021. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $0.7 million was recorded during the three months ended September 30, 2021 attributable to losses reducing existing deferred tax liabilities established in purchase accounting in prior quarters. The change in income tax benefit of $1.0 million for the three months ended September 30, 2021 as compared to the same period in 2020 was related to the realization of non-U.S. losses against deferred tax liabilities established for prior acquisitions.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$265,605	$195,533	$70,072	35.8%

Revenue increased by $70.1 million for nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $70.1 million increase in sales of our products driven by expansion of our customer base from 5,467 customers as of September 30, 2020 to 6,010 customers as of September 30, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$83,255	$61,197	$22,058	36.0%
Gross margin %	69%	69%

Cost of revenue increased by $22.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an $11.8 million increase in employee-related costs associated with our increased headcount from 311 employees as of September 30, 2020 to 423 employees as of September 30, 2021, a $6.9 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $3.0 million increase in hosting, software and messaging costs and a $0.4 million increase in office related expenses.

Gross margin percentage remained flat during the nine months ended September 30, 2021 compared to the same period in 2020.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$118,436	$89,724	$28,712	32.0%
% of revenue	45%	46%

Sales and marketing expense increased by $28.7 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $22.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 476 employees as of September 30, 2020 to 591 employees as of September 30, 2021. The remaining increase was principally the result of a $4.7 million increase in advertising-related costs and trade show expenses, as well as a $1.0 million increase in software expenses and a $0.9 million increase in office related expenses to support the sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$61,527	$46,057	$15,470	33.6%
% of revenue	23%	24%

Research and development expense increased by $15.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $13.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 360 employees as of September 30, 2020 to 513 employees as of September 30, 2021, a $1.4 million increase in professional services, as well as a $0.9 million increase in hosting and software related costs and a $0.9 million increase in office related expenses to support research and development activities. A total of $6.5 million of internally developed software costs during the nine months ended September 30, 2020 and $8.0 million of internally developed software costs during the nine months ended September 30, 2021 were capitalized, resulting in a $1.5 million offset to the increase during the nine months ended September 30, 2021.

General and Administrative Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$67,130	$52,476	$14,654	27.9%
% of revenue	25%	27%

General and administrative expense increased by $14.7 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $9.5 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 159 employees as of September 30, 2020 to 203 employees as of September 30, 2021, an $8.9 million increase in depreciation and amortization, a $3.8 million increase in professional services and office related expenses to support the administrative team and a $1.0 million increase in credit loss expense. These increases were partially offset by an $8.5 million decrease in our contingent consideration obligation primarily as a result of final contingent consideration obligation adjustments for RedSky and one2many.

Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$(29,890)	$(16,821)	$(13,069)	(77.7)%
% of revenue	(11)%	(9)%

Other expense, net increased by $13.1 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an $8.0 million increase in interest expense related to our convertible senior notes, a $2.9 million loss on extinguishment of convertible notes and capped call modification, a decrease of $1.6 million of interest income due to lower interest rates on our investment balances and a $0.6 million increase in other expenses.

Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from income taxes	$10,345	$1,932	$8,413	435.5%
% of revenue	4%	1%

A portion of the losses incurred during the nine months ended September 30, 2021 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2021. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $10.3 million was recorded during the nine months ended September 30, 2021 attributed to a discrete tax benefit related to acquired deferred tax liabilities which provided support for releasing a portion of our U.S. valuation allowance and the recognition of tax losses that are decreasing acquired deferred tax liabilities established in prior quarters. The change in income tax benefit of $8.4 million for the nine months ended September 30, 2021 as compared to the same period in 2020 was related to the change in valuation allowance for the current year acquired deferred tax liabilities and the realization of non-U.S. losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$4,850	$5,058	$10,648	$3,924
Adjusted gross profit	70,887	52,567	194,201	139,511
Free cash flow	(7,529)	(4,097)	(1,068)	(13,014)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(28,678)	$(24,205)	$(84,288)	$(68,810)
Interest and investment expense, net	9,709	5,955	25,691	16,067
(Benefit from) provision for income taxes	(745)	273	(10,345)	(1,932)
Depreciation and amortization	14,226	8,140	38,080	22,116
Loss on extinguishment of convertible notes and capped call modification	—	44	2,925	44
Change in fair value of contingent consideration	(7,103)	1,500	(7,046)	1,500
Stock-based compensation	17,441	13,351	45,631	34,939
Adjusted EBITDA	$4,850	$5,058	$10,648	$3,924

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit	$66,436	$50,371	$182,350	$134,336
Amortization of acquired intangibles	3,191	1,354	8,773	3,022
Stock-based compensation	1,260	842	3,078	2,153
Adjusted gross profit	$70,887	$52,567	$194,201	$139,511

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$(2,690)	$(527)	$11,981	$(3,596)
Capital expenditures	(2,042)	(947)	(4,170)	(2,122)
Capitalized software development costs	(2,797)	(2,623)	(8,879)	(7,296)
Free cash flow	$(7,529)	$(4,097)	$(1,068)	$(13,014)

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$30,310	$20,885	$83,255	$61,197
Amortization of acquired intangibles	(3,191)	(1,354)	(8,773)	(3,022)
Stock-based compensation	(1,260)	(842)	(3,078)	(2,153)
Non-GAAP cost of revenue	$25,859	$18,689	$71,404	$56,022

Gross profit	$66,436	$50,371	$182,350	$134,336
Amortization of acquired intangibles	3,191	1,354	8,773	3,022
Stock-based compensation	1,260	842	3,078	2,153
Non-GAAP gross profit	$70,887	$52,567	$194,201	$139,511
Non-GAAP gross margin	73.3%	73.8%	73.1%	71.3%

Sales and marketing	$42,426	$31,395	$118,436	$89,724
Stock-based compensation	(5,747)	(4,395)	(15,068)	(11,920)
Non-GAAP sales and marketing	$36,679	$27,000	$103,368	$77,804

Research and development	$23,197	$16,948	$61,527	$46,057
Stock-based compensation	(3,106)	(2,571)	(7,696)	(6,743)
Non-GAAP research and development	$20,091	$14,377	$53,831	$39,314

General and administrative	$19,904	$19,766	$67,130	$52,476
Amortization of acquired intangibles	(7,798)	(4,296)	(20,051)	(11,501)
Change in fair value of contingent consideration	7,103	(1,500)	7,046	(1,500)
Stock-based compensation	(7,328)	(5,543)	(19,789)	(14,123)
Non-GAAP general and administrative	$11,881	$8,427	$34,336	$25,352

Total operating expenses	$85,527	$68,109	$247,093	$188,257
Amortization of acquired intangibles	(7,798)	(4,296)	(20,051)	(11,501)
Change in fair value of contingent consideration	7,103	(1,500)	7,046	(1,500)
Stock-based compensation	(16,181)	(12,509)	(42,553)	(32,786)
Non-GAAP operating expenses	$68,651	$49,804	$191,535	$142,470

Operating loss	$(19,091)	$(17,738)	$(64,743)	$(53,921)
Amortization of acquired intangibles	10,989	5,650	28,824	14,523
Change in fair value of contingent consideration	(7,103)	1,500	(7,046)	1,500
Stock-based compensation	17,441	13,351	45,631	34,939
Non-GAAP operating income (loss)	$2,236	$2,763	$2,666	$(2,959)

Net loss	$(28,678)	$(24,205)	$(84,288)	$(68,810)
Amortization of acquired intangibles	10,989	5,650	28,824	14,523
Change in fair value of contingent consideration	(7,103)	1,500	(7,046)	1,500
Stock-based compensation	17,441	13,351	45,631	34,939
Accretion of interest on convertible senior notes	9,649	5,578	25,470	16,527
Loss on extinguishment of convertible notes and capped call modification	—	44	2,925	44
Income tax adjustments	(185)	878	70	(227)
Non-GAAP net income (loss)	$2,113	$2,796	$11,586	$(1,504)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $546.5 million as of September 30, 2021. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$568,302	$491,298	$475,630	$539,662
Cash provided by (used in) operating activities	(2,690)	(527)	11,981	(3,596)
Cash used in investing activities	(6,852)	(14,062)	(212,728)	(64,175)
Cash provided by (used in) financing activities	(3,425)	516	279,864	5,753
Effects of exchange rates on cash	(369)	8	219	(411)
Cash, cash equivalents and restricted cash at end of period	$554,966	$477,233	$554,966	$477,233

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

Operating activities generated $12.0 million in cash in the nine months ended September 30, 2021, primarily as a result of an increase in non-cash operating expenses of $104.3 million which was offset by our net loss of $84.3 million and decrease of $8.0 million in cash used in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating to $45.6 million for stock-based compensation, $38.1 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $25.5 million related to the accretion of interest on our convertible senior notes, $10.4 million for amortization of deferred commissions, $2.9 million loss on extinguishment of convertible notes and capped call modification, $2.7 million for provision for credit losses, offset by $11.2 million for deferred income taxes, $7.0 million change in the fair value of our contingent consideration obligation and a $2.7 million payment for contingent consideration. The net change in operating assets and liabilities of $8.0 million reflected an $11.4 million increase in deferred cost, a $6.5 million increase in other assets, a $5.4 million decrease in other liabilities, a $3.8 million decrease in accrued payroll and employee related liabilities and a $3.5 million decrease in accounts payable. These amounts were offset by a $16.0 million decrease in accounts receivable, a $3.7 million increase in deferred revenue, a $2.8 million increase in accrued expenses and a $0.1 million decrease in prepaid expenses.

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

Investing activities used $212.7 million in cash in the nine months ended September 30, 2021, which consists of $199.7 million of cash paid related to the acquisitions of xMatters Holdings, Inc. (“xMatters”), RedSky and SnapComms Limited (“SnapComms”), an $8.9 million investment in software development and a $4.2 million in purchases of property and equipment.

Investing activities used $64.2 million in cash in the nine months ended September 30, 2020, which consists of $54.8 million of cash paid for the acquisitions of Connexient, Inc. (“Connexient”), CNL Software Limited (“CNL Software”), one2many, Techwan SA (“Techwan”) and SnapComms, a $7.3 million investment in software development and $2.1 million in purchases of property and equipment.

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

Financing activities provided $279.9 million of cash in the nine months ended September 30, 2021, which reflects proceeds of $329.3 million from our 2026 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the 2026 Note offering, $4.6 million from the issuance of stock under our employee stock purchase plan and $2.9 million from the exercise of stock options. These amounts were offset by a $48.0 million payment for the repurchase of 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options, a $6.4 million payment for employee withholding taxes related to the issuance of restricted stock units and a $2.5 million payment for contingent consideration.

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

Contractual Obligations and Commitments

As of September 30, 2021, other than our contractual debt and operating lease obligations there were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following table summarizes our commitments to settle contractual obligations as of September 30, 2021 (in thousands):

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
Debt obligations(1)	$—	$303	$450,000	$375,000	$825,303
Operating leases(2)	1,895	13,492	4,943	4,180	24,510
	$1,895	$13,795	$454,943	$379,180	$849,813

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2021, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2021.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $303 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. In the second quarter of 2018, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $33.71, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at September 30, 2021. During the nine months ended September 30, 2021, we issued 1,907,456 shares upon the extinguishment of approximately $79.5 million in aggregate principal amount of the 2022 Notes. In the third quarter of 2021, the trading price of our common stock reached a price for a sustained period at 130% above the conversion price of $112.36, resulting in the 2024 Notes becoming convertible at the option of the holder during the fourth quarter of 2021. The 2026 Notes were not convertible at September 30, 2021. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the 2026 Notes, 2024 Notes and 2022 Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the 2026 Notes, 2024 Notes and 2022 Notes are extinguished. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of the 2026 Notes, 2024 Notes and 2022 Notes would result in a loss of approximately $8.3 million.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $546.5 million as of September 30, 2021, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. Except as set forth below, during the nine months ended September 30, 2021, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

Business and Operational Risks

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of Anvil, xMatters, RedSky, Connexient, CNL Software, one2many, Techwan, and SnapComms, and the associated economic uncertainty on our business and the timing and scope of economic activity globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as provided, and the other information contained in or referred to in the factors described in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. If we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

If we are unable to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development, our business may suffer.

We continue to be substantially dependent on our sales force to obtain new customers and increase sales with existing customers. Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales, marketing, and research and development. There is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require, including experience selling to large enterprise customers. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain sufficient qualified employees in the future. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or professional services or market our existing products or professional services at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and research and development positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer, and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, they may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing Critical Event Management (“CEM”) solutions and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity, and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of our target customer base. Any failures by us to execute in these areas will negatively impact our business. The rate at which new and existing customers purchase our products depends on a number of factors, many of which are outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in as a result of the continuation of the global COVID-19 pandemic, a slower than expected recovery from the pandemic, or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers. Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms. Customers may delay or cancel CEM projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing, and selling additional services, features and products and associated professional services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features, and products. The rate at which our existing customers purchase additional services, features, and products depends on a number of factors, including the perceived need for additional CEM solutions, the efficacy of our current services, the perceived utility and efficacy of our new offerings, our customers’ budgets, and general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty resulting from the global COVID-19 pandemic. If our efforts to sell additional services, features, and products to our customers are not successful, our future revenue and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty resulting from the global COVID-19 pandemic. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

If we are unable to effectively increase sales of our services to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

As we seek to increase our sales to large enterprise customers, we may face longer sales cycles, more complex customer requirements, unfavorable contractual terms, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. In addition, our ability to successfully sell our services to large enterprises is dependent on us attracting and retaining sales personnel, including sales engineers, with experience in selling to large organizations. Also, because security or data privacy breaches and disruptions of larger, more high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our services to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

Failure to effectively expand our sales and marketing capabilities could harm our ability to acquire new customers and achieve broader market acceptance of our services.

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-fifth of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our global sales force, and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require, including experience selling to large enterprise customers. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel, all of which may be negatively impacted by the continuing global COVID-19 pandemic. We invest significant time and resources in training new sales personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

Acquisitions could disrupt our business and harm our financial condition and operating results.

We have in the past and may in the future seek to acquire additional businesses, products or technologies. Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products, and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. During 2021, for example, we acquired Anvil, xMatters, and RedSky. The integration of these businesses and any other acquisitions may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures, business operations, and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities, and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations or may discover that the products or technology acquired were not as capable as we thought based upon the initial or limited due diligence. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Risks Related to our Convertible Notes

Conversion of the 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. The conversion of some or all of the convertible 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes, 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of September 30, 2021. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the nine months ended September 30, 2021, we issued cash and 1,907,456 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $79.5 million of such notes. Based on the market price of our common stock during the 30 trading days preceding September 30, 2021, the 2024 Notes are convertible at the option of the debt holder during the calendar quarter beginning on October 1, 2021.The 2026 Notes were not convertible during the nine months ended September 30, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes, 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2026 Notes, 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes, 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

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

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During the nine months ended September 30, 2021, we issued cash and 1,907,456 shares of our common stock to holders of our 2022 Notes upon settlement of conversion and repurchase of an aggregate principal amount of approximately $79.5 million of such notes.

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

As of September 30, 2021, we had $825 million (undiscounted) principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the 2026 Notes, 2024 Notes or the 2022 Notes is triggered, holders of the 2026 Notes, 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2026 Notes, 2024 Notes or the 2022 Notes at any time during specified periods at their option. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of September 30, 2021. Based on the market price of our common stock during the 30 trading days preceding September 30, 2021, the 2024 Notes are convertible at the option of the debt holder during the calendar quarter beginning on October 1, 2021. The 2026 Notes were not convertible during the nine months ended September 30, 2021, but will be convertible under certain circumstances. If one or more holders elect to convert their 2022 Notes, 2024 Notes or 2026 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, 2024 Notes or 2022 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, 2024 Notes or 2022 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital. On November 1, 2021, as the 2022 Notes mature in 12 months, the Company reclassified the 2022 Notes to current liabilities on the consolidated balance sheet.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On July 8, 2021, we issued 41,668 shares of our common stock to various persons and entities as consideration for One2Many Group B.V.’s contingent consideration liability. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

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

On September 30, 2021, we issued 4,058 shares of our common stock to various persons and entities as consideration for Red Sky Technologies Inc.’s contingent consideration liability. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: November 9, 2021	By:	/s/ David Meredith
David Meredith
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer