Form 10-K
period 2021-12-31
EVERBRIDGE, INC.
filed 2022-02-25
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $5.2 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 22, 2022 was 39,428,257.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Boston, Massachusetts, United States

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goals,” “intend,” “may,” “plan,” “potential, ” “predict, ” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these terms and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•

our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including laws and regulations related to export compliance and climate change;

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as Information Technology (“IT”) outages, cyber-attacks, product recalls or supply-chain interruptions, over 6,100 global customers rely on our Critical Event Management (“CEM”) platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to over 100 different communication channels, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Everbridge’s individual products, addressing the full spectrum of tasks an organization requires to manage a critical event, include Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. As all of our applications leverage our Critical Event Management platform, customers can use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated, enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications has resulted in individuals spending less time in a fixed office location, and this trend makes it more complicated for organizations to protect their employees. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and using automation to reduce the time required to initiate action can also result in significant economic savings, as, for example, each minute of unplanned IT downtime costs organizations an average of approximately $9,000, according to the Ponemon Institute.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,100 customers as of December 31, 2021. As of December 31, 2021, our customers were based in over 75 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive most of our revenue from subscriptions to our critical communications applications. Subscription services revenue represented 89%, 89% and 90% of our total revenue in 2021, 2020 and 2019, respectively. We derived 42% of our revenue in 2021 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

Recent Developments

In January 2021, we purchased all of the issued and outstanding shares of stock of Red Sky Technologies Inc. (“RedSky”) for a base consideration of $55.4 million, net of cash acquired. In addition to the base purchase price, there was also a potential contingent payment of up to $30 million that was eligible to be earned by the sellers based on certain revenue targets through the contractual measurement period. During the year ended December 31, 2021, we paid $0.4 million in cash and issued 4,058 shares of our common stock to settle RedSky’s contingent consideration liability. RedSky is a provider of E911 incident response solutions.

In March 2021, we issued $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), including $50 million aggregate principal amount of 2026 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In connection with the pricing of the 2026 Notes and the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $35.1 million. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with the issuance of the 2026 Notes in March 2021, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million principal amount of our 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”). During March 2021, we also partially terminated capped call options entered into in connection with the 2022 Notes, receiving approximately $10.6 million in connection therewith, and modified a capped call option agreement entered into in connection with the 2022 Notes. Additionally, during the year ended December 31, 2021, we issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes.

In April 2021, we signed a definitive agreement with xMatters Holdings, Inc. (“xMatters”) pursuant to which we agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed in May 2021. We purchased all of the issued and outstanding shares of stock of xMatters for a base consideration of $242.6 million. xMatters is a provider of service reliability platforms.

In November 2021, we purchased all of the issued and outstanding shares of stock of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) for a base consideration of $161.4 million. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. Anvil is a provider of travel risk management, operational resiliency and occupational health solutions.

In December 2021, David Meredith notified our Board of Directors of his intention to resign from his role as Chief Executive Officer (“CEO”). The Board of Directors accepted Mr. Meredith’s resignation and, soon thereafter, established an Office of the CEO and began to transition leadership to long-tenured company executives Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer. Mr. Brickley and Mr. Irvin continue serving as Interim Co-Chief Executive Officers while we search for a permanent CEO.  Mr. Meredith concluded his role on our Board of Directors on January 10, 2022 and we processed the termination of his employment on January 30, 2022.

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

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations keep their people (employees, contractors, customers, residents, visitors) safe and operations running amid the many types of public safety and critical business events that pose threats. Our CEM solutions enable organizations to assess threats, locate impacted people and assets, and manage and respond to critical events, all on a single platform. Key benefits of our solutions and competitive strengths include the following:

•

Comprehensive, Enterprise-Scale Platform. The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of communications virtually anywhere, in any volume, in near real-time. In 2021, we delivered over 6 billion interactions, or about 190 interactions per second, through our globally distributed data centers.

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

•

Large, Dynamic and Rich Communications Data Asset. As of December 31, 2021, our data asset consists of our contacts databases that manage approximately 545 million contact profiles and connections from more than 6,100 customers based in over 75 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

•

Next-Generation, Open Architecture. We developed our platform to easily integrate our applications with other systems. Our solutions provide open Application Program Initiatives (“APIs”), and configurable integrations, enabling our platform to work with our customers’ and partners’ pre-existing processes and solutions, increasing the business value we deliver.

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

•

Further Penetrate Our Existing Customers. We believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. Our dollar-based net retention rate, which we define as revenue generated from existing customers including recurring revenue, expansion revenue, downgrades, and cancels, was over 110% for fiscal 2021. We also believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. New applications added, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals, have grown from 6% of our sales in the first quarter of 2016 to 63% of our sales in the fourth quarter of 2021.

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

Our Contact Stores

Our contact stores manage approximately 545 million contact profiles and connections from more than 6,100 customers based in over 75 countries as of December 31, 2021, up from 15 million contact profiles as of December 31, 2012. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for all contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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

Our Critical Event Management solutions include:

•

Business Operations. The environment in which businesses operate is becoming more and more complex. Critical events such as COVID-19, severe weather, civil unrest and supply chain disruption impact the resilience of businesses. Everbridge Business Operations helps businesses prepare for, and respond to, critical events, protecting facilities and business operations. Built on Everbridge’s industry-leading CEM platform, businesses can detect potential risks which might impact business operations and orchestrate a response in seconds across teams as well as digital and physical systems.

•

People Resilience. The increasing frequency of critical events such as COVID-19, severe weather, and civil unrest over the past few years has challenged many organizations to extend their duty of care responsibilities beyond traditional safety and security in the workplace to include health and wellness of people. At the same time the scope of those responsibilities has moved beyond the traditional office and plant-based work model to work in motion where an employee could be working in the office, at home, in the field, or traveling. Everbridge People Resilience helps businesses prepare for, and respond to, critical events, keeping people healthy, safe, and productive wherever they work or travel around the globe. Built on Everbridge’s industry-leading CEM platform, businesses can detect potential threats that might impact people, and orchestrate a rapid response across teams as well as digital and physical systems.

•

Digital Operations. The Everbridge Digital Operations Platform goes one step beyond signal enrichment by combining signals from multiple monitoring tools into a relevant context that provides resolvers with clear situational awareness. Massive growth in digital service has both empowered businesses and exposed new vulnerabilities which expands the possibility of threats. A digital operations platform enables agile service delivery models, providing resiliency for IT systems in an increasingly virtual world. Organizations now consider great customer experiences imperative to their business and are pivoting towards streamlining and automating digital operations. As a result, service uptime is crucial to delivering that experience. Through event correlation, incident suppression, signal enrichment, context-rich categorization, and prioritization, organizations can monitor issues and react before an incident becomes a business problem. The Everbridge Digital Operations Platform enables customers to automate remedial actions based on previous incident resolution. Automating digital operations allows teams to open fewer tickets and spend less time chasing or reinventing the same resolution, leading to faster Mean Time to Repair (“MTTR”) and more time for innovation.

•

Smart Security. Everbridge Smart Security helps organizations maintain control of their security by identifying threats to their people or assets and orchestrating a rapid response across teams and systems, all within an easy-to-use common platform. Theft, vandalism, violence, civil unrest, terrorism, and natural disasters are just some of the critical events security practitioners are faced with today. Keeping people safe and assets secure in the face of ever-increasing and ever-more diverse threats is a constant challenge for many organizations. Operations also continue to grow, involving more systems, more users, and much more data. All of this can be difficult to manage and costly to control. When a critical event unfolds and information floods an organization, it needs to get the right information to the right people at the right time to protect its people and their assets and to ensure operational continuity.

•

Public Safety. Public Safety harnesses the ability to monitor critical events, alert the population, and mobilize a coordinated response across multiple agencies. The frequency of natural and human-made disasters is on the rise, and simultaneously, monitoring, collaborating, and communicating during incidents is becoming increasingly complex. For over 20 years, we have partnered with governments worldwide. From fires or floods to terrorist attacks, we have monitored potential hazards to help governments prepare and respond to incidents, and effectively provide the right people with the right information. Be it a country-wide emergency or a neighborhood outage, communities rely on Everbridge to keep them informed and safe.

We also have expanded our CEM platform through a series of recent acquisitions, including RedSky, xMatters and Anvil.

With enterprise grade redundancy, scalability and uptime, the Everbridge platform reaches residents and visitors in more than 200 countries and territories.

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

Our Comprehensive Customer Support Services

We are committed to the success of our customers. We demonstrate this commitment by offering a comprehensive set of support services to help our customers get started quickly, follow best practices, and realize on-going value from our critical communications solution. Our support services include:

•

Rapid Onboarding. We leverage a proven methodology and domain expertise, honed through thousands of customer on-boardings worldwide, to enable rapid use of our platform and compliance with industry best practices. The average implementation time for standard implementations for new customers purchasing our solutions is 4.5 hours.

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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 6,100 customers as of December 31, 2021. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2021 we had 611 customers with contracts valued at $100,000 or more, including 57 customers with contracts in excess of $500,000. As of December 31, 2021, our customers were based in over 75 countries and included eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education, and professional services. For the year ended December 31, 2021, 67% of our revenue was generated from enterprise customers, 24% from government and government-related customers and 9% from healthcare-related customers.

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

In addition to the vertical and geographic distribution of our salesforce, we have dedicated teams of account executives focused on net new accounts and growth of existing accounts, account managers responsible for renewal of existing accounts, and business development representatives targeting new and growth business opportunity creation. Our sales representatives use phone, email and web meetings to interact with prospects and customers. In 2021, we increased the headcount of our sales organization, and we intend to continue to invest in building our global sales and go-to-market organizations.

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

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. We view CEM as a holistic solution that allows organizations to digitally transform their critical event management processes. These processes are siloed in a variety of ways in different organizations. Similarly, solutions from competitors in the field often are siloed by smaller functions across the holistic CEM solution. CEM includes Mass Notification, Risk Control, Public Warning, IT Alerting and Incident Management, and Control Center systems. The primary competitors for our Mass Notification applications include BlackBerry Limited, F24 AG, OnSolve, LLC, and Rave Wireless, Inc. The primary competitors for our Risk Center application include Crisis24 Limited and Dataminr, Inc. The primary competitors for our Public Warning application include Celltick, Intersec and Genasys, Inc. For IT Alerting and Incident Management, our primary competitor is PagerDuty, Inc. For Control Center, our primary competitor is Genetec. Some competitors in siloed solutions are beginning to converge and build strategies that follow our CEM platform strategy. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward.

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

Diversity and Inclusion

We prioritize diversity, equity and inclusion (“DEI”) to create a workplace that reflects the customers and populations we serve. We demonstrate our commitment to DEI by focusing on several key initiatives.  This includes aligning our hiring and recruiting practices to attract a diverse and talented workforce; creating employee resource groups dedicated to celebrating and empowering communities within our organization, including women, employees of color, employees who identify as LGBTQ+, and members of the military and first responders; holding open forums for company-wide discussion and dialogue on civil unrest and equal justice; and supporting a growing ecosystem of minority-owned and led suppliers and partners. As of December 31, 2021, 31% of our global workforce was female, 31% of vice president and above roles globally were female, and non-Caucasian employees represented 22% of our U.S. workforce. We are committed to increasing the diversity of our workforce, and during the year ended December 31, 2021, 38% of our U.S. hires were female and 27% were non-Caucasian.

Labor Practices and Policies

Work Hours, Wages and Benefits

We compensate employees competitively relative to the industry and local labor market. We work to ensure full compliance with applicable wage, work hours, overtime and benefits laws. We assess the current business environment and labor market to refine our compensation and benefits programs.

In addition to salaries, our compensation and benefit programs (which may vary by country and location) include annual bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare and insurance benefits including long-term care insurance, health savings and flexible spending accounts, paid time off, volunteer time off, parental leave, adoption assistance and military leave, among many other benefits.

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

COVID-19 Pandemic

During the COVID-19 pandemic we have taken, and continue to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We formed a dedicated, cross-functional task force to monitor the evolving pandemic conditions globally and provide guidance and resources to support employees during the crisis. We continue to actively monitor the situation and are developing a future of work model that take into account our evolving business operations and are in the best interests of our employees, customers, suppliers and stockholders.

Workforce, Recruiting, Development and Retention

Workforce Size

As of December 31, 2021, we had 1,952 full-time employees, including 497 in data center operations and customer support, 655 in sales and marketing, 579 in research and development and 221 in general and administrative. As of December 31, 2021, we had 1,078 full-time employees in the United States and 874 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Recruiting

Our key talent philosophy is to develop talent from within and supplement with external hires. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. Measurements of our progress include the percentage of internal candidates sourced and attrition rates. During 2021, 11% of positions were filled by candidates sourced internally and our attrition rate was 22%. We also develop our talent pipeline with programs such as our internship program. During 2021, we hired 40 interns across various departments and geographies, representing 33% gender diversity.

Workforce Development

We are committed to investing in our employees through professional training and development to ensure the highest possible performance for our customers while retaining our employees to grow their careers at Everbridge. We achieve this through several avenues, including skills training within functional departments, education reimbursement and a Manager Development Program. The Manager Development Program was created to help grow our people managers and provide a path to leadership. We offer a wide variety of content and resources to maximize development. Since the program started in 2019, nearly 200 employees have participated in training and there was 100% agreement by respondents that the program achieved their expectations and should be continued.

The Everbridge Performance Management Program was designed to meet several key objectives including providing feedback to enhance performance, providing developmental guidance to grow skills, experience and careers, aligning individual effort to organizational objectives and recognizing achievements and contributions. During 2021, participation in the annual review process was 100%.

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

In a survey conducted by Comparably measuring employee sentiment across over 60,000 U.S. companies, we won four 2021 Comparably Awards including Best Company Outlook and Best Global Culture, ranking in the top 50 in the largest company category. In addition, Everbridge Customer Success Leader won the 2021 Stevie® Award honoring worldwide Sales Executives. The Stevie Awards were created in 2002 to honor and generate public recognition of the achievements and positive contributions of organizations and working professionals worldwide. Now in its 15th year, the Stevie Awards remain highly sought-after worldwide, exemplifying achievement in business by organizations and individuals across more than 60 nations. In 2020, we were designated as a “Great Place to Work” in the United States and were re-certified in 2021. Based on employee feedback, we have been recognized for our culture, mission and leadership by Great Place to Work®, a global evaluator of workplace culture.

Environment

Across the globe, both public and private sectors are more concerned than ever about addressing climate change and its associated risks. During severe weather events, enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies have a responsibility to respond effectively and efficiently in order to protect people, assets, and facilities from harm. As a result, changes in laws and business practices may create more demand for our products in the short and long-term.

Climate change is driving more severe weather events across the globe. Our multi-tenant platform was designed to navigate mission-critical events and provide a robust, high level of resiliency, scalability and redundancy. We use multiple geographically distributed service providers and communications carriers to achieve a high degree of redundancy, fault tolerance and cost-effective operations. We have multiple layers of redundancy and a horizontal scaling model across our infrastructure to deliver high availability and performance. Similarly, we leverage redundant downstream communications providers to enable our services to remain uninterrupted even if a particular provider encounters technical difficulties.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

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
•

Conversion of the $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), $450 million aggregate principal amount of 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and the remaining $8 thousand aggregate principal amount of 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

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

Risks Related to Our Indebtedness

•	We issued convertible notes that have rights senior to our common stock.
•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•	The conditional conversion feature of the 2026 Notes, 2024 Notes and 2022 Notes, may adversely affect our financial condition and operating results.

General Risks

•	The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
•	Legislative actions and new accounting pronouncements are likely to impact our future financial position or results of operations.
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

The number of our full-time employees were 1,952, 1,344 and 948 as of December 31, 2021, 2020 and 2019, respectively. In 2021, we made a significant investment in our sales organization, growing our headcount by 36%, and our revenue increased by $97.3 million for the year ended December 31, 2021 compared to 2020, due in part to the increase in our customer base.

However, our business may not continue to grow as quickly or at all in the future, which would adversely affect our revenue and business prospects. Our business growth depends on a number of factors including:

•	our ability to execute upon our business plan effectively;
•	our ability to acquire new customers and renew agreements with existing customers;
•	our ability to further sell to our existing customers new applications and features and to additional departments in their organizations;
•	our ability to develop new applications to target new markets and use cases;
•	our ability to expand our international footprint;
•	the growth of the market in which we operate;
•	our ability to maintain our technology leadership position; and
•	our ability to acquire and integrate complementary business, technologies and teams.

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

We have posted a net loss in each year since inception, including net losses of $94.8 million, $93.4 million and $52.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $388.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

While we have introduced several new event management applications over the last few years, we derived 42%, 50% and 61% of our revenue from sales of our Mass Notification application in 2021, 2020 and 2019, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic and other macroeconomic factors such as increasing inflation. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty resulting from the global COVID-19 pandemic and other macroeconomic factors such as increasing inflation. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to acquire new customers and achieve broader market acceptance of our platform and applications.

To increase total customers and achieve broader market acceptance of our platform and applications, we will need to expand our sales and marketing organization, including the vertical and geographic distribution of our salesforce and our teams of account executives focused on new accounts, account managers responsible for renewal and growth of existing accounts, and business development representatives targeting new and growth business opportunity creation. We expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base and we will continue to dedicate significant resources to our global sales and marketing organizations. The effectiveness of our sales and marketing teams has varied over time and may vary in the future, and depends in part on our ability to maintain and improve our platform and applications. All of these efforts will require us to invest significant financial and other resources and we are unlikely to see the benefits, if any, of these increases until future periods after incurring these expenses. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve revenue growth from expanding our salesforce if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

If we are unable to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development, our business may suffer.

We continue to be substantially dependent on our sales force to obtain new customers and increase sales with existing customers and our research and development personnel to continue to innovate and support our platform. Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales, marketing, and research and development. We intend to continue to expand our global sales force, and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require, including experience selling to large enterprise customers. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain sufficient qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or professional services or market our existing products or professional services at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer, and our revenue could decrease. We invest significant time and resources in training new personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our business and operating results may be materially and adversely impacted if the efforts to retain our sales and marketing and research and development personnel are not successful.

The nature of our business exposes us to inherent liability risks.

Our applications, including our Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

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
•

our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the recent acquisitions of RedSky, xMatters and Anvil and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•	our ability to establish and grow relationships with partners to market and sell our products and services;
•	our continued international expansion and associated exposure to changes in foreign currency exchange rates;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•

the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates, including any changes relating to the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”;

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

We have in the past and may in the future seek to acquire additional businesses, products or technologies. We also may evaluate and consider other potential strategic transactions, including investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Achieving the anticipated benefits of past or future acquisitions and other strategic transactions will depend in part upon whether we can integrate acquired operations, products, and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings.

For example, we acquired RedSky in January 2021, xMatters in May 2021 and Anvil in November 2021. The integration of these businesses and any other acquisitions may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures, business operations, and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities, and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations or may discover that the products or technology acquired were not as capable as we thought based upon the initial or limited due diligence. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. The acquisitions we have completed in the past and any other acquisitions we complete will give rise to risks, including:

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

If we do not successfully manage the transition associated with the departure of our Chief Executive Officer (“CEO”) and the appointment of a new CEO, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

Effective January 30, 2022, our former CEO resigned from his position as our CEO, and we have appointed two company executives Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer, to serve as Interim Co-Chief Executive Officers while we search for a permanent CEO. Leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers, vendors and employees.

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

Changes in our business and operations, as well as organizational changes, have placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

Over the past 12 months, we have experienced organizational changes, including the resignation of our former CEO and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

If we are unable to effectively increase sales of our solutions to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
•	unfavorable contact terms;
•	more stringent and complicated implementation processes, including stricter implementation deadlines and penalties for any failure to meet such deadlines;
•

more complex, stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

•

longer sales cycles, substantial upfront sales costs, and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;

•	closer relationships with, and dependence upon, large technology companies who offer competitive products; and
•	more pressure for discounts and write-offs.

In addition, our ability to successfully sell our services to large enterprises is dependent on us attracting and retaining sales personnel, including sales engineers, with experience in selling to large organizations. Also, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our offerings to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the Netherlands. In February 2020, we acquired CNL Software Limited, a global provider of physical security information management platform software based in Camberley, United Kingdom. In March 2020, we acquired One2Many Group B.V. based in the Netherlands. In May 2020, we acquired Techwan SA based in Switzerland. In August 2020, we acquired SnapComms Limited based in New Zealand. In November 2021 we acquired Anvil Worldwide Limited and The Anvil Group Limited based in the United Kingdom. For the years ended December 31, 2021 and 2020, approximately 31% and 26% of our revenue, respectively, was derived from customers located outside of the United States. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

We are also continuing to monitor developments related to the United Kingdom’s departure from the European Union in 2020, commonly referred to as “Brexit.” The full effect of Brexit remains uncertain, but it could have significant implications for our business and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.

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

Our operations involve the storage and transmission of data of our customers and their employees, customers and constituents, including personally identifiable information such as contact information and physical location. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. We have experienced malicious internet-based attacks in the past and while to date none have been material to our business, we may in the future be the target of attempts to gain unauthorized access to our systems. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or customers’ data. Further, because of the nature of the services that we provide to our customers during public safety threats and critical business events, we may be a unique target for attacks.

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

While we have taken steps to mitigate the impact of the GDPR on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. For example, on July 16, 2020, the CJEU invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the EEA to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. This could result in increased costs of compliance and limitations on our customers and us. More generally, we find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. Potential or actual legal proceedings could lead to one or both of these mechanisms being declared invalid. Further, despite our ongoing efforts to maintain compliance with the GDPR, we may not be successful either due to various factors within our control (such as limited financial or human resources) or outside our control (such as a lack of vendor cooperation). It’s also possible that local data protection authorities (“DPAs”) may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.

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

We have numerous issued patents and patent applications pending as of December 31, 2021. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge”, “Nixle” and “Visual Command Center” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price ranged from an intraday low of $57.58 to an intraday high of $178.98 during the year ended December 31, 2021. Factors that may affect the market price of our common stock include:

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

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions from the acquisitions of RedSky, xMatters and Anvil, and the associated economic uncertainty on our business and the timing and scope of economic activity globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as provided, and the other information contained in or referred to in the factors described in this Annual Report on Form 10-K and our other current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Conversion of the 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. The conversion of some or all of the convertible 2026 Notes, 2024 Notes and 2022 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes, 2024 Notes and 2022 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the holders thereof as of September 30, 2018 and continue to be convertible at the option of the holders as of December 31, 2021. During 2021, we issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes and paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. In the third quarter of 2021, the last reported sale price of our common stock was at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2024 Notes becoming convertible at the option of the holders thereof during the fourth quarter of 2021; however, as the last reported sale price of our common stock was not at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the fourth quarter of 2021, the 2024 Notes were not convertible as of January 1, 2022. The 2026 Notes were not convertible during the year ended December 31, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes, 2024 Notes and 2022 Notes may encourage short selling by market participants because the conversion of the 2026 Notes, 2024 Notes and 2022 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes, 2024 Notes and 2022 Notes into shares of our common stock could depress the price of our common stock.

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

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In November 2017, we issued the 2022 Notes, which will mature on November 1, 2022, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In connection with the issuance of the 2024 Notes, we paid $57.8 million to repurchase $23.0 million in aggregate principal amount of the 2022 Notes. During 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. During 2021, we issued 627,212 shares of our common stock to holders of our 2022 Notes upon settlement of conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes, and in connection with the issuance of the 2026 Notes, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase an aggregate principal amount of approximately $58.6 million of such 2022 Notes.

The 2026 Notes, 2024 Notes and 2022 Notes rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes, 2024 Notes and 2022 Notes; equal in right of payment to all of our liabilities that are not so subordinated (including to the 2022 Notes and 2024 Notes, in the case of the 2026 Notes, to the 2022 Notes and 2026 Notes, in the case of the 2024 Notes, and to the 2024 Notes and 2026 Notes, in the case of the 2022 Notes); effectively junior to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2026 Notes, 2024 Notes and 2022 Notes will be available to pay obligations on the 2026 Notes, 2024 Notes and 2022 Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the 2026 Notes, 2024 Notes and 2022 Notes then outstanding or any or all shares of our common stock then outstanding.

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

As of December 31, 2021, we had $825 million (undiscounted) principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the 2026 Notes, 2024 Notes or the 2022 Notes is triggered, holders of the 2026 Notes, 2024 Notes or the 2022 Notes, as the case may be, will be entitled to convert the 2026 Notes, 2024 Notes or the 2022 Notes, as applicable, at any time during specified periods at their option. Based on the last reported sale price of our common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the holders thereof as of September 30, 2018 and continue to be convertible at the option of the holder as of December 31, 2021. In the third quarter of 2021, the last reported sale price of our common stock was at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2024 Notes becoming convertible at the option of the holders thereof during the fourth quarter of 2021; however, as the last reported sale price of our common stock was not at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the fourth quarter of 2021, the 2024 Notes were not convertible as of January 1, 2022. The 2026 Notes were not convertible during the year ended December 31, 2021. If one or more holders elect to convert their 2026 Notes, 2024 Notes or 2022 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, 2024 Notes or 2022 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, 2024 Notes or 2022 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital. On November 1, 2021, as the 2022 Notes mature in 12 months, we reclassified the 2022 Notes to current liabilities on the consolidated balance sheet.

General Risks

The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.

The impact of the ongoing COVID-19 pandemic is severe, and widespread, and while vaccines have been approved and are being deployed, the timing of widespread vaccination rates and the efficacy against new variants of the disease is unknown. It also remains unclear as to when stability will be reached among the varying levels of shelter in place requirements and movement restrictions is unknown. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, the vast majority of our employees are working remotely and are expected to continue to work remotely until the pandemic subsides. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to onsite operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines, and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of their purchases of our products and services.

The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which cannot be predicted or quantified at this time. We may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the year ended December 31, 2021, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic has caused periods of volatility in financial markets, which could occur in the future and which could materially and adversely affect demand for our products and services and could materially and adversely impact our results and financial condition even after the pandemic has subsided and the containment measures are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by the COVID-19 pandemic, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described herein including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycles, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, the timing of and likelihood of achieving widespread global vaccination and/or herd immunity, the effectiveness of the vaccines against new variants of the virus, the pandemic’s impact on capital and financial markets, the timing of economic recovery to pre-pandemic levels, the spread of the virus to other regions, and the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the ongoing uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of the COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the future impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us and our planned international expansion. The U.S. economy and other key international economies have been impacted by the COVID-19 pandemic, threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our applications and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the return of the global economy to pre-pandemic levels and any subsequent impacts worldwide, in the United States, or in our industry.

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

For example, in August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models in ASC 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective beginning in the first quarter of 2022. We are assessing the impact this standard will have our consolidated financial statements.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOL”s) of $368.0 million and $307.2 million, respectively, due to prior period losses, of which $245.7 million and $36.2 million, respectively, can be carried forward indefinably with the remaining expiring in various years through 2041 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation. We also have federal and state NOLs of $83.0 million and $38.7 million, respectively, from various acquisitions which are subject to limitations under Section 382. The Company completed a Section 382 study for xMatters, Inc., a wholly owned subsidiary of the Company that was acquired on May 7, 2021. As a result of the study, the Company determined that out of total federal NOLs of $64 million, $0.9 million of federal net operating losses generated by xMatters, Inc. prior to May 7, 2021 would not be available for utilization due to ownership changes experienced by xMatters, Inc. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility under a lease expiring on May 31, 2024, and in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

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

As of December 31, 2021, there were 136 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Comparison of Cumulative Total Return
$600
$500
$400
$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Everbridge, Inc.
S&P 500 Stock Index
S&P 500 Information Technology Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Everbridge, Inc.	$100.00	$191.00	$263.00	$502.00	$227.00
S&P 500 Stock Index	$100.00	$94.00	$121.00	$141.00	$179.00
S&P 500 Information Technology Index	$100.00	$98.00	$145.00	$206.00	$275.00

Recent Sales of Unregistered Securities

On November 10, 2021, we issued 574,639 shares of our common stock to various persons as partial consideration for our purchase of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

On November 29, 2021, we issued 6,779 shares of our common stock to various persons and entities as deferred consideration for our purchase of Techwan SA. The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.

During the year ended December 31, 2021, we issued 1,916,206 shares of our common stock to holders of our 1.50% convertible senior notes due 2022 (the “2022 Notes”), including 627,212 shares of our common stock upon settlement of conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes, and in connection with the issuance of the 2026 Notes, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase an aggregate principal amount of approximately $58.6 million of the 2022 Notes. For further information, see Note 9, Convertible Senior Notes, of the notes to consolidated financial statements. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

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

Overview

Everbridge is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as IT outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in over 200 countries and territories, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Everbridge’s individual products, addressing the full spectrum of tasks an organization requires to manage a critical event, include Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. We believe that our broad suite of integrated enterprise applications delivered via a single global platform is a significant competitive advantage in the market for Critical Event Management solutions, which we refer to generally as CEM.

Our customer base has grown from 867 customers at the end of 2011 to more than 6,100 customers as of December 31, 2021. Our customers are based in over 75 countries and include eight of the 10 largest U.S. cities, nine of the 10 largest U.S.-based investment banks, 47 of the 50 busiest North American airports, nine of the 10 largest global consulting firms, eight of the 10 largest global automakers, nine of the 10 largest U.S.-based health care providers, and seven of the 10 largest technology companies in the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of December 31, 2021, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived 42% of our revenue in 2021 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $368.4 million in 2021, $271.1 million in 2020, $200.9 million in 2019 and $147.1 million in 2018, representing year-over-year increases of 36% in 2021, 35% in 2020 and 37% in 2019. We had net losses of $94.8 million, $93.4 million, $52.3 million and $47.5 million in 2021, 2020, 2019 and 2018, respectively.

As of December 31, 2021, and 2020, 22% and 24% of our customers, respectively, were located outside of the United States and these customers generated 31% and 26% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

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

Recent Developments

On January 15, 2021, we entered into a Stock Purchase Agreement with RedSky pursuant to which we purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. We paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $30 million that was eligible to be earned by the sellers based on certain revenue targets through the contractual measurement period. During the year ended December 31, 2021, we paid $0.4 million in cash and issued 4,058 shares of our common stock to settle RedSky’s contingent consideration liability. We acquired RedSky for its E911 incident response solutions platform to enhance our CEM suite of solutions as well as market penetration and customer reach.

In March 2021, we issued $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026, including $50 million aggregate principal amount of 2026 Notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders pursuant to their terms. In connection with the pricing of the 2026 Notes and the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The cost of the purchased capped calls was $35.1 million. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with the issuance of the 2026 Notes in March 2021, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million principal amount of our 1.50% convertible senior notes due November 1, 2022. During March 2021, we also partially terminated capped call options entered into in connection with the 2022 Notes and received approximately $10.6 million as well as modified a capped call option agreement entered into in connection with the 2022 Notes. Additionally, during the year ended December 31, 2021, we issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes.

On April 6, 2021, we signed a definitive agreement with xMatters pursuant to which we agreed to purchase all of the issued and outstanding shares of stock of xMatters. This acquisition closed on May 7, 2021. We purchased all of the issued and outstanding shares of stock of xMatters for a base consideration of $242.6 million. We paid $178.1 million in cash and issued 555,332 newly issued shares of our common stock at closing. On the date of this acquisition, the average price of our common stock on the Nasdaq Global Market was $116.12 per share. We acquired xMatters for its service reliability platforms to enhance our CEM suite of solutions as well as market penetration and customer reach.

On November 4, 2021, we entered into an agreement with the shareholders of Anvil pursuant to which we purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.4 million. We paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued Consideration Loan Notes valued at $89.7 million. On November 10, 2021, we issued 574,639 newly issued shares of common stock to settle consideration loan notes issued on the acquisition date. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, we preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. We acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance our CEM suite of solutions as well as market penetration and customer reach.

In December 2021, David Meredith notified our Board of Directors of his intention to resign from his role as Chief Executive Officer (“CEO”). The Board of Directors accepted Mr. Meredith’s resignation and, soon thereafter, established an Office of the CEO and began to transition leadership to long-tenured company executives Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer. Mr. Brickley and Mr. Irvin continue serving as Interim Co-Chief Executive Officers while we search for a permanent CEO.  Mr. Meredith concluded his role on our Board of Directors on January 10, 2022 and we processed the termination of his employment on January 30, 2022.

Impacts of COVID-19 to Our Business

During the year ended December 31, 2021, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We have taken, and continue to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the evolving nature of the situation, we are not able at this time to estimate the future impact of the pandemic on our financial results and operations, but the impact could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See “Risk Factors” included in Part I, Item 1A included herein which includes information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

Since 2020, (1) we launched COVID-19 Shield, a new set of coronavirus protection solutions designed to protect the safety of employees and customers, maintain business operations, safeguard supply chains, and reduce costs and liabilities stemming from the impact of the global coronavirus pandemic; (2) we launched COVID-19 Return to Work, a software solution designed to help businesses and governments navigate the complexity of operating during the next phase of the COVID-19 pandemic and prepare to bring back the workforce and reopen society; (3) we launched COVID-19 Shield: Contact Tracing, a solution for corporate, government and healthcare organizations to supplement or complement existing manual contact tracing efforts; (4) we launched Control Center, a physical security information management software platform, which includes features designed to help organizations return to work by integrating and managing data and analytics from video cameras, thermal cameras, badge access and other building systems, and by automating the response to help organizations ensure the safety and protection of employees, as well as compliance with social distancing and personal protective equipment policies; and (5) we launched COVID-19 Shield: Vaccine Distribution, an extension to our CEM platform offering risk insights, logistics awareness and vaccine appointment management. These products were built off of our existing platforms.

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

We report our financial results as one operating segment. Our operating results are regularly reviewed on a consolidated basis by our chief operating decision maker (“CODM”), principally to make strategic decisions regarding how we allocate our resources and to assess our consolidated operating performance. Our CODM was David Meredith prior to his resignation as CEO, as described above. Mr. Brickley and Mr. Irvin are currently serving as interim CODMs of the Company.

Components of Results of Operations

Revenue

We derive most of our revenue from the sale of subscriptions to our critical event management and enterprise safety applications.

We generally bill and collect payment for our subscriptions annually in advance. All revenue billed in advance of services being delivered is recorded in deferred revenue. The initial subscription period typically ranges from one to three years. We offer varying levels of customer support based on customer needs and the complexity of their businesses, including the level of usage by a customer in terms of minutes or the amount of data used to transmit the notifications. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of premium features and applications that our customers subscribe to and the number of contacts connected to our platform. Our revenue growth in the near-term may be adversely affected by our ability to integrate our recent acquisitions, drive new client adoption and sales of our full-suite of solutions.

We also sell professional services, which primarily consist of fees for deployment and optimization services as well as training. In addition, we also sell our software and related post contract support for on premises usage.

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

Gain (Loss) on Extinguishment of Debt and Capped Call Modification

Gain (loss) on extinguishment of debt and capped call modification relates to the partial extinguishment of our 1.50% convertible senior notes due 2022, modification of a 2022 Notes capped call agreement and extinguishment of consideration loan notes issued in connection with our Anvil acquisition.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$368,433	$271,141	$200,882
Cost of revenue(1)	114,216	83,028	63,535
Gross profit	254,217	188,113	137,347
Operating expenses:
Sales and marketing(1)	161,337	123,330	87,731
Research and development(1)	81,647	62,512	50,024
General and administrative(1)	87,482	74,485	46,820
Total operating expenses	330,466	260,327	184,575
Operating loss	(76,249)	(72,214)	(47,228)
Other expense, net	(31,126)	(23,449)	(4,597)
Loss before income taxes	(107,375)	(95,663)	(51,825)
Benefit from (provision for) income taxes	12,579	2,267	(425)
Net loss	$(94,796)	$(93,396)	$(52,250)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Cost of revenue	$3,669	$2,954	$1,966
Sales and marketing	16,152	15,946	9,983
Research and development	8,297	8,703	7,820
General and administrative	15,977	19,152	13,720
Total	$44,095	$46,755	$33,489

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense:
Cost of revenue	$21,508	$12,165	$9,434
Sales and marketing	930	932	752
Research and development	710	597	502
General and administrative	30,020	17,065	8,983
Total	$53,168	$30,759	$19,671

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	31%	31%	32%
Gross profit	69%	69%	68%
Operating expenses:
Sales and marketing	44%	45%	44%
Research and development	22%	23%	25%
General and administrative	24%	27%	23%
Total operating expenses	90%	96%	92%
Operating loss	(21)%	(27)%	(24)%
Other expense, net	(8)%	(9)%	(2)%
Loss before income taxes	(29)%	(35)%	(26)%
Benefit from (provision for) income taxes	3%	1%	(0)%
Net loss	(26)%	(34)%	(26)%

(1)	Columns may not add up to 100% due to rounding.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$368,433	$271,141	$97,292	35.9%

Revenue increased by $97.3 million in 2021 compared to 2020. The increase was due to a $97.3 million increase in sales of our solutions driven by expansion of our customer base from 5,613 customers as of December 31, 2020 to 6,135 as of December 31, 2021, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue	$114,216	$83,028	$31,188	37.6%
Gross margin %	69%	69%

Cost of revenue increased by $31.2 million in 2021 compared to 2020. The increase was primarily due to a $17.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 332 employees as of December 31, 2020 to 497 employees as of December 31, 2021 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, a $9.3 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $4.1 million increase in hosting, software and messaging costs and a $0.8 million increase attributed to office and other related expenses to support revenue generating activities.

Gross margin percentage remained flat in 2021 as compared to 2020.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$161,337	$123,330	$38,007	30.8%
% of revenue	44%	45%

Sales and marketing expense increased by $38.0 million in 2021 compared to 2020. The increase was primarily due to a $28.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 482 employees as of December 31, 2020 to 655 employees as of December 31, 2021 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement. The remaining increase was principally the result of a $6.3 million increase in trade show and advertising costs, a $1.6 million increase attributed to office related expenses and a $1.5 million increase in software expenses to support the sales team.

Research and Development Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$81,647	$62,512	$19,135	30.6%
% of revenue	22%	23%

Research and development expense increased by $19.1 million in 2021 compared to 2020. The increase was primarily due to a $20.1 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 363 employees as of December 31, 2020 to 579 employees as of December 31, 2021 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, a $1.6 million increase in hosting and software related cost, a $1.2 million increase in professional services and a $1.2 million increase in office related expenses to support research and development activities. In addition, a total of $13.5 million of internally-developed software costs during 2021 and $8.5 million of internally-developed software costs during 2020 were capitalized, resulting in a $5.0 million offset to the increase during 2021.

General and Administrative Expense

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$87,482	$74,485	$12,997	17.4%
% of revenue	24%	27%

General and administrative expense increased by $13.0 million in 2021 compared to 2020. The increase was primarily due to a $13.0 million increase in depreciation and amortization as well as a $3.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 167 employees as of December 31, 2020 to 221 employees as of December 31, 2021 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement and a reversal of previously recognized stock-based compensation as a result of Mr. Meredith’s resignation. The remaining increase was principally the result of a $6.0 million increase in professional services and office related expenses to support the administrative team and a $1.7 million increase in allowance for credit losses. These increases were partially offset by a $10.7 million net decrease in our contingent consideration obligation primarily due to final contingent consideration obligation adjustments for RedSky, One2Many Group B.V. (“one2many”), SnapComms Limited (“SnapComms”) and Techwan SA (“Techwan”).

Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other expense, net	$31,126	$23,449	$7,677	32.7%
% of revenue	8%	9%

Other expense, net increased by $7.7 million in 2021 compared to 2020 primarily due to an $11.8 million increase in interest expense related to our convertible senior notes, a $2.5 million increase in loss on extinguishment of convertible notes and capped call modification, a decrease of $1.6 million of interest income due to lower interest rates on our investment balance and a $1.9 million increase in other expenses primarily related to net foreign currency transaction losses. These amounts were partially offset by a $10.1 million gain on the extinguishment of consideration loan notes issued in connection with our Anvil acquisition due the decrease in our stock price between the date the consideration loan notes were issued and the date the consideration loan notes were extinguished.

Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Benefit from income taxes	$12,579	$2,267	$10,312	454.9%
% of revenue	3%	1%

Income tax benefit increased by $10.3 million in 2021 compared to 2020. During 2021, deferred tax liabilities were recognized in connection with the purchase price accounting for our acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of our deferred tax assets, which resulted in a tax benefit of approximately $7.4 million related to U.S. acquired entities and a tax benefit of approximately $1.5 million related to non-U.S. acquisitions recognized during 2021 which is the primary reason for the increase in our income tax benefit from 2020 to 2021.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA	$11,220	$8,044	$5,170
Adjusted gross profit	269,995	195,224	141,427
Free cash flow	2,441	2,895	(2,771)

•

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, (gain) loss on extinguishment of debt and capped call modification, change in fair value of contingent consideration and stock-based compensation expense. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, (gain) loss on extinguishment of debt and capped call modification, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(94,796)	$(93,396)	$(52,250)
Interest and investment expense, net	35,559	22,082	2,979
(Benefit from) provision for income taxes	(12,579)	(2,267)	425
Depreciation and amortization	53,168	30,759	19,671
(Gain) loss on extinguishment of debt and capped call modification	(7,181)	446	1,406
Change in fair value of contingent consideration	(7,046)	3,665	(550)
Stock-based compensation	44,095	46,755	33,489
Adjusted EBITDA	$11,220	$8,044	$5,170

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

	Year Ended December 31,
	2021	2020	2019
Gross profit	$254,217	$188,113	$137,347
Amortization of acquired intangibles	12,109	4,157	2,114
Stock-based compensation	3,669	2,954	1,966
Adjusted gross profit	$269,995	$195,224	$141,427

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

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$22,193	$15,803	$10,317
Capital expenditures	(5,055)	(3,257)	(5,269)
Capitalized software development costs	(14,697)	(9,651)	(7,819)
Free cash flow	$2,441	$2,895	$(2,771)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and (gain) loss on extinguishment of debt and capped call modification and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating current and deferred taxes utilizing non-GAAP pre-tax income for the year and analyzing changes in valuation allowance post purchase accounting. The tax impact was considered immaterial for fiscal years 2020 and 2019; however, the prior period tax impact presentation has been recast to align with our 2021 reporting presentation. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period, as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding (gain) loss on extinguishment of debt and capped call modification allows for more meaningful comparisons between operating results from period to period as gains and losses on extinguishment of debt and capped call modification are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$114,216	$83,028	$63,535
Amortization of acquired intangibles	(12,109)	(4,157)	(2,114)
Stock-based compensation	(3,669)	(2,954)	(1,966)
Non-GAAP cost of revenue	$98,438	$75,917	$59,455

Gross profit	$254,217	$188,113	$137,347
Amortization of acquired intangibles	12,109	4,157	2,114
Stock-based compensation	3,669	2,954	1,966
Non-GAAP gross profit	$269,995	$195,224	$141,427
Non-GAAP gross margin	73.28%	72.00%	70.40%

Sales and marketing	$161,337	$123,330	$87,731
Stock-based compensation	(16,152)	(15,946)	(9,983)
Non-GAAP sales and marketing	$145,185	$107,384	$77,748

Research and development	$81,647	$62,512	$50,024
Stock-based compensation	(8,297)	(8,703)	(7,820)
Non-GAAP research and development	$73,350	$53,809	$42,204

General and administrative	$87,482	$74,485	$46,820
Amortization of acquired intangibles	(28,350)	(15,979)	(8,301)
Change in fair value of contingent consideration	7,046	(3,665)	550
Stock-based compensation	(15,977)	(19,152)	(13,720)
Non-GAAP general and administrative	$50,201	$35,689	$25,349

Total operating expenses	$330,466	$260,327	$184,575
Amortization of acquired intangibles	(28,350)	(15,979)	(8,301)
Change in fair value of contingent consideration	7,046	(3,665)	550
Stock-based compensation	(40,426)	(43,801)	(31,523)
Non-GAAP operating expenses	$268,736	$196,882	$145,301

Operating loss	$(76,249)	$(72,214)	$(47,228)
Amortization of acquired intangibles	40,459	20,136	10,415
Change in fair value of contingent consideration	(7,046)	3,665	(550)
Stock-based compensation	44,095	46,755	33,489
Non-GAAP operating income (loss)	$1,259	$(1,658)	$(3,874)

Net loss	$(94,796)	$(93,396)	$(52,250)
Amortization of acquired intangibles	40,459	20,136	10,415
Change in fair value of contingent consideration	(7,046)	3,665	(550)
Stock-based compensation	44,095	46,755	33,489
Accretion of interest on convertible senior notes	35,271	22,161	5,711
(Gain) loss on extinguishment of debt and capped call modification	(7,181)	446	1,406
Income tax adjustments	(1,278)	(669)	(63)
Non-GAAP net income (loss)	$9,524	$(902)	$(1,842)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $488.0 million as of December 31, 2021. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses and interest payments on our convertible senior notes. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. Our commitments to settle contractual obligations include $825.0 million principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $24.4 million (see Note 18 of the notes to consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$475,630	$539,662	$60,068
Cash provided by operating activities	22,193	15,803	10,317
Cash used in investing activities	(281,836)	(85,185)	(24,574)
Cash provided by financing activities	276,344	5,054	494,101
Effects of exchange rates on cash, cash equivalents and restricted cash	427	296	(250)
Cash, cash equivalents and restricted cash at end of period	$492,758	$475,630	$539,662

At December 31, 2021, $26.9 million of the $492.8 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

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

Convertible Senior Notes

In March 2021, we issued $375.0 million aggregate principal amount of the 2026 Notes, including $50.0 million aggregate principal amount of notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms.

The 2026 Notes have an initial conversion rate of 5.5341 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $180.70 per share of common stock and approximately 2.1 million shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid special interest, if any, upon conversion of a 2026 Note, except in limited circumstances. Accrued but unpaid special interest, if any, will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of a 2026 Note.

In connection with the issuance of the 2026 Notes, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls was $35.1 million.

In December 2019, we issued $450.0 million aggregate principal amount of the 2024 Notes, including $75.0 million aggregate principal amount of notes issued upon exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms.

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

In connection with the issuance of the 2026 Notes in March 2021, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. We also partially terminated capped call options entered into in connection with the 2022 Notes in March 2021 and received approximately $10.6 million. In addition, during fiscal year 2021, we issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes.

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs as well as payments for acquisitions of businesses, purchases of convertible note caped call hedges and repurchases of convertible notes.

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

Operating activities generated $22.2 million in net cash in 2021 from $121.5 million in non-cash operating expenses, which was partially offset by our net loss of $94.8 million and by a $4.5 million decrease in changes in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating to $53.2 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $44.1 million for stock-based compensation, $35.3 million related to the accretion of interest on our convertible senior notes, $14.4 million for amortization of deferred commissions, $4.8 million for provision for credit losses, offset by $13.0 million for deferred income taxes, $7.2 million gain on extinguishment of debt and capped call modification, $7.0 million change in the fair value of our contingent consideration obligation, a $2.7 million payment for contingent consideration and $0.4 million in other non-cash charges. The net change in operating assets and liabilities of $4.5 million reflected an $18.2 million increase in accounts receivable, a $16.8 million increase in deferred cost, a $4.0 million decrease in other liabilities, a $1.2 million increase in other assets and a $0.5 million increase in prepaid expenses. These amounts were offset by a $26.6 million increase in deferred revenue, a $3.8 million increase in accounts payable, a $3.1 million increase in accrued expenses and a $2.7 million increase in accrued payroll and employee related liabilities.

Operating activities generated $15.8 million in net cash in 2020 from $116.1 million in non-cash operating expenses, which was partially offset by our net loss of $93.4 million and by a $6.9 million decrease in changes in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating $46.8 million for stock-based compensation expense, $30.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $22.2 million of accretion on the convertible notes, $12.6 million in amortization of commissions, $3.7 million related to the change in fair value of contingent consideration, $3.1 million for the increase in our provision for credit losses and sales return reserve and a $0.4 million loss on extinguishment of convertible notes, offset by $3.5 million for deferred income taxes. The change in operating assets and liabilities reflected a $25.0 million increase in deferred revenue, a $22.6 million increase in accounts receivable, an $18.9 million increase in deferred costs due to timing of payments made for commissions, a $7.4 million increase in other liabilities, a $4.0 million increase in prepaid expenses, a $3.5 million increase in accrued employee-related expenses due to timing of payments, a $1.5 million increase in accounts payable due to the timing of payments made and a $1.1 million increase in accrued expenses due to timing of payments made to vendors, partially offset by a $0.1 million decrease in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $281.8 million cash in 2021, which consisted of $262.1 million of cash paid related to the acquisitions of xMatters, Anvil, RedSky and SnapComms, $14.7 million of investment in software development and $5.1 million in purchases of property and equipment.

Investing activities used $85.2 million cash in in 2020, which consisted primarily of $55.1 million of cash paid for the acquisitions of Connexient, Inc. (“Connexient”), CNL Software Limited (“CNL Software”), one2many, Techwan and SnapComms, $17.1 million of cash paid for the purchase of intangible assets, $9.7 million of investment in software development and $3.3 million in purchases of property and equipment.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under our convertible senior notes, proceeds from the partial termination of convertible note capped call hedges, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, purchases of convertible notes capped call hedges, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the exercise of restricted stock units.

Financing activities provided $276.3 million of cash in 2021, which reflects proceeds of $329.3 million from our 2026 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the 2026 Notes offering, $4.6 million from the issuance of stock under our employee stock purchase plan and $3.1 million from the exercise of stock options. These amounts were offset by $48.0 million in payments for the extinguishment of 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options, $10.1 million in payments for employee withholding taxes related to the issuance of restricted stock units and $2.5 million in payments for contingent consideration.

Financing activities provided $5.1 million of cash in 2020, which reflects $8.2 million from the exercise of stock options and $3.4 million from the issuance of stock under our employee stock purchase plan. These amounts were offset by $6.4 million in payments for restricted stock unit employee withholding taxes.

Backlog

We generally sell our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.9 years as of December 31, 2021, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements are summarized below. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear; however, we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements.

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

Software License Revenues

We also sell software and related post contract support for on premises usage as well as professional services, hardware and hosting. Our on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within our contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Stock-Based Compensation

We recognize compensation expense for restricted stock unit awards (“RSUs”) based on the fair value of the award and on a straight-line basis over the vesting period based on the estimated portion of the RSU that is expected to vest. Our board of directors determines the fair value of RSUs based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant.

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

We recognize compensation expense for our employee stock purchase plan (“ESPP”) based on the fair value of the award and on a straight-line basis over the term based on the estimated portion of the ESPP that is expected to vest. Inherent in the valuation and recording of stock-based compensation for ESPP, are several estimates that we made in regard to valuation and expense that will be incurred. We use the Black-Scholes option pricing model to measure the fair value of ESPP. Expected volatility is based on a combination of historical stock price volatility and implied volatility of our common stock. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the expected term. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Goodwill Impairment

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our annual impairment assessment on November 30, 2021. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2021, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2021, there was no impairment of goodwill recorded.

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

Convertible Senior Notes

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. We accounted for the convertible senior notes, the partial repurchase and conversions of the 2022 Notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2021, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2021.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $8 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In the second quarter of 2018, the last reported sale price of our common stock was at least 130% of the conversion price of the 2022 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. The 2022 Notes were still convertible at the option of the holder at December 31, 2021. During the year ended December 31, 2021, we issued 627,212 shares of our common stock to holders of our 2022 Notes upon settlement of conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes, and in connection with the issuance of the 2026 Notes, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase an aggregate principal amount of approximately $58.6 million of the 2022 Notes. In the third quarter of 2021, the last reported sale price of our common stock was at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2024 Notes becoming convertible at the option of the holder during the fourth quarter of 2021; however, as the trading price of our common stock was not at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the during the fourth quarter of 2021, the 2024 Notes were not convertible as of January 1, 2022. The 2026 Notes were not convertible during the year ended December 31, 2021.

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

We had cash and cash equivalents of $488.0 million as of December 31, 2021, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations historically. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2021.

As permitted by the U.S. Securities and Exchange Commission, we excluded the acquisitions of xMatters and Anvil from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition dates and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 were total assets of approximately 11% and net revenues of less than 10% of our consolidated total assets and net revenues, respectively, as of and for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our employees began working from home starting in March 2020. Management is continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

3.	Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

4.1	Form of common stock certificate of Everbridge, Inc.		S-1/A	333-213217	4.1	9/6/16

4.2	Base Indenture, dated November 20, 2017, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	11/20/17

4.3	First Supplemental Indenture, Dated November 20, 2017, between Everbridge, Inc. and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).		8-K	001-37874	4.2	11/20/17

4.4	Indenture, dated December 13, 2019, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	12/13/19

4.5	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	X

4.6	Indenture, dated March 11, 2021, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	3/11/21

4.7	Form of Global Note, representing Everbridge, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-37874	4.2	3/11/21

10.1	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.		10-K	001-37874	10.1	3/1/19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.2+	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.		S-1/A	333-213217	10.3	9/6/16

10.3+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		S-1/A	333-213217	10.4	9/6/16

10.4+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.		10-Q	001-37874	10.1	8/14/17

10.5+	2016 Employee Stock Purchase Plan.		S-1/A	333-213217	10.5	9/6/16

10.6+	Non-Employee Director Compensation Plan.		10-K	001-37874	10.6	2/26/21

10.7+	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.		S-1	333-213217	10.9	8/19/16

10.8+	Amended and Restated Engagement Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Jaime Ellertson.		10-K	001-37874	10.9	2/26/21

10.9+	Employment Agreement, dated as of July 27, 2012, by and between Everbridge, Inc. and Imad Mouline.		S-1	333-213217	10.15	8/19/16

10.10+	Amendment to Employment Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Imad Mouline.		10-K	001-37874	10.11	2/26/21

10.11+	Employment Agreement, dated as of November 3, 2015, by and between Everbridge, Inc. and Elliot J. Mark.		S-1/A	333-213217	10.17	9/6/16

10.12+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.		8-K	001-37874	10.1	3/1/19

10.13+	Letter agreement, dated December 8, 2021, by and between Patrick Brickley and Everbridge, Inc.		8-K	001-37874	10.1	12/9/21

10.14+	Employment Agreement, dated as of May 25, 2019, by and between Everbridge, Inc. and David Meredith.		8-K	001-37874	10.1	6/18/19

10.15+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.		10-Q	001-37874	10.2	11/8/19

10.16+	Letter agreement, dated December 8, 2021, by and between Vernon Irvin and Everbridge, Inc.		8-K	001-37874	10.2	12/9/21

10.17+	Employment Agreement, dated as of October 8, 2019, by and between Everbridge, Inc. and Ajay Nigam.		10-Q	001-37874	10.1	5/8/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.18+	2019 Management Incentive Plan of Everbridge, Inc.		10-Q	001-37874	10.1	8/9/19

10.19+	2020 Management Incentive Plan of Everbridge, Inc.		10-Q	001-37874	10.2	5/8/20

10.20+	2021 Management Incentive Plan of Everbridge, Inc.	X

10.21	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.		10-K	001-37874	10.20	3/23/17

10.22	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.20	3/1/19

21.1	Subsidiaries of Everbridge, Inc.	X

23.1	Consent of Ernst & Young, LLP.	X

31.1

Certification of Interim Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

31.2

Certification of Interim Co-Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Interim Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Interim Co-Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

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

Everbridge, Inc.

Date: February 25, 2022	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President, Chief Financial Officer and Interim Co-Chief Executive Officer

Date: February 25, 2022	By:	/s/ Vernon Irvin
Vernon Irvin
Executive Vice President, Chief Revenue Officer and Interim Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Brickley	Executive Vice President, Chief Financial Officer	February 25, 2022
Patrick Brickley	and Interim Co-Chief Executive Officer (Principal Financial Officer and Performing the Functions of Principal Executive Officer)

/s/ Vernon Irvin	Executive Vice President, Chief Revenue Officer	February 25, 2022
Vernon Irvin	and Interim Co-Chief Executive Officer (Performing the Functions of Principal Executive Officer)

/s/ Phillip E. Huff	Vice President, Corporate Controller and Chief	February 25, 2022
Phillip E. Huff	Accounting Officer (Principal Accounting Officer)

/s/ Richard D’Amore	Director	February 25, 2022
Richard D’Amore

/s/ Alison Dean	Director	February 25, 2022
Alison Dean

/s/ Jaime Ellertson	Chairman of the Board of Directors	February 25, 2022
Jaime Ellertson

/s/ Bruns Grayson	Director	February 25, 2022
Bruns Grayson

/s/ David Henshall	Vice Chairman of the Board of Directors	February 25, 2022
David Henshall

/s/ Kent Mathy	Director	February 25, 2022
Kent Mathy

/s/ Simon Paris	Director	February 25, 2022
Simon Paris

/s/ Sharon Rowlands	Director	February 25, 2022
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Accounting for Acquisitions
Description of the Matter

As described in Note 8 to the consolidated financial statements, the Company completed three acquisitions in 2021 (the 2021 Acquisitions) for total consideration of $448.2 million consisting of a combination of cash paid (net of the amount of cash acquired), fair value of stock issued, fair value of consideration loan notes issued and fair value of future contingent consideration payments. The acquisitions were accounted for as business combinations. The recognition, measurement and disclosure of the Company’s business combinations in the 2021 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex nature in the determination by management of the appropriate assumptions and related valuation models for the valuation of acquired assets and assumed liabilities, including, but not limited to, customer relationship intangible assets, deferred revenue and contingent consideration liabilities. The financial statement accounts primarily affected by these transactions were intangible assets, deferred revenue, contingent consideration liabilities, deferred taxes and goodwill.

Auditing the Company's accounting for the 2021 Acquisitions was especially challenging due to the significant estimation required by management in determining the fair value of the customer relationship intangible assets, deferred revenue and contingent consideration liabilities of $122.2 million, $43.7 million and $9.2 million, respectively. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, deferred revenue and contingent consideration liabilities, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of the intangible assets, a discounted cash flow approach for deferred revenue and a Monte Carlo simulation model to measure the fair value of the contingent consideration liabilities. The significant assumptions used to estimate the fair value of the intangible assets, deferred revenue and contingent consideration liabilities included forecasted revenues from new and existing customers, existing customer attrition rates, estimated costs required to fulfill the deferred revenue obligation and estimated annual recurring revenue which is a basis for future contingent consideration payment. When estimating the significant assumptions to be used in the valuation the Company included a consideration of current industry information, market and economic trends, historical results of the acquired business, nature of the performance obligations associated with the deferred revenue and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

Accounting for Software Revenue Contracts
Description of the Matter

The Company has a number of contracts under which it is required to deliver its software onto customer-controlled premises. In addition to it, such contracts usually have additional performance obligations, such as software support and maintenance, professional services, and managed services. Revenue recognition accounting policy for such contracts is discussed in Note 2 to the consolidated financial statements. The financial statement accounts primarily affected by such transactions were revenue and deferred revenue.

Auditing such transactions was especially challenging because of the significant judgment required by management to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of the Company’s other similar contracts, the applications sold, customer demographics, geographic locations and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Accounting for Convertible Notes
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, in March 2021 the Company issued $375 million of convertible senior notes due March 15, 2026 (2026 Notes), which permits the Company to settle in cash, shares of common stock or a combination of cash and shares of common stock at its option. Concurrent with the offering of the 2026 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2026 Notes. Simultaneous with the issuance of the 2026 Notes, the Company repurchased a portion of the convertible notes issued in November 2017, due November 1, 2022 (2022 Note Partial Repurchase), accounting for this transaction as a debt extinguishment. These transactions are collectively referred to as the Convertible Notes Transactions. The financial statement accounts primarily affected by these transactions were debt, equity and other expense.

Auditing the Company’s accounting for the 2026 Notes and the 2022 Notes Partial Repurchase was complex due to the significant judgment required in determining the liability component of the related convertible notes as well as the balance sheet classification of the elements of the 2026 Notes. The Company accounted for the 2026 Notes and the 2022 Notes Partial Repurchase as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

The Company estimated the fair value of the liability component of the 2026 Notes and 2022 Notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature.  In estimating the risk adjusted yield, the Company utilized both an income and market approach.  For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate.  For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies.  Additionally, a detailed analysis of the terms of the Convertible Notes Transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

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

Our testing of the fair value of the liability components of the 2026 Notes and the 2022 Notes Partial Repurchase, included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the risk adjusted yield, which was based on a calibration to the convertible notes’ issuance price and corroborated by an analysis of comparable issuances of debt securities by other companies.  In addition, we involved a valuation professional to assist in our evaluation of the methodology used by the Company and significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Everbridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everbridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of xMatters Holdings, Inc. (“xMatters”) and The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) , which is included in the 2021 consolidated financial statements of the Company and constituted approximately 11% of total assets as of December 31, 2021 and less than 10% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of xMatters and Anvil.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2022

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$488,035	$467,171
Restricted cash	3,880	4,667
Accounts receivable, net	120,995	94,376
Prepaid expenses	13,740	11,774
Deferred costs and other current assets	28,469	20,464
Total current assets	655,119	598,452
Property and equipment, net	12,185	7,774
Capitalized software development costs, net	22,720	16,329
Goodwill	531,163	187,411
Intangible assets, net	219,319	113,762
Restricted cash	843	3,792
Prepaid expenses	1,916	1,943
Deferred costs and other assets	35,750	31,481
Total assets	$1,479,015	$960,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,002	$9,698
Accrued payroll and employee related liabilities	36,725	27,674
Accrued expenses	13,884	7,246
Deferred revenue	223,579	165,389
Contingent consideration liabilities	59	10,619
Convertible senior notes	8	—
Other current liabilities	14,073	15,602
Total current liabilities	304,330	236,228
Long-term liabilities:
Deferred revenue, noncurrent	14,261	4,738
Convertible senior notes	665,695	441,514
Deferred tax liabilities	16,082	10,065
Other long term liabilities	15,958	16,094
Total liabilities	1,016,326	708,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,389,733 and 35,449,447 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	39	35
Additional paid-in capital	853,664	542,776
Accumulated deficit	(388,112)	(293,316)
Accumulated other comprehensive income (loss)	(2,902)	2,810
Total stockholders’ equity	462,689	252,305
Total liabilities and stockholders’ equity	$1,479,015	$960,944

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$368,433	$271,141	$200,882
Cost of revenue	114,216	83,028	63,535
Gross profit	254,217	188,113	137,347
Operating expenses:
Sales and marketing	161,337	123,330	87,731
Research and development	81,647	62,512	50,024
General and administrative	87,482	74,485	46,820
Total operating expenses	330,466	260,327	184,575
Operating loss	(76,249)	(72,214)	(47,228)
Other expense, net:
Interest income	390	2,007	4,499
Interest expense	(35,949)	(24,089)	(7,478)
Gain (loss) on extinguishment of debt and capped call modification	7,181	(446)	(1,406)
Other expenses, net	(2,748)	(921)	(212)
Total other expense, net	(31,126)	(23,449)	(4,597)
Loss before income taxes	(107,375)	(95,663)	(51,825)
Benefit from (provision for) income taxes	12,579	2,267	(425)
Net loss	$(94,796)	$(93,396)	$(52,250)
Net loss per share attributable to common stockholders:
Basic	$(2.50)	$(2.70)	$(1.58)
Diluted	$(2.50)	$(2.70)	$(1.58)
Weighted-average common shares outstanding:
Basic	37,962,793	34,581,144	33,161,656
Diluted	37,962,793	34,581,144	33,161,656

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,712)	8,557	(679)
Total other comprehensive income (loss)	(5,712)	8,557	(679)
Total comprehensive loss	$(100,508)	$(84,839)	$(52,929)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2019	29,700,192	$30	$194,866	$(147,670)	$(5,068)	$42,158
Issuance of common stock, net of cost	2,645,000	3	138,831	—	—	138,834
Issuance of common stock in connection with acquisition	320,998	—	32,798	—	—	32,798
Stock-based compensation	—	—	33,989	—	—	33,989
Vesting of restricted stock units	275,680	—	—	—	—	—
Shares withheld related to net share settlement of stock awards	(54,312)	—	(4,602)	—	—	(4,602)
Exercise of stock options	918,588	1	17,410	—	—	17,411
Issuance of shares under employee stock purchase plan	42,481	—	2,337	—	—	2,337
Equity component of the convertible notes due 2024, net of allocated issuance costs and taxes	—	—	86,133	—	—	86,133
Purchase of capped call hedge for the convertible notes due 2024, including issuance costs	—	—	(44,948)	—	—	(44,948)
Equity component of repurchased convertible notes due 2022	—	—	(36,649)	—	—	(36,649)
Termination of capped call hedge for the convertible notes due 2022	—	—	5,780	—	—	5,780
Other comprehensive loss	—	—	—	—	(679)	(679)
Net loss	—	—	—	(52,250)	—	(52,250)
Balance at December 31, 2019	33,848,627	34	425,945	(199,920)	(5,747)	220,312
Issuance of common stock in connection with acquisitions	462,224	—	53,193	—	—	53,193
Stock-based compensation	—	—	47,079	—	—	47,079
Vesting of restricted stock units and performance- based restricted stock units	451,879	—	—	—	—	—
Shares withheld related to net share settlement of stock awards	(48,469)	—	(6,364)	—	—	(6,364)
Exercise of stock options	323,838	1	8,159	—	—	8,160
Issuance of shares under employee stock purchase plan	49,319	—	3,389	—	—	3,389
Settlement of convertible notes due 2022	362,029	—	11,375	—	—	11,375
Other comprehensive income	—	—	—	—	8,557	8,557
Net loss	—	—	—	(93,396)	—	(93,396)
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2021	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisitions	1,311,960	—	169,541	—	—	169,541
Issuance of common stock for contingent consideration	51,914	—	7,177	—	—	7,177
Stock-based compensation	—	—	44,684	—	—	44,684
Vesting of restricted stock units and performance- based restricted stock units	573,493	2	—	—	—	2
Shares withheld related to net share settlement of stock awards	(68,832)	—	(10,085)	—	—	(10,085)
Exercise of stock options	114,381	—	3,113	—	—	3,113
Issuance of shares under employee stock purchase plan	41,164	—	4,587	—	—	4,587
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,916,206	2	17,109	—	—	17,111
Termination and modification of capped call hedge for the convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(5,712)	(5,712)
Net loss	—	—	—	(94,796)	—	(94,796)
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(94,796)	$(93,396)	$(52,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,168	30,759	19,671
Amortization of deferred costs	14,373	12,609	7,982
Deferred income taxes	(12,972)	(3,478)	109
Accretion of interest on convertible senior notes	35,271	22,161	5,711
(Gain) loss on extinguishment of debt and capped call modification	(7,181)	446	1,406
Provision for credit losses and sales reserve	4,750	3,071	661
Stock-based compensation	44,095	46,755	33,489
Change in fair value of contingent consideration obligation	(7,046)	3,665	(550)
Payment of contingent consideration in excess of acquisition date fair value	(2,653)	—	—
Other non-cash adjustments	(322)	78	(241)
Change in operating assets and liabilities:
Accounts receivable	(18,187)	(22,614)	(25,558)
Prepaid expenses	(478)	(3,983)	(3,481)
Deferred costs	(16,793)	(18,902)	(15,293)
Other assets	(1,172)	146	1,758
Accounts payable	3,772	1,547	5,312
Accrued payroll and employee related liabilities	2,687	3,499	4,548
Accrued expenses	3,088	1,057	(1,308)
Deferred revenue	26,595	24,964	29,704
Other liabilities	(4,006)	7,419	(1,353)
Net cash provided by operating activities	22,193	15,803	10,317
Cash flows from investing activities:
Capital expenditures	(5,055)	(3,257)	(5,269)
Proceeds from landlord reimbursement	—	—	1,143
Payments for acquisition of business, net of acquired cash	(262,084)	(55,138)	(58,419)
Additions to capitalized software development costs	(14,697)	(9,651)	(7,819)
Purchase of short-term investments	—	—	(1,975)
Maturities of short-term investments	—	—	47,765
Purchase of intangibles	—	(17,139)	—
Net cash used in investing activities	(281,836)	(85,185)	(24,574)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from public offering, net of costs	—	—	139,110
Proceeds from issuance of convertible notes	375,000	—	450,000
Payments of debt issuance costs	(10,640)	(131)	(12,686)
Purchase of convertible notes capped call hedge	(35,100)	—	(44,910)
Repurchase of convertible notes	(58,643)	—	(57,791)
Proceeds from termination of convertible notes capped call hedge	10,650	—	5,780
Payments of contingent consideration obligation	(2,540)	—	—
Shares withheld to settle employee tax withholding liability	(10,083)	(6,364)	(4,602)
Proceeds from employee stock purchase plan	4,587	3,389	2,337
Proceeds from option exercises	3,113	8,160	17,411
Other	—	—	(548)
Net cash provided by financing activities	276,344	5,054	494,101
Effect of exchange rates on cash, cash equivalents and restricted cash	427	296	(250)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,128	(64,032)	479,594
Cash, cash equivalents and restricted cash—beginning of year	475,630	539,662	60,068
Cash, cash equivalents and restricted cash—end of year	$492,758	$475,630	$539,662
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$894	$1,938	$1,766
Taxes, net of refunds received	1,543	706	90
Supplemental disclosure of non-cash activities
Common stock issued in connection with acquisitions	169,541	53,193	32,798
Deferred consideration in connection with acquisition	—	4,044	—
Contingent consideration in connection with acquisitions	9,195	6,267	550
Common stock issued in connection with contingent consideration payment	7,177	—	—
Purchase accounting payable, net	1,492	(163)	—
Common stock issued in connection with settlement of convertible notes	17,109	11,375	—
Purchased intangible asset decrease	(3,027)	—	—
Capitalized assets included in accounts payable and accrued expenses	1,622	291	136
Stock-based compensation capitalized for software development	589	324	500
Other non-cash activities	—	—	202

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that provides enterprise software applications that automate and accelerate organizations’ operational response to critical events in order to keep people safe and organizations running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911, automate numerous critical event management (“CEM”) processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, Canada, New Zealand, France, India, and other countries.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with FASB Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC 321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. The Company adopted ASU 2020-01 on January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2021-10

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for the Company beginning in the first quarter of 2022. ASU 2021-10 may be applied either prospectively or retrospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models in ASC 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company beginning in the first quarter of 2022. ASU 2020-06 may be applied using a modified or full retrospective transition method. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019. One customer comprised approximately 10% of the Company’s gross accounts receivable balance at December 31, 2021. No single customer comprised more than 10% of the Company’s gross accounts receivable balance at December 31, 2020.

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

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: tradenames, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for tradenames, customer relationships, and technology are generally three to seven years, five to nine years, and three to four years, respectively.

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

Segment Information

The Company's chief operating decision maker was David Meredith, the Company’s former Chief Executive Officer. Upon Mr. Meredith’s resignation (see Note 19), the Company began to transition leadership to Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer as Interim Co-Chief Executive Officers and interim chief operating decision makers of the Company. The chief operating decision maker reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired intangible assets is three to nine years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long-lived assets policy states above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

The Company performed a qualitative goodwill assessment at November 30, 2021 and concluded there was no impairment based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization.

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

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed an arrangement that calls for the Company to grant access to its software products and provide professional services in exchange for consideration from the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product that it purchased, the online software product is fully functional and does not require any additional development, modification, or customization. The Company generally considers its on premises software products distinct because once the on premises software product is made available to the customer for beneficial use, it is fully functional and does not require any additional development, modification, customization or support. Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online and on premises software products it purchased. On occasion, the Company will treat on premises software licenses and professional services as a combined performance obligation when professional services significantly modify or enhance the core functionality of the on premises software.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was not material for the years ended December 31, 2021, 2020 and 2019.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (see Note 15) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Software License Revenues

The Company also sells software and related post contract support for on premises usage as well as professional services, hardware and hosting. The Company’s on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of our other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $9.5 million, $4.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rates for the period. Net losses on foreign currency transactions of $1.5 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recorded as a component of other expenses, net, on the consolidated statements of operations.

Other Comprehensive Income (Loss)

For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock-based compensation awards and convertible senior notes. The Company uses the if converted method for convertible senior notes for calculating any potential dilutive effect on diluted loss per share. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of December 31,
	2021	2020
Accounts receivable amortized cost	$127,917	$98,164
Allowance for credit losses	(6,922)	(3,788)
Net accounts receivable	$120,995	$94,376

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$(3,788)	$(1,125)	$(711)
Provision for expected credit losses	(3,512)	(2,877)	(971)
Write-offs, net	378	214	557
Balance, end of period	$(6,922)	$(3,788)	$(1,125)

Contract assets, net, included in deferred costs and other current assets on the consolidated balance sheets, is as follows (in thousands):

	As of December 31,
	2021	2020
Contract asset amortized cost	$8,569	$2,560
Allowance for credit losses	(1,160)	(398)
Net contract asset	$7,409	$2,162

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$(398)	$—
Provision for expected credit losses	(798)	(398)
Write-offs	36	—
Balance, end of period	$(1,160)	$(398)

Credit loss expense for the years ended December 31, 2021, 2020 and 2019 was $4.4 million, $2.7 million and $0.7 million, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the sales reserve (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$(175)	$(175)	$(200)
(Additions) reductions	(239)	(85)	16
Write-offs	164	85	9
Balance, end of period	$(250)	$(175)	$(175)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of December 31,
	in years	2021	2020
Furniture and equipment	5	$2,530	$2,041
Leasehold improvements (1)	9	7,842	4,944
System hardware	5	1,357	807
Office computers	3	8,783	6,547
Computer and system software	3	2,694	827
		23,206	15,166
Less accumulated depreciation and amortization		(11,021)	(7,392)
Property and equipment, net		$12,185	$7,774

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 was $3.8 million, $2.7 million and $2.2 million, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of December 31, 2021	$75,042	3 years	$(52,322)	$22,720
As of December 31, 2020	$59,761	3 years	$(43,432)	$16,329

The Company capitalized software development costs of $15.3 million, $9.9 million and $8.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Amortized expense for capitalized software development costs was $9.0 million, $7.9 million and $7.0 million during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization of capitalized software development costs, as of December 31, 2021, for each of the next three years is as follows (in thousands):

2022	$10,349
2023	7,704
2024	4,667
$22,720

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2021, 2020 and 2019, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of December 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,692	$—	$—	$409,692
Total financial assets	$409,692	$—	$—	$409,692
Liabilities:
Contingent consideration	$—	$—	$59	$59
Total financial liabilities	$—	$—	$59	$59

	As of December 31, 2020
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$432,560	$—	$—	$432,560
Total financial assets	$432,560	$—	$—	$432,560
Liabilities:
Contingent consideration	$—	$—	$10,619	$10,619
Derivative instruments - acquisition-related deferred common stock consideration	—	1,011	—	1,011
Total financial liabilities	$—	$1,011	$10,619	$11,630

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the year ended December 31, 2021.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

For the years ended December 31, 2021, 2020 and 2019, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and were expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability was not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which was carried at fair value, in other long-term liabilities on the consolidated balance sheet. The derivative liability was marked-to-market each measurement period and changes in fair value during the years ended December 31, 2021 and 2020 of $(0.2) million and $0.1 million, respectively, were recorded as a component of other expense, net on the consolidated statements of operations. The fair value was derived from the Company’s stock price. In November 2021, the Company issued 6,779 shares of the Company’s common stock to settle the derivative liability and reclassified the derivative liability from a liability to equity.

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil (see Note 8). The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million in loan notes (“Consideration Loan Notes”) due on November 4, 2022, unless early redeemed by the Company or if there is a redemption on event of default. Also, on November 4, 2021, the Company entered into a Flip-Up Agreement with the Consideration Loan Notes holders to issue shares of the Company’s common stock within 10 business days. The Flip-Up Agreement included a call option for the Company buy the Consideration Loan Notes from the sellers of Anvil and a put option for the sellers of Anvil to sell the Consideration Loan Notes to the Company for 574,639 shares of the Company’s common stock.

The call and put option was considered a feature embedded in the Consideration Loan Notes. As the value of the call and put option conversion feature embedded in the Consideration Loan Notes was influenced principally by the underlying equity security’s fair value and the volatility in that fair value, the call and put option conversion feature was not considered closely related to the Consideration Loan Notes host contract; therefore, the call and put option conversion feature was bifurcated from the Consideration Loan Notes and recognized separately as a derivative liability at fair value.

On November 4, 2021, the Company exercised the call option and issued the 574,639 shares of common stock on November 10, 2021. During the three months ended December 31, 2021, the Company recognized a $10.1 million gain on the derivative and extinguishment of the Consideration Loan Notes in Gain (loss) on extinguishment of debt and capped call modification on the consolidated statement of operations due the decrease in the Company’s stock price between the date the consideration loan notes were issued and the date the consideration loan notes were extinguished.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2019	$—
Contingent consideration from one2many acquisition	2,190
Contingent consideration from Techwan acquisition	2,030
Contingent consideration from SnapComms acquisition	2,047
Change in fair value of contingent consideration obligation from one2many acquisition	8,114
Change in fair value of contingent consideration obligation from Techwan acquisition	(2,030)
Change in fair value of contingent consideration obligation from SnapComms acquisition	(2,047)
Foreign currency translation	315
Fair value at December 31, 2020	10,619
Contingent consideration from RedSky acquisition	9,135
Contingent consideration from Anvil acquisition	60
Change in fair value of contingent consideration obligation from SnapComms acquisition	709
Change in fair value of contingent consideration obligation from one2many acquisition	408
Change in fair value of contingent consideration obligation from RedSky acquisition	(8,163)
Payment for SnapComms acquisition	(720)
Payment for one2many acquisition	(10,679)
Payment for RedSky acquisition	(972)
Foreign currency translation	(338)
Fair value at December 31, 2021	$59

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

During the year ended December 31, 2021, as a result of completing the assessment of SnapComms Limited (“SnapComms”) meeting revenue metrics during the period of April 1, 2020 through March 31, 2021, the Company recognized an increase in the fair value of SnapComms’ contingent consideration obligation in the amount of $0.7 million. During the year ended December 31, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability.

During the year ended December 31, 2021, as a result completing the assessment of One2Many Group B.V. (“one2many”) meeting revenue metrics during the period of March 1, 2020 through February 28, 2021 and the payment of the contingent consideration liability, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $0.4 million. During year ended December 31, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

During the year ended December 31, 2021, as a result of completing the assessment of Red Sky Technologies Inc. (“RedSky”) meeting certain revenue targets through the contractual measurement period, the Company recognized a decrease in the fair value of RedSky’s contingent consideration obligation in the amount of $8.2 million. During the year ended December 31, 2021, the Company paid $0.4 million in cash and issued 4,058 shares of the Company’s common stock to settle RedSky’s contingent consideration liability.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of December 31, 2021, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $318.3 million and the principal amount of the 2026 Notes was $375.0 million. As of December 31, 2021 and 2020, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $440.6 million and $663.6 million, respectively, and the principal amount of the 2024 Notes was $450.0 million for each period. As of December 31, 2021 and 2020, the fair value of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) was determined to be $16 thousand and $265.5 million, respectively, and the principal amount of the 2022 Notes was $8 thousand and $79.8 million, respectively. See Note 9.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2019	$91,421
Increase due to acquisitions	89,033
Foreign currency translation	6,957
Balance at December 31, 2020	187,411
Increase due to acquisitions	348,794
Foreign currency translation	(5,042)
Balance at December 31, 2021	$531,163

There were no impairments recorded against goodwill in 2021, 2020 or 2019.

Intangible assets consisted of the following (in thousands):

			As of December 31, 2021
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,178	3.41	$(16,214)	$26,964
Tradenames	28,250	4.13	(12,779)	15,471
Customer relationships	219,850	8.30	(42,966)	176,884
Total intangible assets	$291,278		$(71,959)	$219,319

			As of December 31, 2020
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$31,851	3.54	$(5,322)	$26,529
Tradenames	15,360	3.52	(6,638)	8,722
Customer relationships	100,590	7.41	(22,079)	78,511
Total intangible assets	$147,801		$(34,039)	$113,762

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Amortization expense for intangible assets was $40.5 million, $20.2 million and $10.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $12.1 million, $4.2 million and $2.1 million for the period ended December 31, 2021, 2020 and 2019, respectively. In December 2020, the Company completed an asset acquisition and recorded $17.1 million to developed technology. During the year ended December 31, 2021, the Company recognized a $3.0 million reduction in the cost basis of the developed technology due to a partial return of the purchase price. The average useful life for the December 2020 asset acquisition of acquired technology is 4.0 years. During the year ended December 31, 2021, the Company retired $1.9 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of December 31, 2021, for each of the next five years and thereafter is as follows (in thousands):

2022	$44,297
2023	39,351
2024	33,841
2025	27,442
2026	21,260
Thereafter	53,128
$219,319

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

weighted cash flow estimate closer to the measurement date. The various operating performance measures included in these contingent consideration agreements primarily relate to product revenue.

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2021 Acquisitions

During the year ended December 31, 2021, the Company acquired Red Sky Technologies Inc., xMatters Holdings, Inc. and The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited. These acquisitions were not material and neither the investment in the assets nor the results of operations of these acquisitions were significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

Red Sky Technologies Inc.

On January 15, 2021, the Company entered into a Stock Purchase Agreement with Red Sky Technologies Inc. pursuant to which the Company purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. The Company paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $30 million that was eligible to be earned by the sellers based on certain revenue targets through the contractual measurement period. At the date of the acquisition, the Company preliminarily assessed the probability of RedSky meeting the revenue metrics through the contractual measurement period and recorded a $9.1 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2021, the Company recognized a decrease in the fair value of RedSky’s contingent consideration obligation in general and administrative expenses in the consolidated statements of operations in the amount of $8.2 million. During the year ended December 31, 2021, the Company paid $0.4 million in cash and issued 4,058 shares of the Company’s common stock to settle RedSky’s contingent consideration liability. The Company acquired RedSky for its E911 incident response solutions platform to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of RedSky made by the Company (in thousands):

RedSky
Assets acquired
Accounts receivable	$2,926
Property and equipment	18
Trade names	2,230
Acquired technology	3,590
Customer relationships	20,000
Goodwill	49,508
Other assets	242
Total assets acquired	78,514
Liabilities assumed
Accounts payable	233
Accrued expenses	773
Deferred revenue	5,866
Deferred tax liabilities	7,048
Other liabilities	26
Net assets acquired	$64,568
Consideration paid
Cash paid, net of cash acquired	$32,401
Fair value of common stock issued	23,032
Contingent consideration	9,135
Total	$64,568

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

For the year ended December 31, 2021, the Company incurred transaction costs of less than $0.1 million in connection with the RedSky acquisition, which were expensed as incurred and included in general and administrative expenses.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of December 31, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

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

For the year ended December 31, 2021, the Company incurred transaction costs of $1.5 million in connection with the xMatters acquisition, of which $0.7 million was expensed during the year ended December 31, 2021 and included in general and administrative expenses.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.4 million. See Note 6 for a discussion of the Consideration Loan Notes and Flip-Up Agreement. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million Consideration Loan Notes. On November 10, 2021, the Company issued 574,639 newly issued shares of the Company’s common stock to settle consideration loan notes issued on the acquisition date. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, the Company preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. The Company acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of December 31, 2021 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Anvil made by the Company (in thousands):

Anvil
Assets acquired
Accounts receivable	$2,361
Property and equipment	204
Trade names	2,600
Acquired technology	3,800
Customer relationships	23,270
Goodwill	128,849
Other assets	5,022
Total assets acquired	166,106
Liabilities assumed
Accounts payable	837
Accrued expenses	1,041
Deferred revenue	3,365
Deferred tax liabilities	5,618
Other liabilities	1,633
Net assets acquired	$153,612
Consideration paid
Cash paid, net of cash acquired	$63,897
Consideration loan notes issued	89,655
Contingent consideration	60
Total	$153,612

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The weighted average useful life of all identified acquired intangible assets is 8.01 years. The average useful lives for acquired technologies, customer relationships and trade names are 4.0 years, 9.0 years and 5.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Anvil’s products with the Company's other solutions. The acquisition of Anvil will bring in house the expertise and experience to manage medical and travel-related situations for the Company’s travel risk management offerings to new and existing customers. The Company believes that the factors listed above in relation to the purchase of Anvil support the amount of goodwill recorded as a result of the purchase price paid for the acquisition, in relation to other acquired tangible and intangible assets. The resulting goodwill from the Anvil acquisition is not deductible for income tax purposes.

For the year ended December 31, 2021, the Company incurred transaction costs of $1.4 million in connection with the Anvil acquisition, of which $1.0 million was expensed during the year ended December 31, 2021 and included in general and administrative expenses.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

One2Many Group B.V.

On March 19, 2020, the Company entered into a Stock Purchase Agreement with One2Many Group B.V. pursuant to which the Company purchased all of the issued and outstanding shares of stock of one2many for a base consideration of $13.1 million. The Company paid $5.5 million in cash at closing, acquired purchase liabilities of $2.0 million and paid the remaining purchase price with 52,113 newly issued shares of the Company’s common stock. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $104.95 per share. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $15.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of March 1, 2020 through February 28, 2021. The potential contingent payment included an amount payable to the Company if a certain revenue threshold was not met during the period of March 1, 2020 through February 28, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of one2many meeting the revenue metrics during the period of March 1, 2020 through February 28, 2021 and recorded a $2.2 million initial fair value of contingent consideration as part of the purchase price allocation. During the years ended December 31, 2021 and 2020, the Company recognized an increase in the fair value of one2many’s contingent consideration obligation in the amount of $0.4 million and $8.1 million, respectively, recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During year ended December 31, 2021, the Company paid €4.1 million in cash and issued 41,668 shares of the Company’s common stock to settle one2many’s contingent consideration liability. The Company acquired one2many for its cell broadcast technology to enhance the Company’s public warning applications as well as market penetration and customer reach.

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

Techwan SA

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan for a base consideration of $15.5 million. The Company paid $9.4 million in cash at closing, acquired purchase liabilities of $0.1 million and paid the remaining purchase price with 38,425 newly issued shares of the Company’s common stock. In addition, in accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were issued to the sellers in November 2021. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $132.05 per share. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $7.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probabilities of Techwan meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2020, the Company recognized a decrease in the fair value of Techwan’s contingent consideration obligation in the amount of $2.0 million recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the Company determined that Techwan did not meet the revenue metrics during the period of April 1, 2020 through March 31, 2021. The Company acquired Techwan for its strategic technology assets to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

SnapComms Limited

On August 4, 2020, the Company entered into a Stock Purchase Agreement with SnapComms Limited pursuant to which the Company purchased all of the issued and outstanding shares of stock of SnapComms for a base consideration of $34.4 million. The Company paid $13.6 million in cash and issued 121,858 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $145.13 per share. In August 2021, the Company paid deferred consideration of approximately New Zealand $2.5 million in cash and issued 12,390 shares of the Company’s common stock. In addition to the base purchase price, there was also a potential contingent payment of up to approximately $5.0 million that was eligible to be earned by the sellers based on revenue metrics during the period of April 1, 2020 through March 31, 2021. At the date of the acquisition, the Company preliminarily assessed the probability of SnapComms meeting the revenue metrics during the period of April 1, 2020 through March 31, 2021 and recorded a $2.0 million initial fair value of contingent consideration as part of the purchase price allocation. During the years ended December 31, 2021 and 2020, the Company recognized an increase in the fair value of SnapComms’ contingent consideration obligation in the amount of $0.7 million and a decrease in the fair value of SnapComms’ contingent consideration obligation in the amount of $2.0 million, respectively, recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the Company issued 6,188 shares of the Company’s common stock to settle SnapComms’ contingent consideration liability. The Company acquired SnapComms for its internal communications software to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

As of December 31, 2021, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

The 2026 Notes consist of the following (in thousands):

As of December 31, 2021
Liability component:
Principal	$375,000
Less: debt discount, net of amortization	(97,261)
Net carrying amount	$277,739
Equity component (1)	99,000

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

Year Ended December 31, 2021
Amortization of debt discount and transaction costs	$15,715

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

	As of December 31, 2021
	Fair Value	Carrying Value
2026 Notes	$318,311	$277,739

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Based on the closing price of the Company’s common stock of $67.33 on December 31, 2021, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In the third quarter of 2021, the last reported sale price of the Company’s common stock was at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2024 Notes becoming convertible at the option of the holder during the fourth quarter of 2021; however, as the last reported sale price of the Company’s common stock was not at least 130% of the conversion price of the 2024 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the fourth quarter of 2021, the 2024 Notes were not convertible as of January 1, 2022. The 2024 Notes are classified as long-term on the consolidated balance sheet as of December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2024 Notes consist of the following (in thousands):

	As of December 31,
	2021	2020
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(62,044)	(80,968)
Net carrying amount	$387,956	$369,032
Equity component (1)	86,133	86,133

(1)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended December 31,
	2021	2020	2019
0.125% coupon	$562	$564	$27
Amortization of debt discount and transaction costs	18,924	17,974	827
	$19,486	$18,538	$854

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

	As of December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$440,564	$387,956	$663,615	$369,032

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $67.33 on December 31, 2021, the if-converted value of the 2024 Notes was less than their respective principal amounts.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continue to be convertible at the option of the debt holder as of December 31, 2021.

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

During the year ended December 31, 2021, the Company issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes and recognized $19.8 million in additional paid-in capital on the consolidated balance sheet related to shares issued. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes ranged from approximately 4.87% to 5.13%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $0.5 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations during the year ended December 31, 2021.

In connection with the issuance of the 2026 Notes in March 2021, the Company paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.87%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $2.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations during the year ended December 31, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital on the consolidated balance sheet in the amount of $2.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes in March 2021

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

and received $10.6 million recorded to additional paid-in capital on the consolidated balance sheet and modified a capped call option agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations and additional paid-in capital on the consolidated balance sheet.

The 2022 Notes are classified as current liabilities on the consolidated balance sheet as of December 31, 2021 as the notes mature in less than 12 months. The Company may repurchase the 2022 Notes prior to maturity and intends to settle in shares if exercised by the debt holder prior to maturity.

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

The 2022 Notes consist of the following (in thousands):

	As of December 31,
	2021	2020
Liability component:
Principal	$8	$79,795
Less: debt discount, net of amortization	—	(7,313)
Net carrying amount	$8	$72,482
Equity component (1)	(39,358)	(21,318)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2021	2020	2019
1.50% coupon	$110	$1,363	$1,709
Amortization of debt discount and transaction costs	632	4,187	4,884
	$742	$5,550	$6,593

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

	As of December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$16	$8	$265,488	$72,482

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations.

Based on the closing price of the Company’s common stock of $67.33 on December 31, 2021, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations at December 31, 2021 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$8	$450,000	$375,000	$—	$825,008

Debt obligations include the principal amount of the 2026 Notes, 2024 Notes and 2022 Notes but exclude interest payments to be made under the 2026 Notes, 2024 Notes and 2022 Notes. Although the 2026 Notes, 2024 Notes and 2022 Notes mature in 2026, 2024 and 2022, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes and 2024 Notes balance excludes $97.3 million and $62.0 million, respectively, of debt discount capitalized on the balance sheet and shown net of our debt obligations.

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2021, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

As of December 31, 2021, the Company had authorized 100,000,000 shares of common stock, par value $0.001. At December 31, 2021 and 2020, there are 39,389,733 and 35,449,447 shares of common stock issued and outstanding, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

For the years ended December 31, 2021, 2020 and 2019, 41,164, 49,319, and 42,481 shares of common stock, respectively, were purchased under the 2016 ESPP. As of December 31, 2021, 2020 and 2019, total recognized compensation cost was $1.8 million, $1.4 million, and $0.9 million, respectively. As of December 31, 2021, unrecognized compensation cost related to the 2016 ESPP was $0.4 million which will be amortized over a weighted-average period of 0.20 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50
Expected volatility (2)	45% - 60%	55% - 65%	45%
Risk-free interest rate (3)	0.05% - 0.06%	0.12% - 0.29%	1.93% - 2.52%
Dividend rate (4)	0%	0%	0%

(1)	The expected term represents the contractual term of the 2016 ESPP;
(2)

The expected volatility of the Company’s common stock on the date of grant is based on the weighted average of the Company’s historical volatility as a public company, the implied volatility of publicly-traded options on the Company’s common stock and the volatilities of publicly traded peer companies that are reasonably comparable to the Company’s own operations;

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

There were no stock options granted during the years ended December 31, 2021 and 2020. The Company recorded stock-based compensation expense of $1.2 million, $3.5 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, attributed to stock options.

The total intrinsic value of options exercised in 2021, 2020 and 2019 was $12.7 million, $30.6 million and $48.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2021, 2020 and 2019 the total intrinsic value of all outstanding options was $6.9 million, $34.5 million and $37.3 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was approximately $0.1 million as of December 31, 2021 and is expected to be recognized over a weighted average period of 0.28 years. The amount of cash received from the exercise of stock options in 2021, 2020 and 2019 was $3.1 million, $8.2 million, and $17.4 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2020	279,021	$25.55
Exercised	(114,381)	27.21
Forfeited	(6,900)	37.19
Outstanding at December 31, 2021	157,740	23.83

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2021
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	157,740	5.10	$23.83
Vested and expected to vest	157,695	5.10	23.83
Exercisable	148,038	5.02	22.56

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2021	148,038	$22.56	9,702	$43.35

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Restricted Stock Units

During the year ended December 31, 2021, the Company granted 463,657 RSUs to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 285,517 RSUs that vested during the year ended December 31, 2021. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2021, 2020 and 2019 were $124.00, $122.82 and $80.16 respectively. The fair values of RSUs that vested during the years ended December 31, 2021, 2020 and 2019, were $25.6 million, $18.2 million and $11.9 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $28.1 million, $20.1 million, and $16.3 million respectively, of stock-based compensation related to the RSUs.

As of December 31, 2021, there was $59.1 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.49 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the year ended December 31, 2021, the Company granted 465,766 PSUs to members of its management pursuant to the 2016 Plan. There were 287,976 PSUs that vested during the year ended December 31, 2021. The PSUs generally vest based on the Company achieving certain revenue growth thresholds which range from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the year ended December 31, 2021, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $67.19 to $156.80 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. During the three months ended December 31, 2021, as a result of forecasted decreases in the compounded annual growth rate, the Company reduced the expected achievement of performance metrics and recognized a reduction in stock-based compensation expense. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2021, 2020 and 2019 was $123.94, $119.78 and $80.87, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $13.0 million, $21.8 million and $10.6 million, respectively, of stock compensation expense in connection with the PSU awards.

As of December 31, 2021, there was $28.9 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 2.12 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2020	1,420,541
Granted	929,423
Vested	(573,493)
Forfeited	(196,733)
Outstanding at December 31, 2021	1,579,738

There were no tax benefits recognized for the tax deductions from stock options exercised or RSU and PSU awards vested during the years ended December 31, 2021, 2020 and 2019, as tax benefits increased net operating losses which were analyzed for a valuation allowance along with the Company’s other deferred tax assets.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$3,669	$2,954	$1,966
Sales and marketing	16,152	15,946	9,983
Research and development	8,297	8,703	7,820
General and administrative	15,977	19,152	13,720
Total	$44,095	$46,755	$33,489

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Convertible senior notes	6,080,480	6,371,882	6,733,914
Stock-based compensation grants	1,737,478	1,699,562	2,038,174
Total	7,817,958	8,071,444	8,772,088

In connection with the issuance of the 2026 Notes in March 2021, the Company paid $35.1 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2026 Notes. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $44.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2024 Notes. In connection with the issuance of the 2022 Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2022 Notes. In March 2021 and December 2019, the Company partially terminated capped call options related to the 2022 Notes and received $10.6 million and $5.8 million, respectively. In March 2021, the Company also modified a capped call agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2021 was 5.4 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(13) Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(90,584)	$(72,164)	$(47,218)
Foreign	(16,791)	(23,499)	(4,607)
Total	$(107,375)	$(95,663)	$(51,825)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 21% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax at federal statutory rate	$(22,549)	$(20,089)	$(10,883)
Increase (decrease) in tax resulting from:
State income tax expense, net of federal tax effect	(5,018)	(3,763)	(3,657)
Nondeductible permanent items	(87)	1,659	3,522
Executive compensation	4,885	6,020	—
Foreign rate differential	(1,060)	(156)	(367)
Gain on extinguishment of debt	(2,123)	—	—
Tax rate change	(1,039)	—	—
Adjustment to deferred taxes	817	(3,190)	(1,904)
Change in valuation allowance	23,262	25,339	22,481
Uncertain tax positions	165	151	128
Nonqualified stock option and performance award windfall upon exercise	(9,352)	(8,608)	(9,128)
Other	(480)	370	233
Total	$(12,579)	$(2,267)	$425

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2021, 2020 and 2019 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, non-deductible officer compensation, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. In addition, the Company’s foreign subsidiaries are subject to varied applicable statutory income tax rates for the periods presented.

The provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$67	$353	$—
State	49	94	139
Foreign	212	492	116
	328	939	255
Deferred:
Federal	(20,181)	(15,835)	(16,460)
State	(7,634)	(6,115)	(5,100)
Foreign	(8,354)	(6,595)	(751)
	(36,169)	(28,545)	(22,311)
Change in valuation allowance	23,262	25,339	22,481
Total	$(12,579)	$(2,267)	$425

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Lease liability	$5,945	$4,447
Tax credits	195	9
Accrued expenses	3,632	3,066
Deferred revenue	2,882	555
Net operating loss carryforward	114,625	73,752
Other assets	10,247	7,483
Property and equipment	106	—
Intangible assets	2,662	2,448
Valuation allowance	(56,252)	(52,320)
Total net deferred tax assets	84,042	39,440
Deferred tax liabilities
Deferred commissions	(6,234)	(5,996)
Intangible assets	(50,443)	(18,199)
Property and equipment	—	(685)
Debt discount	(38,156)	(20,370)
Right-of-use asset	(5,160)	(4,029)
Other	(131)	(134)
Total deferred tax liabilities	(100,124)	(49,413)
Total deferred income tax liabilities	$(16,082)	$(9,973)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2021 and 2020, a valuation allowance of $56.3 million and $52.3 million, respectively, has been recorded.

As of December 31, 2021, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $368.0 million and $307.2 million, respectively. Of the $368.0 million of federal NOL carryforwards, $122.3 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $245.7 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $307.2 million of state NOL carryforwards, $36.2 million can be carried forward indefinitely. The pre-Tax Act U.S. federal and state net operating loss carryforwards will expire in varying amounts through 2041. The Company completed a Section 382 study for the period through March 31, 2019 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation; however, such limitation is not expected to result in NOLs expiring unused. Any future annual limitation may result in the expiration of NOLs before utilization. Included in the Company’s NOLs are federal and state NOLs of $83.0 million and $38.7 million, respectively, from various acquisitions which are subject to limitations under Section 382. The Company also completed a Section 382 study for xMatters, Inc., a wholly owned subsidiary of the Company. As a result of the study, the Company determined that out of total federal NOLs of $64.0 million, $0.9 million of federal net operating losses generated by xMatters, Inc. prior to May 7, 2021 would not be available for utilization due to ownership changes experienced by xMatters, Inc.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2021 and 2020, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $75.9 million and $48.4 million, respectively. As of December 31, 2021 and 2020, valuation allowances of $74.1 million and $29.9 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance of unrecognized tax benefits	$748	$597	$469
Additions for current year tax positions	138	131	106
Additions for prior year tax positions	577	—	—
Ending balance (excluding interest and penalties)	1,463	728	575
Interest and penalties	27	20	22
Total	$1,490	$748	$597

For the year ended December 31, 2021, 2020 and 2019, the Company has recorded income tax expense of $165,000, $151,000 and $128,000, respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2021, 2020 and 2019, the Company had accrued $27,000, $20,000 and $22,000, respectively, in interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various states along with other foreign countries. The Company has not been notified that it is under audit by the IRS or any state, however, due to the presence of NOL carryforwards, all the income tax years remain open for examination in each of these jurisdictions. The Company has been notified of an income tax examination by the Chinese tax authorities during the first quarter of 2022. There are no other audits in any other foreign jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2021, the Company had $18.9 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess the Company’s financial and operational performance. The Company’s CODM was David Meredith, the Company’s former Chief Executive Officer and upon Mr. Meredith’s resignation (see Note 19), the Company began to transition leadership to Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer as Interim Co-Chief Executive Officers and interim CODMs of the Company. While the Company has applications that address multiple use cases, the Company’s applications generally operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Year Ended December 31,
Primary Geographic Markets	2021	2020	2019
United States	$253,941	$201,458	$157,039
International	114,492	69,683	43,843
Total	$368,433	$271,141	$200,882

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription services	$327,047	$242,651	$179,934
Professional services	26,022	20,410	17,187
Software licenses and other	15,364	8,080	3,761
Total	$368,433	$271,141	$200,882

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $15.8 million and $14.5 million as of December 31, 2021 and 2020, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $17.0 million and $15.9 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, amortization expense for the deferred costs was $14.4 million, $12.6 million and $8.0 million, respectively. There was no impairment loss in relation to the costs capitalized.

Deferred Revenue

For the years ended December 31, 2021, 2020 and 2019, $157.6 million, $123.3 million and $86.2 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. For the years ended December 31, 2021, 2020 and 2019, $8.6 million, $6.6 million and $6.0 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balance at the beginning of the period.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2021, approximately $425.3 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts.  The Company expects to recognize revenue on approximately $263.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of December 31, 2021, approximately $15.7 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $13.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. Approximately 69%, 74% and 78% of the Company’s revenue was from the United States for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. No other individual country comprised more than 7% of total revenue for the fiscal years ended December 31, 2021, 2020 and 2019. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2021 and 2020, more than 70% and 83%, respectively, of the Company’s property and equipment was located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. There was $2.0 million, $1.7 million and $1.2 million cash contributions made to the plan by the Company for the years ended December 31, 2021, 2020 and 2019, respectively. Contribution expense recognized for the 401(k) plan was $1.9 million, $1.7 million and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

(18) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2022 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2021	2020
Balance sheet information
ROU assets	$18,160	$15,045
Lease liabilities, current	$6,356	$4,259
Lease liabilities, non-current	15,328	14,403
Total lease liabilities	$21,684	$18,662
Supplemental data
Weighted average remaining lease term	4.24 years	4.57 years
Weighted average discount rate	5.99%	7.00%

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in lease liabilities	$6,574	$4,891	$3,986
ROU assets obtained in exchange for new lease obligations	8,250	5,870	17,724

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$7,505
2023	6,454
2024	3,655
2025	1,955
2026	1,813
Thereafter	2,993
Total undiscounted lease payments	24,375
Less: imputed interest	(2,691)
Total lease liabilities	$21,684

The following table presents components of lease expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$6,383	$5,024	$3,879
Short-term lease expense(1)	832	982	958
	7,215	6,006	4,837
Less: Sublease income	(61)	(236)	(91)
Total lease expense	$7,154	$5,770	$4,746

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of December 31, 2021, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(c) CEO Transition

In December 2021, David Meredith notified the Company’s Board of Directors of his intention to resign from his role as Chief Executive Officer (“CEO”). The Board of Directors accepted Mr. Meredith’s resignation and, soon thereafter, established an Office of the CEO and began to transition leadership to long-tenured company executives Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer, and Vernon Irvin, Executive Vice President and Chief Revenue Officer. Mr. Brickley and Mr. Irvin continue serving as Interim Co-Chief Executive Officers while the Company searches for a permanent CEO.  Mr. Meredith concluded his role on the Company’s Board of Directors on January 10, 2022 and the Company processed the termination of his employment on January 30, 2022

In connection with Mr. Meredith’s departure, in December 2021, the Company recognized a reversal of $5.6 million within general and administrative expense of previously recognized stock-based compensation as a result of the related forfeiture of his stock-based awards.