Form 10-Q
period 2022-03-31
EVERBRIDGE, INC.
filed 2022-05-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 39,540,606 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$492,054	$488,035
Restricted cash	2,088	3,880
Accounts receivable, net	109,484	120,995
Prepaid expenses	16,512	13,740
Deferred costs and other current assets	28,277	28,469
Total current assets	648,415	655,119
Property and equipment, net	12,521	12,185
Capitalized software development costs, net	24,501	22,720
Goodwill	525,264	531,163
Intangible assets, net	208,871	219,319
Restricted cash	867	843
Prepaid expenses	1,591	1,916
Deferred costs and other assets	36,268	35,750
Total assets	$1,458,298	$1,479,015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,990	$16,002
Accrued payroll and employee related liabilities	34,839	36,725
Accrued expenses	16,509	13,884
Deferred revenue	235,726	223,579
Convertible senior notes	8	8
Other current liabilities	14,281	14,132
Total current liabilities	311,353	304,330
Long-term liabilities:
Deferred revenue, noncurrent	10,083	14,261
Convertible senior notes	809,690	665,695
Deferred tax liabilities	5,070	16,082
Other long-term liabilities	14,363	15,958
Total liabilities	1,150,559	1,016,326
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,504,354 and 39,389,733 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	40	39
Additional paid-in capital	675,984	853,664
Accumulated deficit	(360,023)	(388,112)
Accumulated other comprehensive loss	(8,262)	(2,902)
Total stockholders’ equity	307,739	462,689
Total liabilities and stockholders’ equity	$1,458,298	$1,479,015

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$100,375	$82,210
Cost of revenue	31,857	25,280
Gross profit	68,518	56,930
Operating expenses:
Sales and marketing	41,816	34,527
Research and development	23,559	18,079
General and administrative	22,336	22,562
Total operating expenses	87,711	75,168
Operating loss	(19,193)	(18,238)
Other expense, net:
Interest and investment income	62	133
Interest expense	(1,300)	(6,560)
Loss on extinguishment of convertible notes and capped call modification	—	(2,888)
Other income (expense), net	280	(49)
Total other expense, net	(958)	(9,364)
Loss before income taxes	(20,151)	(27,602)
Benefit from income taxes	1,078	5,813
Net loss	$(19,073)	$(21,789)
Net loss per share attributable to common stockholders:
Basic	$(0.48)	$(0.60)
Diluted	$(0.48)	$(0.60)
Weighted-average common shares outstanding:
Basic	39,429,686	36,386,819
Diluted	39,429,686	36,386,819

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,073)	$(21,789)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	(5,360)	(2,597)
Total comprehensive loss	$(24,433)	$(24,386)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Shares withheld related to net share settlement of stock awards	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	$40	$675,984	$(360,023)	$(8,262)	$307,739

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Shares withheld related to net share settlement of stock awards	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	$38	$671,434	$(315,105)	$213	$356,580

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,073)	$(21,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,434	10,843
Amortization of deferred costs	3,963	3,722
Deferred income taxes	(6,553)	(6,701)
Accretion of interest on convertible senior notes	1,158	6,313
Loss on extinguishment of convertible notes and capped call modification	—	2,888
Provision for credit losses and sales reserve	213	1,562
Stock-based compensation	6,084	12,685
Other non-cash adjustments	(52)	(147)
Changes in operating assets and liabilities:
Accounts receivable	11,420	11,482
Prepaid expenses	(2,447)	(1,221)
Deferred costs	(6,221)	(3,450)
Other assets	1,819	(2,768)
Accounts payable	(6,124)	(911)
Accrued payroll and employee related liabilities	(1,862)	(2,130)
Accrued expenses	3,246	3,012
Deferred revenue	8,036	8,373
Other liabilities	(1,339)	(1,955)
Net cash provided by operating activities	7,702	19,808
Cash flows from investing activities:
Capital expenditures	(1,847)	(1,812)
Payment for acquisition of business, net of acquired cash	(47)	(32,401)
Additions to capitalized software development costs	(4,330)	(2,495)
Net cash used in investing activities	(6,224)	(36,708)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	375,000
Payments of debt issuance costs	—	(9,562)
Purchase of convertible notes capped call hedge	—	(35,100)
Repurchase of convertible notes	—	(58,641)
Proceeds from termination of convertible notes capped call hedge	—	10,650
Stock award shares withheld to settle employee tax withholding liability	(571)	(1,610)
Proceeds from employee stock purchase plan	1,702	2,451
Proceeds from stock option exercises	17	1,604
Other	(19)	—
Net cash provided by financing activities	1,129	284,792
Effect of exchange rates on cash, cash equivalents and restricted cash	(356)	(315)
Net increase in cash, cash equivalents and restricted cash	2,251	267,577
Cash, cash equivalents and restricted cash—beginning of period	492,758	475,630
Cash, cash equivalents and restricted cash—end of period	$495,009	$743,207
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$318
Taxes, net of refunds received	335	674
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisition	—	23,032
Contingent consideration in connection with acquisition	—	9,135
Common stock issued in connection with settlement of convertible notes	—	15,650
Debt issuance costs included in accrued expenses	—	1,078
Capitalized assets included in accounts payable and accrued expenses	1,195	100
Stock-based compensation capitalized for software development costs	230	85

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.

Effective January 1, 2022, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as discussed in this Note 2 and Note 9.

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in the Company’s revenue transactions, allowances for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations, convertible senior notes, and certain market-based performance equity awards.

There have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. There continue to be uncertainties with respect to macroeconomic conditions as a result of the pandemic and otherwise and there may be future periods of global instability and volatility in markets where the Company conducts business which could cause changes to estimates as a result of the financial circumstances. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the timing of revenue recognition resulting from potential implementation delays, evaluating the recoverability of long-lived assets with finite useful lives for impairment and estimates of credit losses for accounts receivables and contract assets. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. As of the date of issuance of these financial statements, the Company’s results of operations have not been significantly impacted by the COVID-19 pandemic; however, the Company continues to monitor the situation.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2022 and 2021. No single customer comprised more than 10% of the Company’s gross accounts receivable as of March 31, 2022. One customer comprised approximately 10% of the Company’s gross accounts receivable balance at December 31, 2021.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Recently Adopted Accounting Pronouncements

ASU 2021-10

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted ASU 2021-10 on January 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2021-04

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 requires accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The recognition of the modification depends on the nature of the transaction in which the equity-classified written call option is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires allocating the effect of the option modification to each element. The Company adopted ASU 2021-04 on January 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the standard on January 1, 2022 using the modified retrospective approach.

Upon adoption of ASU 2020-06, the Company no longer separately presents in equity the embedded conversion feature of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) (collective, the “Convertible Senior Notes”). Instead, the Company accounts for the Convertible Senior Notes wholly as debt. Applying the separation models prior to the adoption of ASU 2020-06 to the Convertible Senior Notes involved the recognition of a debt discount, which was amortized to interest expense via the effective interest method. The elimination of the cash conversion model will reduce reported interest expense in periods subsequent to adoption.

Adoption of ASU 2020-06 resulted in an adjustment to the carrying amount of the convertible senior notes, deferred tax liabilities, additional paid-in capital and a cumulative catch-up adjustment to the opening balance of accumulated deficit; however, prior-period information, including basic and diluted loss per share of common stock, has not been adjusted as a result of applying the modified retrospective approach and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASU 2020-06 had no impact on total cash provided from or used in operating, financing, or investing activities in the Company’s condensed consolidated statements of cash flows. For details on the impact of the Company’s adoption of ASU 2020-06, see Note 9.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Accounts receivable amortized cost	$116,257	$127,917
Allowance for credit losses	(6,773)	(6,922)
Net accounts receivable	$109,484	$120,995

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$(6,922)	$(3,788)
Provision for expected credit losses	(149)	(1,012)
Write-offs, net	298	28
Balance, end of period	$(6,773)	$(4,772)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Contract asset amortized cost	$8,058	$8,569
Allowance for credit losses	(1,270)	(1,160)
Net contract asset	$6,788	$7,409

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$(1,160)	$(398)
Provision for expected credit losses	(110)	(444)
Balance, end of period	$(1,270)	$(842)

Credit loss expense was $0.2 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$(250)	$(175)
Write-offs	—	26
Balance, end of period	$(250)	$(149)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	March 31, 2022	December 31, 2021
Furniture and equipment	5	$2,691	$2,530
Leasehold improvements (1)	9	8,238	7,842
System hardware	5	1,671	1,357
Office computers	3	9,431	8,783
Computer and system software	3	2,599	2,694
		24,630	23,206
Less accumulated depreciation and amortization		(12,109)	(11,021)
Property and equipment, net		$12,521	$12,185

(1)	Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.1 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of March 31, 2022	$79,602	3 years	$(55,101)	$24,501
As of December 31, 2021	75,042	3 years	(52,322)	22,720

The Company capitalized software development costs of $4.6 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.

Amortization expense for capitalized software development costs was $2.8 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2022, for each of the following years is as follows (in thousands):

2022 (for the remaining nine months)	$8,854
2023	9,160
2024	6,123
2025	364
$24,501

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2022 and year ended December 31, 2021, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,751	$—	$—	$409,751
Total financial assets	$409,751	$—	$—	$409,751
Liabilities:
Contingent consideration	$—	$—	$6	$6
Total financial liabilities	$—	$—	$6	$6

	As of December 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,692	$—	$—	$409,692
Total financial assets	$409,692	$—	$—	$409,692
Liabilities:
Contingent consideration	$—	$—	$59	$59
Total financial liabilities	$—	$—	$59	$59

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2022.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	$19,331

Fair value at December 31, 2021	$59
Adjustment for Anvil acquisition	(52)
Foreign currency translation	(1)
Fair value at March 31, 2022	$6

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

During the three months ended March 31, 2022, as a result of assessing the probabilities of payment for the potential contingent consideration for The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) through June 30, 2023, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in the amount of $0.1 million.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of March 31, 2022 and December 31, 2021, the fair value of the 2026 Notes was determined to be $326.7 million and $318.3 million, respectively, and the principal amount of the notes was $375.0 million for each period. As of March 31, 2022 and December 31, 2021, the fair value of 2024 Notes was determined to be $407.9 million and $440.6 million, respectively, and the principal amount of the notes was $450.0 million for each period. As of March 31, 2022 and December 31, 2021, the fair value of the 2022 Notes was determined to be $11 thousand and $16 thousand, respectively, and the principal amount of the notes was $8 thousand for each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$531,163
Acquisition initial value adjustment	(1,602)
Foreign currency translation	(4,297)
Balance at March 31, 2022	$525,264

There were no impairments recorded against goodwill during the three months ended March 31, 2022 and for the year ended December 31, 2021.

Intangible assets consisted of the following (in thousands):

			As of March 31, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,010	3.41	$(19,318)	$23,692
Tradenames	26,138	4.02	(12,462)	13,676
Customer relationships	217,780	8.35	(46,277)	171,503
Total intangible assets	$286,928		$(78,057)	$208,871

			As of December 31, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,178	3.41	$(16,214)	$26,964
Tradenames	28,250	4.13	(12,779)	15,471
Customer relationships	219,850	8.30	(42,966)	176,884
Total intangible assets	$291,278		$(71,959)	$219,319

Amortization expense for intangible assets was $11.6 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded amortization expense attributed to developed technology within cost of revenue of $3.2 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company retired $5.4 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of March 31, 2022, for each of the next five years and thereafter is as follows (in thousands):

2022 (for the remaining nine months)	$32,736
2023	39,454
2024	34,005
2025	27,533
2026	21,415
Thereafter	53,728
$208,871

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

For the year ended December 31, 2021, the Company incurred transaction costs of $1.5 million in connection with the xMatters acquisition.

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.5 million. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million consideration loan notes. On November 10, 2021, the Company issued 574,639 newly issued shares of the Company’s common stock to settle consideration loan notes issued on the acquisition date. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, the Company preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. During the three months ended March 31, 2022, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in general and administrative expenses in the condensed consolidated statements of operations in the amount of $0.1 million. The Company acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2022 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities, deferred revenue and intangible assets, along with the opening working capital accounts, which could have a material impact on the Company’s results of operations and financial position.

During the three months ended March 31, 2022, the Company recognized an increase of $2.0 million in customer relationship intangible assets, a $0.5 million increase in deferred tax liabilities and a $1.6 million decrease to goodwill.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Anvil made by the Company (in thousands):

Anvil
Assets acquired
Accounts receivable	$2,361
Property and equipment	204
Trade names	2,600
Acquired technology	3,800
Customer relationships	25,280
Goodwill	127,247
Other assets	5,022
Total assets acquired	166,514
Liabilities assumed
Accounts payable	837
Accrued expenses	934
Deferred revenue	3,365
Deferred tax liabilities	6,119
Other liabilities	1,633
Net assets acquired	$153,626
Consideration paid
Cash paid, net of cash acquired	$63,911
Consideration loan notes issued	89,655
Contingent consideration	60
Total	$153,626

The weighted average useful life of all identified acquired intangible assets is 8.07 years. The average useful lives for acquired technologies, customer relationships and trade names are 4.0 years, 9.0 years and 5.0 years, respectively. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method. The straight-line method of amortization represents the Company’s best estimate of the period of expected cash flows of the identifiable intangible assets.

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

For the year ended December 31, 2021, the Company incurred transaction costs of $1.4 million in connection with the Anvil acquisition.

(9) Convertible Senior Notes

Adoption of ASU 2020-06

On January 1, 2022, the Company adopted ASU 2020-06 and applied it to its Convertible Senior Notes using the modified retrospective method. Adoption of ASU 2020-06 resulted in an adjustment to convertible senior notes, deferred tax liabilities, additional paid-in capital and accumulated deficit. The Company recognized the cumulative effect of initially applying ASU 2020-06 as an adjustment to the opening balance of accumulated deficit. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2022 balance sheet for the adoption of ASU 2020-06 was as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
BALANCE SHEET
Liabilities and Stockholders’ Equity
Convertible senior notes, current	$8	$—	$8
Convertible senior notes, non-current	665,695	142,836	808,531
Deferred tax liabilities	16,082	(4,858)	11,224
Additional paid-in capital	853,664	(185,141)	668,523
Accumulated deficit	(388,112)	47,162	(340,950)

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

As of March 31, 2022, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2026 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(8,352)	(97,261)
Net carrying amount	$366,648	$277,739
Equity component (1)	—	99,000

(1)

Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of debt discount and transaction costs	$522	$1,056

Effective interest rates were 0.6% and 7.3% for the three months ended March 31, 2022 and 2021, respectively.

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (prior to the adoption of ASU 2020-06, carrying value excluded the equity component of the Company’s 2026 Notes classified in equity) were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$326,681	$366,648	$318,311	$277,739

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $43.64 on March 31, 2022, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of January 1, 2022, the 2024 Notes were not convertible at the option of the debt holder. The 2024 Notes are classified as long-term on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(6,958)	(62,044)
Net carrying amount	$443,042	$387,956
Equity component (1)	—	86,133

(1)

Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
0.125% coupon	$141	$141
Amortization of debt discount and transaction costs	636	4,639
	$777	$4,780

Effective interest rates were 0.7% and 5.2% for the three months ended March 31, 2022 and 2021, respectively.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (prior to the adoption of ASU 2020-06, carrying value excluded the equity component of the Company’s 2024 Notes classified in equity) were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$407,858	$443,042	$440,564	$387,956

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $43.64 on March 31, 2022, the if-converted value of the 2024 Notes was less than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding June 30, 2018, the 2022 Notes were convertible at the option of the debt holder as of September 30, 2018 and continued to be convertible at the option of the debt holder through March 31, 2022. Based on the market price of the Company’s common stock during the 30 trading days preceding March 31, 2022, the 2022 Notes were not convertible at the option of the debt holder from April 1, 2022 through May 1, 2022.

The 2022 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Liability component:
Principal	$8	$8
Less: debt discount, net of amortization	—	—
Net carrying amount	$8	$8
Equity component (1)	—	(39,358)

(1)

Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $0.8 million transaction costs in equity. Additional paid-in capital as of December 31, 2021 also included $2.7 million and $36.7 million, respectively, market premium representing the excess of the total consideration delivered over the fair value of the liability recognized related to the $58.6 million and $23.0 million, respectively, principal balance extinguishment of the 2022 Notes in March 2021 and December 2019.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
1.50% coupon	$—	$106
Amortization of debt discount and transaction costs	—	618
	$—	$724

Effective interest rates were 2.2% and 6.9% for the three months ended March 31, 2022 and 2021, respectively.

The fair value of the 2022 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2022 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (prior to the adoption of ASU 2020-06, carrying value excluded the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$11	$8	$16	$8

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations.

Based on the closing price of the Company’s common stock of $43.64 on March 31, 2022, the if-converted value of the 2022 Notes was more than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of March 31, 2022 (in thousands):

	Remainder of 2022	2023-2024	2025-2026	Total
Debt obligations	$8	$450,000	$375,000	$825,008

Debt obligations include the principal amount of the 2026 Notes, 2024 Notes and 2022 Notes but exclude interest payments to be made under the 2026 Notes, 2024 Notes and 2022 Notes. Although the 2026 Notes, 2024 Notes and 2022 Notes mature in 2026, 2024 and 2022, respectively, they can be converted into cash and shares of the Company’s common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes, 2024 Notes and 2022 Notes balance excludes debt discount capitalized on the balance sheet.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2022, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2022, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At March 31, 2022 and December 31, 2021, there were 39,504,354 and 39,389,733 shares of common stock issued and outstanding, respectively.

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

For the three months ended March 31, 2022 and 2021, 58,747 and 23,499 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unrecognized compensation cost related to the 2016 ESPP was $0.6 million which will be amortized over a weighted-average period of 0.42 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50
Expected volatility (2)	65%	60%
Risk-free interest rate (3)	0.86%	0.06%
Dividend rate (4)	0%	0%

(1)	The expected term represents the contractual term of the 2016 ESPP;
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

There were no stock options granted during the three months ended March 31, 2022 and 2021. The Company recorded stock-based compensation expense of $0.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, attributed to stock options.

The total intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was less than $0.1 million and $6.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2022 and 2021, the total intrinsic value of all outstanding options was $3.1 million and $21.5 million, respectively.

Total unrecognized compensation cost related to nonvested stock options was less than $0.1 million as of March 31, 2022 and is expected to be recognized over a weighted average period of 0.07 years. The amount of cash received from the exercise of stock options during the three months ended March 31, 2022 and 2021 was less than $0.1 million and $1.6 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2021	157,740	$23.83
Exercised	(725)	24.58
Forfeited	(125)	33.06
Outstanding at March 31, 2022	156,890	23.82

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of March 31, 2022
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	156,890	4.85	$23.82
Vested and expected to vest	156,884	4.85	23.82
Exercisable	152,741	4.81	23.27

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2022	152,741	$23.27	4,149	$44.20

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 1,268,273 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 62,976 RSUs that vested during the three months ended March 31, 2022. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the three months ended March 31, 2022 and 2021 were $39.78 and $132.34, respectively. The fair values of RSUs that vested during the three months ended March 31, 2022 and 2021, were $5.4 million and $4.0 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded $7.0 million and $5.9 million, respectively, of stock-based compensation related to the RSUs.

As of March 31, 2022, there was $87.5 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.55 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

On February 9, 2022, the Compensation Committee of the Company’s Board of Directors approved a modification to the performance thresholds of the Company’s performance-based restricted stock unit (“PSU”) awards which affected 785 grantees and excluded our Named Executive Officers for 2021. The modified PSUs vest based on the Company achieving certain revenue growth thresholds which range from 1% to 40% compounded annual growth over the measurement period. For the portion of the PSUs where the expectation of the achievement of performance conditions changed from improbable prior to the modification to probable post-modification, the Company accounted for this change as a Type III modification under ASC 718, Compensation—Stock Compensation. The modification date fair value for the PSUs was $55.31. As of the modification date, total incremental stock-based compensation expense was $17.5 million which will be recognized over the remaining service periods of the PSU less subsequent forfeitures.

During the three months ended March 31, 2022, the Company granted 379,229 PSUs to members of its management pursuant to the 2016 Plan. There were 5,584 PSUs that vested during the three months ended March 31, 2022. The PSUs, other than those modified on February 9, 2022 as described above, generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the three months ended March 31, 2022, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $36.59 to $55.31 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the three months ended March 31, 2022 and 2021 were $38.79 and $133.06, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized a credit of $(1.4 million) and $5.9 million, respectively, of stock compensation expense in connection with the PSU awards. During the three months ended March 31, 2022, prior to the PSU modification, as a result of forecasted decreases in the compounded annual growth rate, the Company reduced the expected achievement of performance metrics and recognized a reduction in stock-based compensation expense. This reduction was partially offset by the incremental compensation expense recognized for the modified PSUs. As of March 31, 2022, there was $28.7 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 2.00 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2021	1,579,738
Granted	1,647,502
Vested	(68,560)
Forfeited	(307,617)
Outstanding at March 31, 2022	2,851,063

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. The grant date fair value of the market-based grants was $0.4 million. The key estimates used in the Monte-Carlo simulation were a risk-free rate of 1.97%, dividend yield of zero, expected term of 1.50 years and volatility of 58%. During the three months ended March 31, 2022, the Company recognized an immaterial amount of stock compensation expense in connection with these awards. As of March 31, 2022, there was $0.4 million of unrecognized compensation expense related to the market-based grants which is expected to be recognized over approximately 0.22 years.

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$817	$999
Sales and marketing	1,295	3,742
Research and development	1,723	2,028
General and administrative	2,249	5,916
Total	$6,084	$12,685

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021
Convertible senior notes	6,080,480	6,125,864
Stock-based compensation grants	3,007,953	1,602,837
Total	9,088,433	7,728,701

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2022 was 6.7 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended March 31, 2022 and 2021, the Company recorded a benefit from income taxes of $1.1 million and a benefit from income taxes of $5.8 million, respectively, resulting in an effective tax rate of 5.35% and an effective rate of 21.06%, respectively. The benefit of $1.1 million generated in the three months ended March 31, 2022, was primarily generated by losses in foreign jurisdiction which are expected to be realized in the current or future years. For the three months ended March 31, 2021, there were deferred tax liabilities recognized in connection with the preliminary purchase accounting for the Company’s completed acquisitions. Certain of such deferred tax liabilities will be a source of future taxable income to realize a portion of Company’s deferred tax assets, which resulted in a discrete tax benefit of approximately $5.8 million related to U.S. acquired entities being recognized during the three months ended March 31, 2021.

As of March 31, 2022, the Company had gross tax-effected unrecognized tax provision of $1.8 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2022 and 2021, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess the Company’s financial and operational performance. Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer and Interim Co-Chief Executive Officer, and Vernon Irvin, Executive Vice President, Chief Revenue Officer and Interim Co-Chief Executive Officer are interim CODMs of the Company. While the Company has applications that address multiple use cases, the Company’s applications generally operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended March 31,
Primary Geographic Markets	2022	2021
United States	$72,069	$57,465
International	28,306	24,745
Total	$100,375	$82,210

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription services	$91,855	$70,432
Professional services	6,541	5,940
Software licenses and other	1,979	5,838
Total	$100,375	$82,210

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $16.1 million and $15.8 million as of March 31, 2022 and December 31, 2021, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $18.9 million and $17.0 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, amortization expense for the deferred costs was $4.0 million and $3.7 million, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

Deferred Revenue

During the three months ended March 31, 2022 and 2021, $83.7 million and $59.7 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended March 31, 2022 and 2021, $4.0 million and $4.5 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of March 31, 2022, approximately $450.3 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $284.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of March 31, 2022, approximately $19.1 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $16.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	March 31, 2022	December 31, 2021
Balance sheet information
ROU assets	$16,781	$18,160
Lease liabilities, current	$6,321	$6,356
Lease liabilities, non-current	13,747	15,328
Total lease liabilities	$20,068	$21,684
Supplemental data
Weighted average remaining lease term	4.12 years	4.24 years
Weighted average discount rate	5.98%	5.99%

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in lease liabilities	$2,027	$1,784
ROU assets obtained in exchange for new lease obligations	243	163

Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

Year ending December 31,
2022 (for the remaining nine months)	$5,764
2023	6,530
2024	3,717
2025	2,018
2026	1,877
Thereafter	3,026
Total undiscounted lease payments	22,932
Less: imputed interest	(2,864)
Total lease liabilities	$20,068

The following table presents components of lease expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,608	$1,303
Short-term lease expense(1)	182	166
	1,790	1,469
Less: Sublease income	(23)	—
Total lease expense	$1,767	$1,469

(1)	Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(17) Commitments and Contingencies

Litigation

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund. The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, the status of integrating acquisitions, and the impact of COVID-19 on the Company’s business, which allegedly artificially inflated the price of the Company’s stock during the period November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company believes that the allegations and claims made in this lawsuit are wholly without merit and intends to defend the action vigorously. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

From time to time the Company may become involved in other legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of ordinary course litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Employee Contracts

The Company has entered into employment contracts with certain of the Company’s executive officers which provide for at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

(18) Subsequent Event

2022 Strategic Realignment

On May 3, 2022, the Board of Directors of the Company approved a program (the “2022 Strategic Realignment”) to strategically realign the Company’s resources in order to accelerate and grow the Company’s investments in the Company’s largest growth opportunities while streamlining the Company’s operations. This program is in support of the 2022 strategic initiatives to simplify the Company’s business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend.

The 2022 Strategic Realignment charges will result in future cash expenditures of approximately $13 million to $21 million the majority of which the Company expects to be paid during fiscal 2022 with the remainder paid through fiscal 2028. The 2022 Strategic Realignment is expected to be substantially completed by the first half of fiscal 2023. The Company expects to record approximately $5 million to $9 million in restructuring charges associated with the 2022 Strategic Realignment, including employee termination benefits, costs to consolidate facilities and other costs. The Company also expects to incur $8 million to $12 million in business transformation costs associated with the 2022 Strategic Realignment, including employee retention costs, professional fees and investments in automation and technology.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 pandemic and its impact on the global economy and our financial results; expected expenses, cash charges and cost savings; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, our ability to implement and achieve cost savings and the other operational and personnel changes described herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,224 customers as of March 31, 2022. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of March 31, 2022, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 42% of our revenue in 2021 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $100.4 million and $82.2 million for the three months ended March 31, 2022 and 2021, respectively, representing a period-over-period increase of 22%. We had net losses of $19.1 million and $21.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, 21% and 23% of our customers, respectively, were located outside of the United States. These customers generated 28% and 30% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Recent Developments

2022 Strategic Realignment

On May 3, 2022, our Board of Directors approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend.

Performance-Based Restricted Stock Unit Modification

On February 9, 2022, the Compensation Committee of our Board of Directors approved a modification to the performance thresholds of our performance-based restricted stock unit (“PSU”) awards which affected 785 grantees and excluded our Named Executive Officers for 2021. The modified PSUs vest based on certain revenue growth thresholds which range from 1% to 40% compounded annual growth over the measurement period. The modification date fair value for the PSUs was $55.31. Incremental stock-based compensation expense of $17.5 million will be recognized over the remaining service periods of the PSUs.

Impacts of COVID-19 to Our Business

During the three months ended March 31, 2022, financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We have taken, and continue to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the evolving nature of the situation, we are not able at this time to estimate the future impact of the pandemic on our financial results and operations, but the impact could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

We report our financial results as one operating segment. Our operating results are regularly reviewed on a consolidated basis by our chief executive officer, who is our chief operating decision maker (“CODM”), principally to make strategic decisions regarding how we allocate our resources and to assess our consolidated operating performance. Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer and Interim Co-Chief Executive Officer, and Vernon Irvin, Executive Vice President, Chief Revenue Officer and Interim Co-Chief Executive Officer are our interim CODMs.

Adoption of Accounting Standards Update 2020-06

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adopted the standard on January 1, 2022 using the modified retrospective approach. Upon adoption of ASU 2020-06, we no longer separately present in equity the embedded conversion feature of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) (collective, the “Convertible Senior Notes”). Instead, we account for the Convertible Senior Notes wholly as debt. Applying the separation models prior to the adoption of ASU 2020-06 to the Convertible Senior Notes involved the recognition of a debt discount, which was amortized to interest expense via the effective interest method. The elimination of the cash conversion model will reduce reported interest expense in periods subsequent to adoption.

During the three months ended March 31, 2022, we recognized amortization of deferred costs in interest expense based on ASU 2020-06. As we adopted the standard using the modified retrospective approach, periods prior to our adoption have not been recast and are not directly comparable. See Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASU 2020-06.

Components of Results of Operations

Revenue

We derive most of our revenue from the sale of subscriptions to our critical event management and enterprise safety applications.

We generally bill and collect payment for our subscriptions annually in advance. All revenue billed in advance of services being delivered is recorded in deferred revenue. The initial subscription period typically ranges from one to three years. We offer varying levels of customer support based on customer needs and the complexity of their businesses, including the level of usage by a customer in terms of minutes or the amount of data used to transmit the notifications. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of premium features and applications that our customers subscribe to and the number of contacts connected to our platform. Our revenue growth in the near-term may be adversely affected by our ability to integrate our recent acquisitions, drive new client adoption and sales of our full suite of solutions.

We also sell professional services, which primarily consist of fees for deployment and optimization services as well as training. In addition, we also sell our software and related post contract support for on premises usage.

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of our subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization. As we add data center capacity and support personnel in advance of anticipated growth, our cost of revenue will increase and, if anticipated revenue growth does not occur, our gross profit will be adversely affected. We expect expenses to increase during fiscal year 2022 as a result of the 2022 Strategic Realignment. After the 2022 Strategic Realignment is implemented, we expect a reduction in operational costs.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options, restricted stock units, performance-based restricted stock units, market-based grants and our employee stock purchase plan within the applicable operating expense category based on the equity award recipient’s functional area.

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers or services and amortize these expenses ratably over the period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. We expect expenses to increase during fiscal year 2022 as a result of the 2022 Strategic Realignment. After the 2022 Strategic Realignment is implemented, we expect a reduction in operational costs.

Research and Development

Research and development expense primarily consists of employee-related expenses for research and development staff, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expense also includes the cost of certain third-party services, office related costs to support research and development activities, software subscriptions and hosting costs. We capitalize certain software development costs that are attributable to developing new applications and adding incremental functionality to our platform and amortize these costs over the estimated life of the new application or incremental functionality, which is generally three years. We focus our research and development efforts on improving our applications, developing new applications and delivering new functionality. We expect expenses to increase during fiscal year 2022 as a result of the 2022 Strategic Realignment. After the 2022 Strategic Realignment is implemented, we expect a reduction in operational costs.

General and Administrative

General and administrative expense primarily consists of employee-related expenses for administrative, legal, finance and human resource personnel, including salaries, bonuses, benefits and stock-based compensation expense. General and administrative expense also includes professional fees, insurance premiums, corporate expenses, transaction-related costs, office-related expenses, facility costs, depreciation and amortization and software license costs. In the near term, we expect our general and administrative expense to increase on an absolute dollar basis as we continue to incur the costs associated with being a publicly traded company. We expect expenses to increase during fiscal year 2022 as a result of the 2022 Strategic Realignment. After the 2022 Strategic Realignment is implemented, we expect a reduction in operational costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$100,375	$82,210
Cost of revenue(1)	31,857	25,280
Gross profit	68,518	56,930
Operating expenses:
Sales and marketing(1)	41,816	34,527
Research and development(1)	23,559	18,079
General and administrative(1)	22,336	22,562
Total operating expenses	87,711	75,168
Operating loss	(19,193)	(18,238)
Other expense, net	(958)	(9,364)
Loss before income taxes	(20,151)	(27,602)
Benefit from income taxes	1,078	5,813
Net loss	$(19,073)	$(21,789)

(1)	Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense
Cost of revenue	$817	$999
Sales and marketing	1,295	3,742
Research and development	1,723	2,028
General and administrative	2,249	5,916
Total	$6,084	$12,685

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization expense
Cost of revenue	$6,094	$4,852
Sales and marketing	224	231
Research and development	191	176
General and administrative	8,925	5,584
Total	$15,434	$10,843

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	32%	31%
Gross profit	68%	69%
Operating expenses:
Sales and marketing	42%	42%
Research and development	23%	22%
General and administrative	22%	27%
Total operating expenses	87%	91%
Operating loss	(19)%	(22)%
Other expense, net	(1)%	(11)%
Loss before income taxes	(20)%	(34)%
Benefit from income taxes	1%	7%
Net loss	(19)%	(27)%

(1)	Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$100,375	$82,210	$18,165	22.1%

Revenue increased by $18.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was due to a $18.2 million increase in sales of our products driven by expansion of our customer base from 5,748 customers as of March 31, 2021 to 6,224 customers as of March 31, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$31,857	$25,280	$6,577	26.0%
Gross margin %	68%	69%

Cost of revenue increased by $6.6 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $4.1 million increase in employee-related costs associated with our increased headcount from 374 employees as of March 31, 2021 to 511 employees as of March 31, 2022 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, a $1.2 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $0.9 million increase in hosting, software and messaging costs and other costs as well as a $0.4 million increase in office related expenses.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$41,816	$34,527	$7,289	21.1%
% of revenue	42%	42%

Sales and marketing expense increased by $7.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $4.8 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 505 employees as of March 31, 2021 to 663 employees as of March 31, 2022 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement. The remaining increase was principally the result of a $1.6 million increase in advertising-related costs and trade show expenses, as well as a $0.6 million increase in office related expenses to support the sales team and a $0.3 million increase in software expenses.

Research and Development Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$23,559	$18,079	$5,480	30.3%
% of revenue	23%	22%

Research and development expense increased by $5.5 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $6.7 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 365 employees as of March 31, 2021 to 593 employees as of March 31, 2022 net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, a $0.7 million increase in software related costs and a $0.3 million increase in office related expenses partially offset by a $0.3 million decrease in professional services to support research and development activities. A total of $2.2 million of internally developed software costs during the three months ended March 31, 2021 and $4.1 million of internally developed software costs during the three months ended March 31, 2022 were capitalized, resulting in a $1.9 million offset to the increase in the first quarter of 2022.

General and Administrative Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$22,336	$22,562	$(226)	(1.0)%
% of revenue	22%	27%

General and administrative expense decreased by $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a $2.6 million decrease in employee-related costs resulting from a reduction in stock-based compensation expense due to expected reduced performance metric achievement partially offset by increased employee-related costs due to increased headcount from 171 employees as of March 31, 2021 to 214 employees as of March 31, 2022, a $1.2 million decrease in credit loss expense and a $0.1 million decrease in our contingent consideration obligation. These decreases were offset by a $3.3 million increase in depreciation and amortization and a $0.4 million increase in professional services and office related expenses to support the administrative team.

Other Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$(958)	$(9,364)	$8,406	89.8%
% of revenue	(1)%	(11)%

Other expense, net decreased by $8.4 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $5.3 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of the adoption of ASU 2020-06), a $2.9 million decrease in loss on extinguishment of convertible notes and capped call modification and a $0.2 million decrease in other income (expense), net.

Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from income taxes	$1,078	$5,813	$(4,735)	(81.5)%
% of revenue	1%	7%

A portion of the losses incurred during the three months ended March 31, 2022 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $1.1 million was recorded during the three months ended March 31, 2022 primarily attributable to losses benefited in foreign jurisdictions. The change in income tax benefit of $4.7 million for the three months ended March 31, 2022 as compared to the same period in 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA	$2,553	$5,283
Adjusted gross profit	72,486	60,533
Free cash flow	1,525	15,501

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

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,073)	$(21,789)
Interest and investment expense, net	1,238	6,427
Benefit from income taxes	(1,078)	(5,813)
Depreciation and amortization	15,434	10,843
Loss on extinguishment of convertible notes and capped call modification	—	2,888
Change in fair value of contingent consideration	(52)	42
Stock-based compensation	6,084	12,685
Adjusted EBITDA	$2,553	$5,283

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

	Three Months Ended March 31,
	2022	2021
Gross profit	$68,518	$56,930
Amortization of acquired intangibles	3,151	2,604
Stock-based compensation	817	999
Adjusted gross profit	$72,486	$60,533

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

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$7,702	$19,808
Capital expenditures	(1,847)	(1,812)
Capitalized software development costs	(4,330)	(2,495)
Free cash flow	$1,525	$15,501

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$31,857	$25,280
Amortization of acquired intangibles	(3,151)	(2,604)
Stock-based compensation	(817)	(999)
Non-GAAP cost of revenue	$27,889	$21,677

Gross profit	$68,518	$56,930
Amortization of acquired intangibles	3,151	2,604
Stock-based compensation	817	999
Non-GAAP gross profit	$72,486	$60,533
Non-GAAP gross margin	72.2%	73.6%

Sales and marketing	$41,816	$34,527
Stock-based compensation	(1,295)	(3,742)
Non-GAAP sales and marketing	$40,521	$30,785

Research and development	$23,559	$18,079
Stock-based compensation	(1,723)	(2,028)
Non-GAAP research and development	$21,836	$16,051

General and administrative	$22,336	$22,562
Amortization of acquired intangibles	(8,387)	(5,255)
Change in fair value of contingent consideration	52	(42)
Stock-based compensation	(2,249)	(5,916)
Non-GAAP general and administrative	$11,752	$11,349

Total operating expenses	$87,711	$75,168
Amortization of acquired intangibles	(8,387)	(5,255)
Change in fair value of contingent consideration	52	(42)
Stock-based compensation	(5,267)	(11,686)
Non-GAAP operating expenses	$74,109	$58,185

Operating loss	$(19,193)	$(18,238)
Amortization of acquired intangibles	11,538	7,859
Change in fair value of contingent consideration	(52)	42
Stock-based compensation	6,084	12,685
Non-GAAP operating income (loss)	$(1,623)	$2,348

Net loss	$(19,073)	$(21,789)
Amortization of acquired intangibles	11,538	7,859
Change in fair value of contingent consideration	(52)	42
Stock-based compensation	6,084	12,685
Accretion of interest on convertible senior notes	1,158	6,313
Loss on extinguishment of convertible notes and capped call modification	—	2,888
Income tax adjustments	(250)	(36)
Non-GAAP net income (loss)	$(595)	$7,962

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $492.1 million as of March 31, 2022. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include delays in payments from our customers. The challenges posed by COVID-19 on our business could evolve rapidly. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses and interest payments on our convertible senior notes. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. Our commitments to settle contractual obligations include $825.0 million principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $22.9 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$492,758	$475,630
Cash provided by operating activities	7,702	19,808
Cash used in investing activities	(6,224)	(36,708)
Cash provided by financing activities	1,129	284,792
Effects of exchange rates on cash, cash equivalents and restricted cash	(356)	(315)
Cash, cash equivalents and restricted cash at end of period	$495,009	$743,207

Sources of Funds

Our sources of funds include cash from sales to our customers, along with equity issuances and debt financing arrangements including our 2026 Notes, 2024 Notes and 2022 Notes.

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

Operating activities generated $7.7 million in cash in the three months ended March 31, 2022, primarily as a result of non-cash operating expenses of $20.2 million and $6.5 million in cash provided as a result of changes in operating assets and liabilities which was offset by our net loss of $19.1 million. Specifically, we recognized non-cash charges aggregating to $15.4 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $6.1 million for stock-based compensation, $4.0 million for amortization of deferred commissions, $1.2 million related to the accretion of interest on our convertible senior notes, $0.2 million for provision for credit losses, offset by $6.6 million for deferred income taxes and $0.1 million change in the fair value of our contingent consideration obligation. The net change in operating assets and liabilities of $6.5 million reflected an $11.4 million decrease in accounts receivable, an $8.0 million increase in deferred revenue a $3.2 million increase in accrued expenses and a $1.8 million decrease in other assets. These amounts were offset by a $6.2 million increase in deferred cost, a $6.1 million decrease in accounts payable, a $2.4 million increase in prepaid expenses, a $1.9 million decrease in accrued payroll and employee related liabilities and a $1.3 million decrease in other liabilities.

Operating activities generated $19.8 million in cash in the three months ended March 31, 2021, primarily as a result of non-cash operating expenses of $31.2 million and $10.4 million in cash provided as a result of changes in operating assets and liabilities which was offset by our net loss of $21.8 million. Specifically, we recognized non-cash charges aggregating to $12.7 million for stock-based compensation, $10.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $6.3 million related to the accretion of interest on our convertible senior notes, $3.7 million for amortization of deferred commissions, $2.9 million loss on extinguishment of convertible notes and capped call modification, $1.6 million for provision for credit losses, offset by $6.7 million for deferred income taxes and $0.1 million in other non-cash adjustments. The net change in operating assets and liabilities of $10.4 million reflected an $11.5 million decrease in accounts receivable, an $8.4 million increase in deferred revenue and a $3.0 million increase in accrued expenses. These amounts were offset by a $3.5 million increase in deferred cost, a $2.8 million increase in other assets, a $2.1 million decrease in accrued employee related expenses due to timing of payments to employees, a $2.0 million net decrease in other liabilities, a $1.2 million increase in prepaid expenses for upfront payments made for prepaid software and insurance and a $0.9 million decrease in accounts payable.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses and purchase and sales of short-term investments.

Investing activities used $6.2 million in cash in the three months ended March 31, 2022, which consists of a $4.3 million investment in software development, a $1.8 million in purchases of property and equipment and $0.1 million in other investing activities.

Investing activities used $36.7 million in cash in the three months ended March 31, 2021, which consists of $32.4 million of cash paid for the acquisition of Red Sky Technologies Inc., a $2.5 million investment in software development and $1.8 million in purchases of property and equipment.

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

Financing activities provided $1.1 million of cash in the three months ended March 31, 2022, which reflects $1.7 million from the issuance of stock under our employee stock purchase plan offset by a $0.6 million payment for employee withholding taxes related to the issuance of restricted stock units.

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

Critical Accounting Estimates

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

Except for the adoption of ASU 2020-06, there have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2022, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2022.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $8 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In the second quarter of 2018, the last reported sale price of our common stock was at least 130% of the conversion price of the 2022 Notes for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter, resulting in the 2022 Notes becoming convertible at the option of the holder during the third quarter of 2018. Based on the market price of the Company’s common stock during the 30 trading days preceding March 31, 2022, the 2022 Notes were not convertible at the option of the debt holder from April 1, 2022 through May 1, 2022. The 2026 Notes and 2024 Notes were not convertible at March 31, 2022.

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

We had cash and cash equivalents of $492.1 million as of March 31, 2022, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund. The lawsuit alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the information we provided to investors regarding our organic and inorganic revenue growth, the status of integrating acquisitions, and the impact of COVID-19 on our business, which allegedly artificially inflated the price of our stock during the period November 4, 2019 to February 24, 2022. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and intend to defend the action vigorously. Even if we were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of our management and key personnel from our business operations. During the course of the litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could materially and adversely affect our business, financial condition, results of operations, and cash flows.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Except for the claim described above, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. Except as set forth below, during the three months ended March 31, 2022, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

Implementation of our 2022 Strategic Realignment or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

On May 3, 2022, our Board of Directors approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. We expect to record in the aggregate approximately $5 million to $9 million in restructuring charges associated with the 2022 Strategic Realignment and $8 million to $12 million in business transformation costs associated with the 2022 Strategic Realignment. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed by the first half of fiscal 2023.

Although we believe that the 2022 Strategic Realignment will reduce overhead costs, enhance operational simplicity, and result in improved Adjusted EBITDA, we cannot guarantee that the 2022 Strategic Realignment will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the continuing impact of the 2022 Strategic Realignment also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits or synergies of the 2022 Strategic Realignment, our business, financial condition, cash flows and results of operations could be negatively impacted.

Activist investor actions threatened or commenced against us could cause us to incur substantial costs, divert management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, financial position and results of operations.

In connection with the upcoming 2022 Annual Meeting of our Shareholders (the “2022 Annual Meeting”), Ancora Holdings Group, LLC (together with its affiliates, “Ancora”), has announced that it intends to withhold support for four directors nominated by the Board of Directors for reelection. In addition, Ancora has made multiple public statements in recent months regarding the Company’s strategy, Board of Directors and management team. These types of actions pursued by Ancora or other shareholders, including any future proxy contests, could conflict with our strategic direction, could divert the attention of our Board of Directors, management, and employees, be costly and time-consuming, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of shareholder actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.

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

Everbridge, Inc.

Date: May 9, 2022	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President, Chief Financial Officer and Interim Co-Chief Executive Officer

Date: May 9, 2022	By:	/s/ Vernon Irvin
Vernon Irvin
Executive Vice President, Chief Revenue Officer and Interim Co-Chief Executive Officer