Form 10-Q
period 2022-06-30
EVERBRIDGE, INC.
filed 2022-08-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 39,732,676 shares of common stock issued and outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$474,634	$488,035
Restricted cash	2,029	3,880
Accounts receivable, net	97,781	120,995
Prepaid expenses	15,948	13,740
Deferred costs and other current assets	28,159	28,469
Total current assets	618,551	655,119
Property and equipment, net	10,688	12,185
Capitalized software development costs, net	25,547	22,720
Goodwill	507,818	531,163
Intangible assets, net	192,711	219,319
Restricted cash	816	843
Prepaid expenses	1,776	1,916
Deferred costs and other assets	31,822	35,750
Total assets	$1,389,729	$1,479,015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,240	$16,002
Accrued payroll and employee related liabilities	28,542	36,725
Accrued expenses	14,761	13,884
Deferred revenue	221,782	223,579
Convertible senior notes	8	8
Other current liabilities	13,442	14,132
Total current liabilities	289,775	304,330
Long-term liabilities:
Deferred revenue, noncurrent	11,452	14,261
Convertible senior notes	810,855	665,695
Deferred tax liabilities	3,798	16,082
Other long-term liabilities	10,558	15,958
Total liabilities	1,126,438	1,016,326
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,677,100 and 39,389,733 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	40	39
Additional paid-in capital	690,903	853,664
Accumulated deficit	(396,205)	(388,112)
Accumulated other comprehensive loss	(31,447)	(2,902)
Total stockholders’ equity	263,291	462,689
Total liabilities and stockholders’ equity	$1,389,729	$1,479,015

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$102,986	$86,649	$203,361	$168,859
Cost of revenue	33,239	27,665	65,096	52,945
Gross profit	69,747	58,984	138,265	115,914
Operating expenses:
Sales and marketing	45,359	41,483	87,175	76,010
Research and development	26,619	20,251	50,178	38,330
General and administrative	27,093	24,664	49,429	47,226
Restructuring	6,742	—	6,742	—
Total operating expenses	105,813	86,398	193,524	161,566
Operating loss	(36,066)	(27,414)	(55,259)	(45,652)
Other expense, net:
Interest and investment income	679	100	741	233
Interest expense	(1,307)	(9,655)	(2,607)	(16,215)
Loss on extinguishment of convertible notes and capped call modification	—	(37)	—	(2,925)
Other income (expense), net	(189)	(602)	91	(651)
Total other expense, net	(817)	(10,194)	(1,775)	(19,558)
Loss before income taxes	(36,883)	(37,608)	(57,034)	(65,210)
Benefit from income taxes	701	3,787	1,779	9,600
Net loss	$(36,182)	$(33,821)	$(55,255)	$(55,610)
Net loss per share attributable to common stockholders:
Basic	$(0.91)	$(0.89)	$(1.40)	$(1.49)
Diluted	$(0.91)	$(0.89)	$(1.40)	$(1.49)
Weighted-average common shares outstanding:
Basic	39,571,647	38,014,107	39,501,058	37,204,958
Diluted	39,571,647	38,014,107	39,501,058	37,204,958

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,182)	$(33,821)	$(55,255)	$(55,610)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(23,185)	1,231	(28,545)	(1,366)
Total comprehensive loss	$(59,367)	$(32,590)	$(83,800)	$(56,976)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	40	675,984	(360,023)	(8,262)	307,739
Stock-based compensation	—	—	16,578	—	—	16,578
Vesting of restricted stock units and performance-based restricted stock units	219,765	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(50,305)	—	(1,724)	—	—	(1,724)
Exercise of stock options	3,286	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(23,185)	(23,185)
Net loss	—	—	—	(36,182)	—	(36,182)
Balance at June 30, 2022	39,677,100	$40	$690,903	$(396,205)	$(31,447)	$263,291

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	38	671,434	(315,105)	213	356,580
Issuance of common stock in connection with acquisition	555,332	—	64,482	—	—	64,482
Issuance of common stock for contingent consideration	6,188	—	720	—	—	720
Stock-based compensation	—	—	15,635	—	—	15,635
Vesting of restricted stock units and performance-based restricted stock units	65,364	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(9,929)	—	(1,233)	—	—	(1,233)
Exercise of stock options	22,898	—	559	—	—	559
Settlement of convertible notes due 2022	36,633	—	1,176	—	—	1,176
Other comprehensive income	—	—	—	—	1,231	1,231
Net loss	—	—	—	(33,821)	—	(33,821)
Balance at June 30, 2021	38,288,685	$38	$752,773	$(348,926)	$1,444	$405,329

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,255)	$(55,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,691	23,854
Amortization of deferred costs	8,740	7,184
Deferred income taxes	(7,568)	(9,778)
Accretion of interest on convertible senior notes	2,324	15,821
(Gain) Loss on disposal of assets	934	(1)
Loss on extinguishment of convertible notes and capped call modification	—	2,925
Provision for credit losses and sales reserve	278	1,905
Stock-based compensation	22,295	28,190
Other non-cash adjustments	(57)	(31)
Changes in operating assets and liabilities:
Accounts receivable	23,031	19,312
Prepaid expenses	(2,068)	(922)
Deferred costs	(10,530)	(8,107)
Other assets	6,223	(850)
Accounts payable	(4,187)	(60)
Accrued payroll and employee related liabilities	(7,971)	(5,320)
Accrued expenses	1,837	971
Deferred revenue	(4,526)	(180)
Other liabilities	(6,413)	(4,632)
Net cash provided by (used in) operating activities	(2,222)	14,671
Cash flows from investing activities:
Capital expenditures	(2,726)	(2,128)
Payment for acquisition of business, net of acquired cash	(47)	(197,666)
Additions to capitalized software development costs	(7,436)	(6,082)
Net cash used in investing activities	(10,209)	(205,876)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	375,000
Payments of debt issuance costs	—	(10,391)
Purchase of convertible notes capped call hedge	—	(35,100)
Repurchase of convertible notes	—	(58,641)
Proceeds from termination of convertible notes capped call hedge	—	10,650
Stock award shares withheld to settle employee tax withholding liability	(2,295)	(2,843)
Proceeds from employee stock purchase plan	1,702	2,451
Proceeds from stock option exercises	82	2,163
Other	(38)	—
Net cash provided by (used in) financing activities	(549)	283,289
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,299)	588
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,279)	92,672
Cash, cash equivalents and restricted cash—beginning of period	492,758	475,630
Cash, cash equivalents and restricted cash—end of period	$477,479	$568,302
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$281	$610
Taxes, net of refunds received	1,179	935
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisition	—	87,514
Contingent consideration in connection with acquisition	—	9,135
Common stock issued in connection with contingent consideration payment	—	720
Common stock issued in connection with settlement of convertible notes	—	16,826
Stock-based compensation capitalized for software development costs	865	215
Other non-cash activities	355	470

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021. One customer comprised approximately 10% of the Company’s gross accounts receivable balance at June 30, 2022 and December 31, 2021. Subsequent to June 30, 2022, the Company received payment from the customer reducing the gross accounts receivable balance to less than 10%.

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

Significant Accounting Policies

Except for the accounting policies for restructuring charges, as set forth below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Restructuring Charges

Restructuring charges include costs directly associated with exit or disposal activities. Restructuring actions require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction, the value of lease and contract cancellation and other exit costs. Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. A liability for contract termination fees is recognized in the period in which the Company terminates the contract. The Company evaluates and adjusts these costs for changes in circumstances as additional information becomes available.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Accounts receivable amortized cost	$104,466	$127,917
Allowance for credit losses	(6,685)	(6,922)
Net accounts receivable	$97,781	$120,995

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$(6,773)	$(4,772)	$(6,922)	$(3,788)
Provision for expected credit losses	(247)	(405)	(396)	(1,417)
Write-offs, net	335	(66)	633	(38)
Balance, end of period	$(6,685)	$(5,243)	$(6,685)	$(5,243)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Contract asset amortized cost	$7,813	$8,569
Allowance for credit losses	(1,067)	(1,160)
Net contract asset	$6,746	$7,409

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$(1,270)	$(842)	$(1,160)	$(398)
Provision for expected credit losses, net	169	(29)	38	(473)
Write-offs	34	30	55	30
Balance, end of period	$(1,067)	$(841)	$(1,067)	$(841)

Credit loss expense was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Credit loss expense was $0.3 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Subsequent to June 30, 2022, the Company received payment from a customer reducing accounts receivable provision for expected credit losses and credit loss expense by $1.4 million.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$(250)	$(149)	$(250)	$(175)
Additions	(1)	(259)	(1)	(259)
Write-offs	—	8	—	34
Balance, end of period	$(251)	$(400)	$(251)	$(400)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	June 30, 2022	December 31, 2021
Furniture and equipment	5	$2,498	$2,530
Leasehold improvements (1)	9	7,169	7,842
System hardware	5	1,616	1,357
Office computers	3	9,766	8,783
Computer and system software	3	2,578	2,694
		23,627	23,206
Less accumulated depreciation and amortization		(12,939)	(11,021)
Property and equipment, net		$10,688	$12,185

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.3 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense for property and equipment was $2.4 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company recognized $0.9 million of loss on disposal of assets related to the 2022 Strategic Realignment (as defined in Note 18). See Note 18 for details on the 2022 Strategic Realignment.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of June 30, 2022	$83,331	3 years	$(57,784)	$25,547
As of December 31, 2021	75,042	3 years	(52,322)	22,720

The Company capitalized software development costs of $8.3 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization expense for capitalized software development costs was $2.7 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for capitalized software development costs was $5.5 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of June 30, 2022, for each of the following years is as follows (in thousands):

2022 (for the remaining six months)	$6,508
2023	10,371
2024	7,334
2025	1,334
$25,547

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2022 and year ended December 31, 2021, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$410,412	$—	$—	$410,412
Total financial assets	$410,412	$—	$—	$410,412
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

	As of December 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,692	$—	$—	$409,692
Total financial assets	$409,692	$—	$—	$409,692
Liabilities:
Contingent consideration	$—	$—	$59	$59
Total financial liabilities	$—	$—	$59	$59

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended June 30, 2022.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	19,331
Adjustment for one2many acquisition	38
Adjustment for SnapComms acquisition	(23)
Payment for SnapComms acquisition	(720)
Foreign currency translation	149
Fair value at June 30, 2021	$18,775

Fair value at December 31, 2021	$59
Adjustment for Anvil acquisition	(52)
Foreign currency translation	(1)
Fair value at March 31, 2022	6
Adjustment for Anvil acquisition	(5)
Foreign currency translation	(1)
Fair value at June 30, 2022	$—

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

During the six months ended June 30, 2022, as a result of assessing the probabilities of payment for the potential contingent consideration for The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) through June 30, 2023, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in the amount of $0.1 million.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of June 30, 2022 and December 31, 2021, the fair value of the 2026 Notes was determined to be $302.8 million and $318.3 million, respectively, and the principal amount of the notes was $375.0 million for each period. As of June 30, 2022 and December 31, 2021, the fair value of 2024 Notes was determined to be $393.6 million and $440.6 million, respectively, and the principal amount of the notes was $450.0 million for each period. As of June 30, 2022 and December 31, 2021, the fair value of the 2022 Notes was determined to be $9 thousand and $16 thousand, respectively, and the principal amount of the notes was $8 thousand for each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$531,163
Acquisition initial value adjustment	(1,788)
Foreign currency translation	(21,557)
Balance at June 30, 2022	$507,818

There were no impairments recorded against goodwill during the six months ended June 30, 2022 and for the year ended December 31, 2021.

Intangible assets consisted of the following (in thousands):

			As of June 30, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$42,220	3.42	$(22,062)	$20,158
Tradenames	25,706	4.02	(13,967)	11,739
Customer relationships	211,870	8.36	(51,056)	160,814
Total intangible assets	$279,796		$(87,085)	$192,711

			As of December 31, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,178	3.41	$(16,214)	$26,964
Tradenames	28,250	4.13	(12,779)	15,471
Customer relationships	219,850	8.30	(42,966)	176,884
Total intangible assets	$291,278		$(71,959)	$219,319

Amortization expense for intangible assets was $11.2 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $22.8 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $6.3 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the Company retired $5.4 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of June 30, 2022, for each of the next five years and thereafter is as follows (in thousands):

2022 (for the remaining six months)	$20,638
2023	38,497
2024	33,213
2025	26,890
2026	20,984
Thereafter	52,489
$192,711

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

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.5 million. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million consideration loan notes. On November 10, 2021, the Company issued 574,639 newly issued shares of the Company’s common stock to settle consideration loan notes issued on the acquisition date. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, the Company preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. During the six months ended June 30, 2022, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in general and administrative expenses in the condensed consolidated statements of operations in the amount of $0.1 million. The Company acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2022 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

During the six months ended June 30, 2022, the Company recognized an increase of $2.0 million in customer relationship intangible assets, a $0.5 million increase in deferred tax liabilities and a $1.6 million decrease to goodwill.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Anvil made by the Company (in thousands):

Anvil
Assets acquired
Accounts receivable	$2,361
Property and equipment	204
Trade names	2,600
Acquired technology	3,800
Customer relationships	25,280
Goodwill	127,061
Other assets	5,022
Total assets acquired	166,328
Liabilities assumed
Accounts payable	837
Accrued expenses	560
Deferred revenue	3,365
Deferred tax liabilities	6,119
Other liabilities	1,821
Net assets acquired	$153,626
Consideration paid
Cash paid, net of cash acquired	$63,911
Consideration loan notes issued	89,655
Contingent consideration	60
Total	$153,626

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

As of June 30, 2022, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2026 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(7,823)	(97,261)
Net carrying amount	$367,177	$277,739
Equity component (1)	—	99,000

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of debt discount and transaction costs	$529	$4,798	$1,051	$5,854

Effective interest rates were 0.6% and 7.3% for the three months ended June 30, 2022 and 2021, respectively. Effective interest rates were 0.6% and 7.3% for the six months ended June 30, 2022 and 2021, respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$302,820	$367,177	$318,311	$277,739

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

Based on the closing price of the Company’s common stock of $27.89 on June 30, 2022, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of June 30, 2022, the 2024 Notes were not convertible at the option of the debt holder. The 2024 Notes are classified as long-term on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(6,321)	(62,044)
Net carrying amount	$443,679	$387,956
Equity component (1)	—	86,133

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
0.125% coupon	$141	$140	$282	$281
Amortization of debt discount and transaction costs	637	4,702	1,273	9,341
	$778	$4,842	$1,555	$9,622

Effective interest rates were 0.7% and 5.2% for the three months ended June 30, 2022 and 2021, respectively. Effective interest rates were 0.7% and 5.2% for the six months ended June 30, 2022 and 2021, respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$393,566	$443,679	$440,564	$387,956

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

Based on the closing price of the Company’s common stock of $27.89 on June 30, 2022, the if-converted value of the 2024 Notes was less than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding March 31, 2022, the 2022 Notes were not convertible at the option of the debt holder from April 1, 2022 through May 1, 2022. On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time.

The 2022 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Liability component:
Principal	$8	$8
Less: debt discount, net of amortization	—	—
Net carrying amount	$8	$8
Equity component (1)	—	(39,358)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
1.50% coupon	$—	$2	$—	$108
Amortization of debt discount and transaction costs	—	8	—	626
	$—	$10	$—	$734

Effective interest rates were 2.2% and 6.9% for the three months ended June 30, 2022 and 2021, respectively. Effective interest rates were 2.2% and 6.9% for the six months ended June 30, 2022 and 2021, respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$9	$8	$16	$8

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

Based on the closing price of the Company’s common stock of $27.89 on June 30, 2022, the if-converted value of the 2022 Notes was less than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of June 30, 2022 (in thousands):

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

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2022, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2022, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At June 30, 2022 and December 31, 2021, there were 39,677,100 and 39,389,733 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2022 and 2021, 58,747 and 23,499 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded stock-based compensation expense of $0.8 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, unrecognized compensation cost related to the 2016 ESPP was $0.3 million which will be amortized over a weighted-average period of 0.17 years.

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

There were no stock options granted during the six months ended June 30, 2022. There was no stock-based compensation expense recorded during the three months ended June 30, 2022 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.4 million for the three months ended June 30, 2021 attributed to stock options. The Company recorded stock-based compensation expense of $0.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, attributed to stock options.

The total intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was less than $0.1 million and $8.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2022 and 2021, the total intrinsic value of all outstanding options was $1.1 million and $22.2 million, respectively.

There was no unrecognized compensation cost related to nonvested stock options as of June 30, 2022. The amount of cash received from the exercise of stock options during the six months ended June 30, 2022 and 2021 was less than $0.1 million and $2.2 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2021	157,740	$23.83
Exercised	(4,011)	20.63
Forfeited	(177)	31.13
Outstanding at June 30, 2022	153,552	23.91

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of June 30, 2022
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	153,552	4.61	$23.91
Vested and expected to vest	153,552	4.61	23.91
Exercisable	153,552	4.61	23.91

Vested and nonvested stock option activity was as follows:

	Vested
	Options outstanding	Weighted average exercise price
Outstanding at June 30, 2022	153,552	$23.91

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 2,265,258 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 213,726 RSUs that vested during the six months ended June 30, 2022. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the six months ended June 30, 2022 and 2021 were $42.41 and $121.67, respectively. The fair values of RSUs that vested during the six months ended June 30, 2022 and 2021, were $17.3 million and $6.8 million, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded $11.9 million and $7.4 million, respectively, of stock-based compensation related to the RSUs. During the six months ended June 30, 2022 and 2021, the Company recorded $18.9 million and $13.3 million, respectively, of stock-based compensation related to the RSUs.

As of June 30, 2022, there was $108.6 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.50 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

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

During the six months ended June 30, 2022, the Company granted 447,564 PSUs to members of its management pursuant to the 2016 Plan. There were 74,599 PSUs that vested during the six months ended June 30, 2022. The PSUs, other than those modified on February 9, 2022 as described above, generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the six months ended June 30, 2022, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $36.59 to $55.31 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the six months ended June 30, 2022 and 2021 were $39.76 and $121.80, respectively.

During the three months ended June 30, 2022 and 2021, the Company recognized $3.6 million and $7.3 million, respectively, of stock compensation expense in connection with the PSU awards. During the six months ended June 30, 2022 and 2021, the Company recognized $2.2 million and $13.2 million, respectively, of stock compensation expense in connection with the PSU awards. During the three months ended March 31, 2022, prior to the PSU modification, as a result of forecasted decreases in the compounded annual growth rate, the Company reduced the expected achievement of performance metrics and recognized a reduction in stock-based compensation expense. This reduction was offset by the incremental compensation expense recognized for the modified PSUs. As of June 30, 2022, there was $23.6 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.92 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2021	1,579,738
Granted	2,712,822
Vested	(288,325)
Forfeited	(496,975)
Outstanding at June 30, 2022	3,507,260

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. Fair value of the market-based grants at the grant date and as of June 30, 2022 was $0.4 million and $0.3 million, respectively. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.3 million, respectively, of stock compensation expense in connection with these awards.

Fair value of the market-based grants is determined using the Monte-Carlo simulation with the following assumptions:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Market-Based Grants:
Expected term (in years)	1.23	1.23 - 1.50
Expected volatility	66%	58% - 66%
Risk-free interest rate	2.81%	1.97% - 2.81%
Dividend rate	0%	0%

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,442	$819	$2,259	$1,818
Sales and marketing	6,311	5,579	7,606	9,321
Research and development	4,231	2,562	5,954	4,590
General and administrative	4,227	6,545	6,476	12,461
Total	$16,211	$15,505	$22,295	$28,190

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2022	2021
Convertible senior notes	6,080,480	6,089,230
Stock-based compensation grants	3,660,812	1,989,169
Total	9,741,292	8,078,399

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2022 was 6.5 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended June 30, 2022 and 2021, the Company recorded a benefit from income taxes of $0.7 million and $3.8 million, respectively, resulting in an effective tax rate of 1.90% and 10.07%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a benefit from income taxes of $1.8 million and $9.6 million, respectively, resulting in an effective tax rate of 3.12% and 14.72%, respectively. The benefit of $0.7 million and $1.8 million generated in the three and six months ended June 30, 2022, was primarily generated by losses in foreign jurisdiction which are expected to be realized in the current or future years.

As of June 30, 2022, the Company had gross tax-effected unrecognized tax provision of $1.8 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and six months ended June 30, 2022 and 2021, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess the Company’s financial and operational performance. Through July 24, 2022, Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer and former Interim Co-Chief Executive Officer, and Vernon Irvin, Executive Vice President, Chief Revenue Officer and former Interim Co-Chief Executive Officer were interim CODMs of the Company. As of July 25, 2022, David Wagner, who was appointed as Chief Executive Officer of the Company (see Note 19), is the Company's CODM. While the Company has applications that address multiple use cases, the Company’s applications generally operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

(15) Revenue Recognition

During the second quarter of 2022, the Company updated the following geographic market presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States. The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Primary Geographic Markets	2022	2021	2022	2021
North America	$76,519	$67,760	$151,499	$127,280
International	26,467	18,889	51,862	41,579
Total	$102,986	$86,649	$203,361	$168,859

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription services	$94,558	$79,652	$186,413	$150,084
Professional services	6,024	6,459	12,565	12,399
Software licenses and other	2,404	538	4,383	6,376
Total	$102,986	$86,649	$203,361	$168,859

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $15.7 million and $15.8 million as of June 30, 2022 and December 31, 2021, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $18.9 million and $17.0 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, amortization expense for the deferred costs was $4.7 million and $3.5 million, respectively. During the six months ended June 30, 2022 and 2021, amortization expense for the deferred costs was $8.7 million and $7.2 million, respectively. There was no impairment loss in relation to the costs capitalized for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

Deferred Revenue

During the three months ended June 30, 2022 and 2021, $86.9 million and $67.0 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2022 and 2021, $145.4 million and $106.1 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended June 30, 2022 and 2021, $2.6 million and $3.6 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2022 and 2021, $5.8 million and $7.5 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of June 30, 2022, approximately $442.6 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $278.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of June 30, 2022, approximately $15.7 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $13.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

(16) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2022 through 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. The Company terminated leases related to the 2022 Strategic Realignment (as defined in Note 18). See Note 18 for details on the 2022 Strategic Realignment.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	June 30, 2022	December 31, 2021
Balance sheet information
ROU assets	$12,434	$18,160
Lease liabilities, current	$5,618	$6,356
Lease liabilities, non-current	9,723	15,328
Total lease liabilities	$15,341	$21,684
Supplemental data
Weighted average remaining lease term	3.84 years	4.24 years
Weighted average discount rate	6.26%	5.99%

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in lease liabilities	$3,768	$3,017
ROU assets obtained in exchange for new lease obligations	269	5,729

Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Year ending December 31,
2022 (for the remaining six months)	$3,446
2023	5,828
2024	3,030
2025	1,354
2026	1,339
Thereafter	2,461
Total undiscounted lease payments	17,458
Less: imputed interest	(2,117)
Total lease liabilities	$15,341

The following table presents components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,613	$1,466	$3,221	$2,769
Short-term lease expense(1)	148	225	330	391
	1,761	1,691	3,551	3,160
Less: Sublease income	(23)	(15)	(46)	(15)
Total lease expense	$1,738	$1,676	$3,505	$3,145

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of June 30, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

In June 2022, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against certain current and former directors and officers of the Company, naming the Company as a nominal defendant. The suit claims that these individuals breached their fiduciary duties to the Company’s shareholders and to the Company generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaint is derivative in nature and does not seek relief from the Company.

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

(18) Restructuring and Restructuring-Related Activities

On May 3, 2022, the Board of Directors of the Company approved a program (the “2022 Strategic Realignment”) to strategically realign the Company’s resources in order to accelerate and grow the Company’s investments in the Company’s largest growth opportunities while streamlining the Company’s operations. This program is in support of the 2022 strategic initiatives to simplify the Company’s business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend and is expected to be substantially completed by the first half of fiscal 2023.

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the 2022 Strategic Realignment and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company's estimates of total pre-tax charges associated with the 2022 Strategic Realignment, by major type of cost, of which approximately $17 million to $20 million are expected to result in cash outlays (in millions):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$2	to	$2
Facilities-related	5	to	6
Other	—	to	—
Business transformation charges	11	to	13
Total restructuring and business transformation charges	$18	to	$21

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other (3)	Total
Balance at April 1, 2022	$—	$—	$—	$—
Charges	2,391	4,184	167	6,742
Charges settled in cash	(2,044)	(3,299)	(36)	(5,379)
Charges settled in non-cash	—	(844)	—	(844)
Balance at June 30, 2022	$347	$41	$131	$519

(1)
Balance at June 30, 2022 is recorded in accrued payroll and employee related liabilities in the condensed consolidated balance sheet.
(2)
Balance at June 30, 2022 is recorded in accrued expenses in the condensed consolidated balance sheet. Charges settled in non-cash relate to the loss on disposal of assets partially offset by derecognizing the ROU asset and liability for lease terminations.
(3)
Balance at June 30, 2022 is recorded in accounts payable in the condensed consolidated balance sheet.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

Three and Six Months Ended June 30, 2022
Restructuring charges	$6,742
Business transformation charges:
Cost of revenue	435
Sales and marketing	208
Research and development	213
General and administrative	1,996
Total business transformation charges	2,852
Total restructuring and business transformation charges	$9,594

(19) Subsequent Event

Appointment of Chief Executive Officer and Director

On July 25, 2022, David Wagner was appointed the Chief Executive Officer of the Company and on July 28, 2022, Mr. Wagner was appointed as a member of the Board of Directors of the Company. Mr. Wagner will receive an initial annual base salary of $425,000 and is eligible to earn an annual cash incentive bonus of $425,000, which will be pro-rated for fiscal 2022, pursuant to the Company’s management incentive plan upon the achievement of certain individual and/or Company performance goals set by the Compensation Committee of the Company’s Board of Directors. The Company granted Mr. Wagner the following awards pursuant to the Company’s 2016 Equity Incentive Plan: (i) 200,000 RSUs with 25% of the RSU grant vesting on December 31, 2022, and the remaining 75% vesting in twelve equal quarterly installments, with the first such vesting date on October 31, 2023, and (ii) 200,000 PSUs, with up to 75% of the PSU grant becoming eligible to vest based on the compound annual growth rate (“CAGR”) achieved by the Company during the eight fiscal quarters from January 1, 2022 to December 31, 2023, and up to an additional 75% becoming eligible to vest based on the CAGR achieved during the 12 fiscal quarters from January 1, 2022 to December 31, 2024, with the actual vesting date in each case occurring on the filing of the Company’s quarterly reports on Form 10-Q for the quarters ending June 30, 2024 and June 30, 2025, respectively. The estimated total stock-based compensation associated with these grants of $10.7 million is expected to be recognized over a weighted average period of 3.3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 pandemic and its impact on the global economy and our financial results; the success of the 2022 Strategic Realignment; expected expenses, cash charges and cost savings; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, our ability to implement and achieve cost savings and the other operational and personnel changes described herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,345 customers as of June 30, 2022. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of June 30, 2022, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 42% of our revenue in 2021 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $103.0 million and $86.6 million for the three months ended June 30, 2022 and 2021, respectively, representing a period-over-period increase of 19%. We generated revenue of $203.4 million and $168.9 million for the six months ended June 30, 2022 and 2021, respectively, representing a period-over-period increase of 20%. We had net losses of $36.2 million and $33.8 million for the three months ended June 30, 2022 and 2021, respectively. We had net losses of $55.3 million and $55.6 million for the six months ended June 30, 2022 and 2021, respectively. During the second quarter of 2022, we updated our geographic market presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. As of June 30, 2022 and 2021, 18% and 21% of our customers, respectively, were located outside of North America. These customers generated 26% and 22% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 26% and 25% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.

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

Recent Developments

2022 Strategic Realignment

On May 3, 2022, our Board of Directors approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Appointment of Chief Executive Officer and Director

On July 25, 2022, David Wagner was appointed the Chief Executive Officer of Everbridge, Inc. and on July 28, 2022, Mr. Wagner was appointed as a member of the Board of Directors of Everbridge, Inc. Mr. Wagner will receive an initial annual base salary of $425,000 and is eligible to earn an annual cash incentive bonus of $425,000, which will be pro-rated for fiscal 2022, pursuant to our management incentive plan upon the achievement of certain individual and/or company performance goals set by the Compensation Committee of our Board of Directors. We granted Mr. Wagner the following awards pursuant to our 2016 Equity Incentive Plan: (i) 200,000 restricted stock units (“RSUs”) with 25% of the RSU grant vesting on December 31, 2022, and the remaining 75% vesting in twelve equal quarterly installments, with the first such vesting date on October 31, 2023, and (ii) 200,000 performance-based restricted stock units (“PSUs”), with up to 75% of the PSU grant becoming eligible to vest based on the compound annual growth rate (“CAGR”) achieved by us during the eight fiscal quarters from January 1, 2022 to December 31, 2023, and up to an additional 75% becoming eligible to vest based on the CAGR achieved during the 12 fiscal quarters from January 1, 2022 to December 31, 2024, with the actual vesting date in each case occurring on the filing of our quarterly reports on Form 10-Q for the quarters ending June 30, 2024 and June 30, 2025, respectively. The estimated total stock-based compensation associated with these grants of $10.7 million is expected to be recognized over a weighted average period of 3.3 years.

Impacts of COVID-19 to Our Business

During the six months ended June 30, 2022 financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We have taken, and continue to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable, among other modifications. We are following evolving public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. All of these policies and initiatives have been and may continue to impact our operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the evolving nature of the situation, we are not able at this time to estimate the future impact of the pandemic on our financial results and operations, but the impact could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

We report our financial results as one operating segment. Our operating results are regularly reviewed on a consolidated basis by our chief executive officer, who is our chief operating decision maker (“CODM”), principally to make strategic decisions regarding how we allocate our resources and to assess our consolidated operating performance. Through July 24, 2022, Patrick Brickley, Executive Vice President, Chief Financial Officer and Treasurer and former Interim Co-Chief Executive Officer, and Vernon Irvin, Executive Vice President, Chief Revenue Officer and former Interim Co-Chief Executive Officer were our interim CODMs. As of July 25, 2022, David Wagner, who was appointed as Chief Executive Officer, is our CODM. See Note 19 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2022, we recognized amortization of deferred costs in interest expense based on ASU 2020-06. As we adopted the standard using the modified retrospective approach, periods prior to our adoption have not been recast and are not directly comparable. See Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASU 2020-06.

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

Restructuring

Restructuring expense consists of 2022 Strategic Realignment program expenses related to headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$102,986	$86,649	$203,361	$168,859
Cost of revenue(1)	33,239	27,665	65,096	52,945
Gross profit	69,747	58,984	138,265	115,914
Operating expenses:
Sales and marketing(1)	45,359	41,483	87,175	76,010
Research and development(1)	26,619	20,251	50,178	38,330
General and administrative(1)	27,093	24,664	49,429	47,226
Restructuring	6,742	—	6,742	—
Total operating expenses	105,813	86,398	193,524	161,566
Operating loss	(36,066)	(27,414)	(55,259)	(45,652)
Other expense, net	(817)	(10,194)	(1,775)	(19,558)
Loss before income taxes	(36,883)	(37,608)	(57,034)	(65,210)
Benefit from income taxes	701	3,787	1,779	9,600
Net loss	$(36,182)	$(33,821)	$(55,255)	$(55,610)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense
Cost of revenue	$1,442	$819	$2,259	$1,818
Sales and marketing	6,311	5,579	7,606	9,321
Research and development	4,231	2,562	5,954	4,590
General and administrative	4,227	6,545	6,476	12,461
Total	$16,211	$15,505	$22,295	$28,190

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense
Cost of revenue	$5,998	$5,242	$12,092	$10,094
Sales and marketing	299	243	523	474
Research and development	223	180	414	356
General and administrative	8,737	7,346	17,662	12,930
Total	$15,257	$13,011	$30,691	$23,854

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	32%	32%	32%	31%
Gross profit	68%	68%	68%	69%
Operating expenses:
Sales and marketing	44%	48%	43%	45%
Research and development	26%	23%	25%	23%
General and administrative	26%	28%	24%	28%
Restructuring	7%	0%	3%	0%
Total operating expenses	103%	100%	95%	96%
Operating loss	(35)%	(32)%	(27)%	(27)%
Other expense, net	(1)%	(12)%	(1)%	(12)%
Loss before income taxes	(36)%	(43)%	(28)%	(39)%
Benefit from income taxes	1%	4%	1%	6%
Net loss	(35)%	(39)%	(27)%	(33)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$102,986	$86,649	$16,337	18.9%

Revenue increased by $16.3 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was due to a $16.3 million increase in sales of our products driven by expansion of our customer base from 5,890 customers as of June 30, 2021 to 6,345 customers as of June 30, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$33,239	$27,665	$5,574	20.1%
Gross margin %	68%	68%

Cost of revenue increased by $5.6 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $3.4 million increase in employee-related costs associated with our increased headcount from 410 employees as of June 30, 2021 to 491 employees as of June 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, a $0.8 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $0.7 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $0.5 million increase in office and other related expenses to support revenue generating activities and a $0.2 million increase in hosting, software and messaging costs.

Gross margin percentage remained flat during the three months ended June 30, 2022 as compared to the same period in 2021.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$45,359	$41,483	$3,876	9.3%
% of revenue	44%	48%

Sales and marketing expense increased by $3.9 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $4.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 599 employees as of June 30, 2021 to 646 employees as of June 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment. The remaining increase was principally the result of a $0.3 million increase in office related expenses to support the sales team. These increases were partially offset by a $0.6 million decrease in advertising-related costs and trade show expenses.

Research and Development Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$26,619	$20,251	$6,368	31.4%
% of revenue	26%	23%

Research and development expense increased by $6.4 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $6.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 472 employees as of June 30, 2021 to 550 employees as of June 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, and a $0.9 million increase in software related costs partially offset by a $0.5 million decrease in professional services to support research and development activities. A total of $3.3 million of internally developed software costs during the three months ended June 30, 2021 and $3.5 million of internally developed software costs during the three months ended June 30, 2022 were capitalized, resulting in a $0.2 million offset to the increase in the second quarter of 2022.

General and Administrative Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$27,093	$24,664	$2,429	9.8%
% of revenue	26%	28%

General and administrative expense increased by $2.4 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $1.4 million increase in depreciation and amortization, a $0.8 million increase in professional services and office related expenses to support the administrative team and a $0.2 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 194 employees as of June 30, 2021 to 206 employees as of June 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment.

Restructuring

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Restructuring	$6,742	$—	$6,742	N/A
% of revenue	7%	0%

During the three months ended June 30, 2022, we incurred approximately $6.7 million of restructuring charges, of which $2.4 million was for employee-related expenses, $4.2 million was for facilities-related expenses and $0.2 million for other expenses.

Other Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$(817)	$(10,194)	$9,377	92.0%
% of revenue	(1)%	(12)%

Other expense, net decreased by $9.4 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an $8.3 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of the adoption of ASU 2020-06), a $0.6 million increase in interest income and a $0.5 million decrease in other expense, net.

Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from income taxes	$701	$3,787	$(3,086)	(81.5)%
% of revenue	1%	4%

A portion of the losses incurred during the three months ended June 30, 2022 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $0.7 million was recorded during the three months ended June 30, 2022 primarily attributable to losses benefited in foreign jurisdictions. The change in income tax benefit of $3.1 million for the three months ended June 30, 2022 as compared to the same period in 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$203,361	$168,859	$34,502	20.4%

Revenue increased by $34.5 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due to a $34.5 million increase in sales of our products driven by expansion of our customer base from 5,890 customers as of June 30, 2021 to 6,345 customers as of June 30, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$65,096	$52,945	$12,151	23.0%
Gross margin %	68%	69%

Cost of revenue increased by $12.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $7.4 million increase in employee-related costs associated with our increased headcount from 410 employees as of June 30, 2021 to 491 employees as of June 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment, a $2.0 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $1.5 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $0.9 million increase in office and other related expenses to support revenue generating activities and a $0.4 million increase in hosting, software and messaging costs and other costs.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$87,175	$76,010	$11,165	14.7%
% of revenue	43%	45%

Sales and marketing expense increased by $11.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an $8.9 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 599 employees as of June 30, 2021 to 646 employees as of June 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment. The remaining increase was principally the result of a $1.0 million increase in advertising-related costs and trade show expenses, a $1.0 million increase in office related expenses as well as a $0.3 million increase in software expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$50,178	$38,330	$11,848	30.9%
% of revenue	25%	23%

Research and development expense increased by $11.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $13.0 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 472 employees as of June 30, 2021 to 550 employees as of June 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment, a $1.6 million increase in software related costs and a $0.2 million increase in office related expenses partially offset by a $0.9 million decrease in professional services to support research and development activities. A total of $5.4 million of internally developed software costs during the six months ended June 30, 2021 and $7.5 million of internally developed software costs during the six months ended June 30, 2022 were capitalized, resulting in a $2.1 million offset to the increase in the first half of 2022.

General and Administrative Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$49,429	$47,226	$2,203	4.7%
% of revenue	24%	28%

General and administrative expense increased by $2.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $4.7 million increase in depreciation and amortization and a $1.2 million increase in professional services and office related expenses to support the administrative team. These increases were partially offset by a $2.4 million decrease in employee-related costs resulting from a reduction in stock-based compensation expense due to expected reduced performance metric achievement partially offset by increased employee-related costs due to increased headcount from 194 employees as of June 30, 2021 to 206 employees as of June 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, a $1.2 million decrease in credit loss expense and a $0.1 million decrease in our contingent consideration obligation.

Restructuring

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Restructuring	$6,742	$—	$6,742	N/A
% of revenue	3%	0%

During the six months ended June 30, 2022, we incurred approximately $6.7 million of restructuring charges, of which $2.4 million was for employee-related expenses, $4.2 million was for facilities-related expenses and $0.2 million for other expenses.

Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$(1,775)	$(19,558)	$17,783	90.9%
% of revenue	(1)%	(12)%

Other expense, net decreased by $17.8 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a $13.6 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of the adoption of ASU 2020-06), a $2.9 million decrease in loss on extinguishment of convertible notes and capped call modification, a $0.8 million decrease in other income (expense), net and a $0.5 million increase in interest income.

Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from income taxes	$1,779	$9,600	$(7,821)	(81.5)%
% of revenue	1%	6%

A portion of the losses incurred during the six months ended June 30, 2022 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $1.8 million was recorded during the six months ended June 30, 2022 primarily attributable to losses benefited in foreign jurisdictions. The change in income tax benefit of $7.8 million for the six months ended June 30, 2022 as compared to the same period in 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$4,802	$515	$7,355	$5,798
Adjusted gross profit	74,738	62,781	147,224	123,314
Adjusted free cash flow	(7,590)	(9,040)	(6,065)	6,461

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes and capped call modification, change in fair value of contingent consideration, stock-based compensation expense and costs related to the 2022 Strategic Realignment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, loss on extinguishment of convertible notes and capped call modification, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,182)	$(33,821)	$(55,255)	$(55,610)
Interest and investment expense, net	628	9,555	1,866	15,982
Benefit from income taxes	(701)	(3,787)	(1,779)	(9,600)
Depreciation and amortization	15,257	13,011	30,691	23,854
Loss on extinguishment of convertible notes and capped call modification	—	37	—	2,925
Change in fair value of contingent consideration	(5)	15	(57)	57
Stock-based compensation	16,211	15,505	22,295	28,190
2022 Strategic Realignment	9,594	—	9,594	—
Adjusted EBITDA	$4,802	$515	$7,355	$5,798

•
Adjusted Gross Profit. Adjusted gross profit represents gross profit plus amortization of acquired intangibles, stock-based compensation and costs related to the 2022 Strategic Realignment. Adjusted gross profit is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of amortization of acquired intangibles, stock-based compensation and costs related to the 2022 Strategic Realignment facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross profit is not a measure calculated in accordance with GAAP. We believe that adjusted gross profit provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross profit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross profit alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross profit to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$69,747	$58,984	$138,265	$115,914
Amortization of acquired intangibles	3,114	2,978	6,265	5,582
Stock-based compensation	1,442	819	2,259	1,818
2022 Strategic Realignment	435	—	435	—
Adjusted gross profit	$74,738	$62,781	$147,224	$123,314

•
Free Cash Flow and Adjusted Free Cash Flow. Free cash flow represents net cash provided by (used in) operating activities minus capital expenditures and capitalized software development costs. Adjusted free cash flow represents free cash flow as further adjusted for cash payments for the 2022 Strategic Realignment. Free cash flow and adjusted free cash flow are measures used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of capital expenditures, amounts capitalized for internally-developed software and cash payments for the 2022 Strategic Realignment facilitates comparisons of our operating performance on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance. Free cash flow and adjusted free cash flow are not measures calculated in accordance with GAAP. We believe that free cash flow and adjusted free cash flow provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of free cash flow and adjusted free cash flow have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider free cash flow and adjusted free cash flow alongside our other GAAP-based financial performance measures, net cash provided by (used in) operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow and adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(9,924)	$(5,137)	$(2,222)	$14,671
Capital expenditures	(879)	(316)	(2,726)	(2,128)
Capitalized software development costs	(3,106)	(3,587)	(7,436)	(6,082)
Free cash flow	(13,909)	(9,040)	(12,384)	6,461
Cash payments for 2022 Strategic Realignment	6,319	—	6,319	—
Adjusted free cash flow	$(7,590)	$(9,040)	$(6,065)	$6,461

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes and capped call modification, costs related to the 2022 Strategic Realignment and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP income. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding loss on extinguishment of convertible notes and capped call modification allows for more meaningful comparisons between operating results from period to period as losses on the extinguishment of convertible notes and capped call modifications are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$33,239	$27,665	$65,096	$52,945
Amortization of acquired intangibles	(3,114)	(2,978)	(6,265)	(5,582)
Stock-based compensation	(1,442)	(819)	(2,259)	(1,818)
2022 Strategic Realignment	(435)	—	(435)	—
Non-GAAP cost of revenue	$28,248	$23,868	$56,137	$45,545

Gross profit	$69,747	$58,984	$138,265	$115,914
Amortization of acquired intangibles	3,114	2,978	6,265	5,582
Stock-based compensation	1,442	819	2,259	1,818
2022 Strategic Realignment	435	—	435	—
Non-GAAP gross profit	$74,738	$62,781	$147,224	$123,314
Non-GAAP gross margin	72.6%	72.5%	72.4%	73.0%

Sales and marketing	$45,359	$41,483	$87,175	$76,010
Stock-based compensation	(6,311)	(5,579)	(7,606)	(9,321)
2022 Strategic Realignment	(208)	—	(208)	—
Non-GAAP sales and marketing	$38,840	$35,904	$79,361	$66,689

Research and development	$26,619	$20,251	$50,178	$38,330
Stock-based compensation	(4,231)	(2,562)	(5,954)	(4,590)
2022 Strategic Realignment	(213)	—	(213)	—
Non-GAAP research and development	$22,175	$17,689	$44,011	$33,740

General and administrative	$27,093	$24,664	$49,429	$47,226
Amortization of acquired intangibles	(8,148)	(6,998)	(16,535)	(12,253)
Change in fair value of contingent consideration	5	(15)	57	(57)
Stock-based compensation	(4,227)	(6,545)	(6,476)	(12,461)
2022 Strategic Realignment	(1,996)	—	(1,996)	—
Non-GAAP general and administrative	$12,727	$11,106	$24,479	$22,455

Restructuring (2022 Strategic Realignment)	$6,742	$—	$6,742	$—

Total operating expenses	$105,813	$86,398	$193,524	$161,566
Amortization of acquired intangibles	(8,148)	(6,998)	(16,535)	(12,253)
Change in fair value of contingent consideration	5	(15)	57	(57)
Stock-based compensation	(14,769)	(14,686)	(20,036)	(26,372)
2022 Strategic Realignment	(9,159)	—	(9,159)	—
Non-GAAP operating expenses	$73,742	$64,699	$147,851	$122,884

Operating loss	$(36,066)	$(27,414)	$(55,259)	$(45,652)
Amortization of acquired intangibles	11,262	9,976	22,800	17,835
Change in fair value of contingent consideration	(5)	15	(57)	57
Stock-based compensation	16,211	15,505	22,295	28,190
2022 Strategic Realignment	9,594	—	9,594	—
Non-GAAP operating income (loss)	$996	$(1,918)	$(627)	$430

Net loss	$(36,182)	$(33,821)	$(55,255)	$(55,610)
Amortization of acquired intangibles	11,262	9,976	22,800	17,835
Change in fair value of contingent consideration	(5)	15	(57)	57
Stock-based compensation	16,211	15,505	22,295	28,190
2022 Strategic Realignment	9,594	—	9,594	—
Accretion of interest on convertible senior notes	1,166	9,508	2,324	15,821
Loss on extinguishment of convertible notes and capped call modification	—	37	—	2,925
Income tax adjustments	(561)	291	(811)	255
Non-GAAP net income	$1,485	$1,511	$890	$9,473

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $474.6 million as of June 30, 2022. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of June 30, 2022, our commitments to settle contractual obligations include $825.0 million principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $17.5 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$495,009	$743,207	$492,758	$475,630
Cash provided by (used in) operating activities	(9,924)	(5,137)	(2,222)	14,671
Cash used in investing activities	(3,985)	(169,168)	(10,209)	(205,876)
Cash provided by (used in) financing activities	(1,678)	(1,503)	(549)	283,289
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,943)	903	(2,299)	588
Cash, cash equivalents and restricted cash at end of period	$477,479	$568,302	$477,479	$568,302

Sources of Funds

Our sources of funds include cash from sales to our customers, along with equity issuances and debt financing arrangements including our 2026 Notes, 2024 Notes and 2022 Notes.

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs as well as payments related to the 2022 Strategic Realignment.

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

Operating activities used $2.2 million in cash in the six months ended June 30, 2022, primarily as a result of our net loss of $55.3 million and $4.6 million in cash used as a result of changes in operating assets and liabilities which was offset by non-cash operating expenses of $57.6 million. Included in the $2.2 million cash used in operating activities was $6.3 million cash paid related to the 2022 Strategic Realignment. The net change in operating assets and liabilities of $4.6 million reflected a $10.5 million increase in deferred cost, an $8.0 million decrease in accrued payroll and employee related liabilities, a $6.4 million decrease in other liabilities, a $4.5 million decrease in deferred revenue, a $4.2 million decrease in accounts payable and a $2.1 million increase in prepaid expenses. These amounts were offset by a $23.0 million decrease in accounts receivable, a $6.2 million decrease in other assets and a $1.8 million increase in accrued expenses. We recognized non-cash charges aggregating to $30.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $22.3 million for stock-based compensation, $8.7 million for amortization of deferred commissions, $2.3 million related to the accretion of interest on our convertible senior notes, $0.9 million for loss on disposal of assets and $0.3 million for provision for credit losses offset by $7.6 million for deferred income taxes and $0.1 million change in the fair value of our contingent consideration obligation.

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

Investing activities used $10.2 million in cash in the six months ended June 30, 2022, which consists of a $7.4 million investment in software development, $2.7 million in purchases of property and equipment and $0.1 million in other investing activities.

Investing activities used $205.9 million in cash in the six months ended June 30, 2021, which consists of $197.7 million of cash paid for the acquisitions of xMatters Holdings, Inc. and Red Sky Technologies Inc., a $6.1 million investment in software development, and $2.1 million in purchases of property and equipment.

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

Financing activities used $0.5 million of cash in the six months ended June 30, 2022, which reflects a $2.3 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units offset by $1.7 million from the issuance of stock under our employee stock purchase plan and $0.1 million from the exercise of stock options.

Financing activities provided $283.3 million of cash in the six months ended June 30, 2021, which reflects proceeds of $329.5 million from our 2026 Notes offering after deducting debt issuance cost and the cost for the capped call transactions entered into in connection with the 2026 Note offering, $2.5 million from the issuance of stock under our employee stock purchase plan and $2.2 million from the exercise of stock options. These amounts were offset by a $48.0 million payment for the repurchase of 2022 Notes offset by cash received for the partial termination of the 2022 Notes capped call options and a $2.8 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2022, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2022.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $8 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time. The 2026 Notes and 2024 Notes were not convertible as of June 30, 2022.

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

We had cash and cash equivalents of $474.6 million as of June 30, 2022, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

In June 2022, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against certain current and former directors and officers of the Company, naming the Company as a nominal defendant. The suit claims that these individuals breached their fiduciary duties to our shareholders and to us generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaint is derivative in nature and does not seek relief from us.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. There have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, and in Part II-Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 9, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Adoption of Severance Plan

On August 5, 2022, upon the recommendation of the Compensation Committee, our Board of Directors adopted the Everbridge, Inc. Severance Plan (the “Severance Plan”), to be effective August 5, 2022. The Severance Plan provides severance benefits to our Chief Executive Officer, Executive Vice Presidents, Senior Vice Presidents, and certain specifically designated Vice Presidents, in the event such individual’s employment is terminated in either a Qualifying Termination or a CIC Qualifying Termination, in each case as described below. The Severance Plan supersedes any severance benefits that a participant would have been entitled to under any pre-existing employment agreement between the individual and the Company. To receive any of the severance benefits under these agreements, the participant would be required to execute a release of claims against the Company within 55 days of the qualifying termination.

Qualifying Termination

A Qualifying Termination means a termination of employment by the Company without “Cause” (as defined in the Severance Plan) or by the participant for “Good Reason” (as defined in the Severance Plan).

CIC Qualifying Termination

A “CIC Qualifying Termination” means a termination of the participant’s employment with the Company by the Company without Cause or by the participant for Good Reason, in each case, during the period commencing immediately prior to the date on which a “Change in Control” (as defined in the Severance Plan) is consummated and ending on the date that is one year following a Change in Control.

Severance Benefits

If a participant experiences a Qualifying Termination, he or she will receive an amount equal to his or her annual base salary in the case of the Chief Executive Officer and the Executive Vice Presidents and one-half of his or her annual salary in the case of the Senior Vice Presidents or any eligible Vice President, payable in substantially equal bi-weekly installments over 12 months for the Chief Executive Officer and the Executive Vice Presidents and six months for the Senior Vice Presidents and any eligible Vice President.

If a participant experiences a CIC Qualifying Termination, he or she will receive (i) an amount equal to three times for the Executive Chairman and Chief Executive Officer and 2.25 times for members of the Executive Leadership Team the sum of the participant’s annual base salary and annual target bonus, payable in a lump sum within 60 days following the date the release executed by the participant becomes effective and irrevocable, and (ii) full accelerated vesting of all outstanding and unvested equity awards held by the participant; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the greater of the target level specified in the terms of the applicable award agreement or the performance achieved as of the date of the CIC Qualifying Termination.

In both a Qualifying Termination and CIC Qualifying Termination, the participant also would receive continuation of his or her then-current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months for which separation payments are being paid.

If any of the payments and benefits to be paid or provided to a participant under the terms of the Severance Plan would be subject to the “golden parachute” excise taxes under the Internal Revenue Code, then such payments and benefits will be reduced to the extent necessary to avoid those excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.

The foregoing description of the Severance Plan is qualified in its entirety by the provisions of the Severance Plan, a copy of which is filed herewith as Exhibit 10.1.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

10.1+	Everbridge, Inc. Severance Plan.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: August 9, 2022	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: August 9, 2022	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer