Form 10-Q
period 2022-09-30
EVERBRIDGE, INC.
filed 2022-11-08
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 39,925,589 shares of common stock outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$486,906	$488,035
Restricted cash	1,985	3,880
Accounts receivable, net	93,330	120,995
Prepaid expenses	14,064	13,740
Deferred costs and other current assets	28,023	28,469
Total current assets	624,308	655,119
Property and equipment, net	9,387	12,185
Capitalized software development costs, net	27,623	22,720
Goodwill	492,366	531,163
Intangible assets, net	178,510	219,319
Restricted cash	782	843
Prepaid expenses	1,575	1,916
Deferred costs and other assets	31,791	35,750
Total assets	$1,366,342	$1,479,015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,397	$16,002
Accrued payroll and employee related liabilities	28,392	36,725
Accrued expenses	11,946	13,884
Deferred revenue	220,488	223,579
Convertible senior notes	8	8
Other current liabilities	10,342	14,132
Total current liabilities	283,573	304,330
Long-term liabilities:
Deferred revenue, noncurrent	12,550	14,261
Convertible senior notes	812,023	665,695
Deferred tax liabilities	4,060	16,082
Other long-term liabilities	8,946	15,958
Total liabilities	1,121,152	1,016,326
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,886,939 and 39,389,733 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	40	39
Additional paid-in capital	714,761	853,664
Accumulated deficit	(418,285)	(388,112)
Accumulated other comprehensive loss	(51,326)	(2,902)
Total stockholders’ equity	245,190	462,689
Total liabilities and stockholders’ equity	$1,366,342	$1,479,015

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$111,401	$96,746	$314,762	$265,605
Cost of revenue	35,447	30,310	100,543	83,255
Gross profit	75,954	66,436	214,219	182,350
Operating expenses:
Sales and marketing	46,580	42,426	133,755	118,436
Research and development	25,177	23,197	75,355	61,527
General and administrative	23,357	19,904	72,786	67,130
Restructuring	37	—	6,779	—
Total operating expenses	95,151	85,527	288,675	247,093
Operating loss	(19,197)	(19,091)	(74,456)	(64,743)
Other expense, net:
Interest and investment income	2,054	83	2,795	316
Interest expense	(1,312)	(9,792)	(3,919)	(26,007)
Loss on extinguishment of convertible notes, capped call modification and change in fair value	(4,770)	—	(4,770)	(2,925)
Other income (expense), net	1,170	(623)	1,261	(1,274)
Total other expense, net	(2,858)	(10,332)	(4,633)	(29,890)
Loss before income taxes	(22,055)	(29,423)	(79,089)	(94,633)
Benefit from (provision for) income taxes	(25)	745	1,754	10,345
Net loss	$(22,080)	$(28,678)	$(77,335)	$(84,288)
Net loss per share attributable to common stockholders:
Basic	$(0.56)	$(0.75)	$(1.95)	$(2.24)
Diluted	$(0.56)	$(0.75)	$(1.95)	$(2.24)
Weighted-average common shares outstanding:
Basic	39,746,242	38,407,313	39,583,684	37,610,147
Diluted	39,746,242	38,407,313	39,583,684	37,610,147

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,080)	$(28,678)	$(77,335)	$(84,288)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	(19,879)	(3,095)	(48,424)	(4,461)
Total comprehensive loss	$(41,959)	$(31,773)	$(125,759)	$(88,749)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	40	675,984	(360,023)	(8,262)	307,739
Stock-based compensation	—	—	16,578	—	—	16,578
Vesting of restricted stock units and performance-based restricted stock units	219,765	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(50,305)	—	(1,724)	—	—	(1,724)
Exercise of stock options	3,286	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(23,185)	(23,185)
Net loss	—	—	—	(36,182)	—	(36,182)
Balance at June 30, 2022	39,677,100	40	690,903	(396,205)	(31,447)	263,291
Modification of 2022 Notes capped call options and resulting reclassification to derivative asset	—	—	6,110	—	—	6,110
Stock-based compensation	—	—	18,181	—	—	18,181
Vesting of restricted stock units and performance-based restricted stock units	226,980	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(65,212)	—	(1,913)	—	—	(1,913)
Exercise of stock options	1,122	—	17	—	—	17
Issuance of shares under employee stock purchase plan	46,949	—	1,463	—	—	1,463
Other comprehensive loss	—	—	—	—	(19,879)	(19,879)
Net loss	—	—	—	(22,080)	—	(22,080)
Balance at September 30, 2022	39,886,939	$40	$714,761	$(418,285)	$(51,326)	$245,190

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at December 31, 2020	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisition	162,820	—	23,032	—	—	23,032
Stock-based compensation	—	—	12,770	—	—	12,770
Vesting of restricted stock units and performance-based restricted stock units	64,304	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(11,649)	—	(1,611)	—	—	(1,611)
Exercise of stock options	52,955	—	1,604	—	—	1,604
Issuance of shares under employee stock purchase plan	23,499	—	2,451	—	—	2,451
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,870,823	2	15,650	—	—	15,652
Termination and modification of capped call hedge for convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(2,597)	(2,597)
Net loss	—	—	—	(21,789)	—	(21,789)
Balance at March 31, 2021	37,612,199	38	671,434	(315,105)	213	356,580
Issuance of common stock in connection with acquisition	555,332	—	64,482	—	—	64,482
Issuance of common stock for contingent consideration	6,188	—	720	—	—	720
Stock-based compensation	—	—	15,635	—	—	15,635
Vesting of restricted stock units and performance-based restricted stock units	65,364	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(9,929)	—	(1,233)	—	—	(1,233)
Exercise of stock options	22,898	—	559	—	—	559
Settlement of convertible notes due 2022	36,633	—	1,176	—	—	1,176
Other comprehensive income	—	—	—	—	1,231	1,231
Net loss	—	—	—	(33,821)	—	(33,821)
Balance at June 30, 2021	38,288,685	38	752,773	(348,926)	1,444	405,329
Issuance of common stock for acquisition-related deferred consideration	12,390	—	1,773	—	—	1,773
Issuance of common stock for contingent consideration	45,726	—	6,457	—	—	6,457
Stock-based compensation	—	—	17,632	—	—	17,632
Vesting of restricted stock units and performance-based restricted stock units	178,221	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(23,538)	—	(3,557)	—	—	(3,557)
Exercise of stock options	30,036	—	784	—	—	784
Issuance of shares under employee stock purchase plan	17,665	—	2,136	—	—	2,136
Other comprehensive loss	—	—	—	—	(3,095)	(3,095)
Net loss	—	—	—	(28,678)	—	(28,678)
Balance at September 30, 2021	38,549,185	$39	$777,998	$(377,604)	$(1,651)	$398,782

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(77,335)	$(84,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,253	38,080
Amortization of deferred costs	13,365	10,398
Deferred income taxes	(7,132)	(11,232)
Accretion of interest on convertible senior notes	3,492	25,470
Loss on disposal of assets	940	—
Loss on extinguishment of convertible notes, capped call modification and change in fair value	4,770	2,925
Provision for credit losses and sales reserve	(712)	2,679
Stock-based compensation	39,702	45,631
Change in fair value of contingent consideration obligation	(57)	(7,046)
Payment of contingent consideration in excess of acquisition date fair value	—	(2,653)
Other non-cash adjustments	—	13
Changes in operating assets and liabilities:
Accounts receivable	28,760	16,020
Prepaid expenses	17	93
Deferred costs	(16,157)	(11,387)
Other assets	7,591	(6,525)
Accounts payable	(3,172)	(3,535)
Accrued payroll and employee related liabilities	(6,919)	(3,812)
Accrued expenses	(637)	2,836
Deferred revenue	(4,678)	3,744
Other liabilities	(11,278)	(5,430)
Net cash provided by operating activities	15,813	11,981
Cash flows from investing activities:
Capital expenditures	(2,951)	(4,170)
Proceeds from landlord reimbursement	1,219	—
Payment for acquisition of business, net of acquired cash	(1,249)	(199,679)
Additions to capitalized software development costs	(11,609)	(8,879)
Net cash used in investing activities	(14,590)	(212,728)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	375,000
Payments of debt issuance costs	—	(10,640)
Purchase of convertible notes capped call hedge	—	(35,100)
Repurchase of convertible notes	—	(58,641)
Proceeds from termination of convertible notes capped call hedge	—	10,650
Payment of contingent consideration	—	(2,540)
Stock award shares withheld to settle employee tax withholding liability	(4,208)	(6,399)
Proceeds from employee stock purchase plan	3,165	4,587
Proceeds from stock option exercises	99	2,947
Other	(55)	—
Net cash provided by (used in) financing activities	(999)	279,864
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,309)	219
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,085)	79,336
Cash, cash equivalents and restricted cash—beginning of period	492,758	475,630
Cash, cash equivalents and restricted cash—end of period	$489,673	$554,966
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$281	$610
Taxes, net of refunds received	1,545	1,564
Supplemental disclosure of non-cash activities:
Common stock issued in connection with acquisition	—	89,287
Contingent consideration in connection with acquisition	—	9,135
Common stock issued in connection with contingent consideration payment	—	7,177
Common stock issued in connection with settlement of convertible notes	—	16,826
Modification of 2022 Notes capped call options and resulting reclassification from equity to derivative asset	6,090	—
Stock-based compensation capitalized for software development costs	1,675	406
Other non-cash activities	156	365

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021. No single customer comprised more than 10% of the Company’s gross accounts receivable as of September 30, 2022. One customer comprised approximately 10% of the Company’s gross accounts receivable balance at December 31, 2021.

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

ASU 2022-04

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. ASU 2022-04 requires that a buyer in a supplier finance program disclose key terms of the program, the balance sheet presentation of program obligations, amounts outstanding and rollforward of program obligations. ASU 2022-04 is effective for the Company beginning in the first quarter of 2023, except for rollforward information reporting which is effective for the Company beginning in the first quarter of 2024. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Accounts receivable amortized cost	$98,626	$127,917
Allowance for credit losses	(5,296)	(6,922)
Net accounts receivable	$93,330	$120,995

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(6,685)	$(5,243)	$(6,922)	$(3,788)
Recovery of (provision for) expected credit losses, net	1,127	(321)	731	(1,738)
Write-offs, net	262	283	895	245
Balance, end of period	$(5,296)	$(5,281)	$(5,296)	$(5,281)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Contract asset amortized cost	$7,763	$8,569
Allowance for credit losses	(1,078)	(1,160)
Net contract asset	$6,685	$7,409

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(1,067)	$(841)	$(1,160)	$(398)
Provision for expected credit losses, net	(45)	(316)	(7)	(789)
Write-offs	34	7	89	37
Balance, end of period	$(1,078)	$(1,150)	$(1,078)	$(1,150)

The Company recognized a net credit loss recovery of $1.1 million and $0.8 million during the three and nine months ended September 30, 2022, respectively, due to a payment received from a customer during the three months ended September 30, 2022 reducing the accounts receivable provision for expected credit losses by $1.4 million. Credit loss expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(251)	$(400)	$(250)	$(175)
Additions	(135)	20	(136)	(239)
Write-offs	36	130	36	164
Balance, end of period	$(350)	$(250)	$(350)	$(250)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	September 30, 2022	December 31, 2021
Furniture and equipment	5	$2,377	$2,530
Leasehold improvements (1)	9	7,046	7,842
System hardware	5	1,610	1,357
Office computers	3	9,866	8,783
Computer and system software	3	2,555	2,694
		23,454	23,206
Less accumulated depreciation and amortization		(14,067)	(11,021)
Property and equipment, net		$9,387	$12,185

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.3 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense for property and equipment was $3.7 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company recognized $0.9 million of loss on disposal of assets related to the 2022 Strategic Realignment (as defined in Note 18). See Note 18 for details on the 2022 Strategic Realignment.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of September 30, 2022	$88,241	3 years	$(60,618)	$27,623
As of December 31, 2021	75,042	3 years	(52,322)	22,720

The Company capitalized software development costs of $13.3 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense for capitalized software development costs was $2.9 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for capitalized software development costs was $8.4 million and $6.5 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of September 30, 2022, for each of the following years is as follows (in thousands):

2022 (for the remaining three months)	$3,643
2023	11,926
2024	8,889
2025	3,165
$27,623

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2022 and year ended December 31, 2021, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$412,462	$—	$—	$412,462
Derivative instruments - cash-settled capped call options	—	1,340	—	1,340
Total financial assets	$412,462	$1,340	$—	$413,802
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

	As of December 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,692	$—	$—	$409,692
Total financial assets	$409,692	$—	$—	$409,692
Liabilities:
Contingent consideration	$—	$—	$59	$59
Total financial liabilities	$—	$—	$59	$59

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the nine months ended September 30, 2022.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The following tables summarize the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Adjustment for one2many acquisition	(690)
Adjustment for SnapComms acquisition	732
Foreign currency translation	(465)
Fair value at March 31, 2021	19,331
Adjustment for one2many acquisition	38
Adjustment for SnapComms acquisition	(23)
Payment for SnapComms acquisition	(720)
Foreign currency translation	149
Fair value at June 30, 2021	18,775
Adjustment for one2many acquisition	1,060
Adjustment for RedSky acquisition	(8,163)
Payment for one2many acquisition	(10,679)
Payment for RedSky acquisition	(972)
Foreign currency translation	(21)
Fair value at September 30, 2021	$—

Fair value at December 31, 2021	$59
Adjustment for Anvil acquisition	(52)
Foreign currency translation	(1)
Fair value at March 31, 2022	6
Adjustment for Anvil acquisition	(5)
Foreign currency translation	(1)
Fair value at June 30, 2022	—
Fair value at September 30, 2022	$—

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

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. See Note 9 for details on the 2022 Notes capped call transactions. In September 2022, the Company modified the capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options which will be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. The derivative assets were not designated as a hedging instrument. In September 2022, the Company reclassified the fair value of the capped call options which will be settled in cash of $6.1 million from additional paid-in capital to other current assets on the condensed consolidated balance sheet in accordance with ASC 815. The assets, which are classified as Level 2 of the fair value hierarchy, were marked-to-market and the decrease in fair value during the three months ended September 30, 2022 of $4.7 million was recorded as a component of loss on extinguishment of convertible notes, capped call modification and change in fair value on the condensed consolidated statement of operations and on the condensed consolidated statement of cash flows. The fair value was derived using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. In November 2022, the Company received the related cash as final settlement of the capped call options.

During the nine months ended September 30, 2022, as a result of assessing the probabilities of payment for the potential contingent consideration for The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) through June 30, 2023, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in the amount of $0.1 million.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of September 30, 2022 and December 31, 2021, the fair value of the 2026 Notes was determined to be $322.5 million and $318.3 million, respectively, and the principal amount of the notes was $375.0 million for each period. As of September 30, 2022 and December 31, 2021, the fair value of 2024 Notes was determined to be $387.0 million and $440.6 million, respectively, and the principal amount of the notes was $450.0 million for each period. As of September 30, 2022 and December 31, 2021, the fair value of the 2022 Notes was determined to be $8 thousand and $16 thousand, respectively, and the principal amount of the notes was $8 thousand for each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$531,163
Acquisition initial value adjustment	(1,788)
Foreign currency translation	(37,009)
Balance at September 30, 2022	$492,366

There were no impairments recorded against goodwill during the nine months ended September 30, 2022 and for the year ended December 31, 2021.

Intangible assets consisted of the following (in thousands):

			As of September 30, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$36,311	3.48	$(19,259)	$17,052
Tradenames	16,700	4.55	(6,359)	10,341
Customer relationships	207,165	8.37	(56,048)	151,117
Total intangible assets	$260,176		$(81,666)	$178,510

			As of December 31, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,178	3.41	$(16,214)	$26,964
Tradenames	28,250	4.13	(12,779)	15,471
Customer relationships	219,850	8.30	(42,966)	176,884
Total intangible assets	$291,278		$(71,959)	$219,319

Amortization expense for intangible assets was $10.4 million and $11.0 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $33.2 million and $28.9 million for the nine months ended September 30, 2022 and 2021, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $9.1 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company retired $19.2 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of September 30, 2022, for each of the next five years and thereafter is as follows (in thousands):

2022 (for the remaining three months)	$9,899
2023	37,715
2024	32,579
2025	26,327
2026	20,606
Thereafter	51,384
$178,510

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

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.5 million. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million consideration loan notes. On November 10, 2021, the Company issued 574,639 newly issued shares of the Company’s common stock to settle consideration loan notes issued on the acquisition date. During the nine months ended September 30, 2022, the Company paid approximately $1.2 million to settle certain purchase liabilities. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, the Company preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. During the nine months ended September 30, 2022, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in general and administrative expenses in the condensed consolidated statements of operations in the amount of $0.1 million. The Company acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

As the Company finalizes its estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of September 30, 2022 for the acquired assets and liabilities as the Company is currently in the process of completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities which could have a material impact on the Company’s results of operations and financial position.

During the nine months ended September 30, 2022, the Company recognized an increase of $2.0 million in customer relationship intangible assets, a $0.5 million increase in deferred tax liabilities and a $1.6 million decrease to goodwill.

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

As of September 30, 2022, the 2026 Notes are not yet convertible. The 2026 Notes are classified as long-term on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2026 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(7,293)	(97,261)
Net carrying amount	$367,707	$277,739
Equity component (1)	—	99,000

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt discount and transaction costs	$530	$4,886	$1,581	$10,740

Effective interest rates were 0.6% and 7.3% for the three months ended September 30, 2022 and 2021, respectively. Effective interest rates were 0.6% and 7.3% for the nine months ended September 30, 2022 and 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$322,549	$367,707	$318,311	$277,739

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

Based on the closing price of the Company’s common stock of $30.88 on September 30, 2022, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of September 30, 2022, the 2024 Notes were not convertible at the option of the debt holder. The 2024 Notes are classified as long-term on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 as it is the Company’s intent to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net of amortization	(5,684)	(62,044)
Net carrying amount	$444,316	$387,956
Equity component (1)	—	86,133

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
0.125% coupon	$140	$141	$422	$422
Amortization of debt discount and transaction costs	638	4,759	1,911	14,100
	$778	$4,900	$2,333	$14,522

Effective interest rates were 0.7% and 5.2% for the three months ended September 30, 2022 and 2021, respectively. Effective interest rates were 0.7% and 5.2% for the nine months ended September 30, 2022 and 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$387,000	$444,316	$440,564	$387,956

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

Based on the closing price of the Company’s common stock of $30.88 on September 30, 2022, the if-converted value of the 2024 Notes was less than their respective principal amounts.

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

Based on the market price of the Company’s common stock during the 30 trading days preceding March 31, 2022, the 2022 Notes were not convertible at the option of the debt holder from April 1, 2022 through May 1, 2022. On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time. In November 2022, the Company settled the $8 thousand aggregate principal amount of the 2022 Notes at maturity.

The 2022 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Liability component:
Principal	$8	$8
Less: debt discount, net of amortization	—	—
Net carrying amount	$8	$8
Equity component (1)	—	(39,358)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
1.50% coupon	$—	$2	$—	$110
Amortization of debt discount and transaction costs	—	4	—	630
	$—	$6	$—	$740

Effective interest rates were 2.2% and 6.9% for the three months ended September 30, 2022 and 2021, respectively. Effective interest rates were 2.2% and 6.9% for the nine months ended September 30, 2022 and 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2022 Notes	$8	$8	$16	$8

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations. The cost of the purchased capped call options of $12.9 million was recorded to shareholders’ equity.

In September 2022, the Company modified the capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options which will be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. In September 2022, the Company reclassified the fair value of the capped call options which will be settled in cash of $6.1 million from additional paid-in capital to other current assets on the condensed consolidated balance sheet. The asset will be remeasured through the settlement date. See Note 6 for details on the fair value measurement of the capped call options which will be settled in cash. The remaining capped call options which do not require cash settlement will not be re-measured. In November 2022, the Company received $1.3 million in cash and 22,914 in the Company's shares as final settlement of the capped call options.

Based on the closing price of the Company’s common stock of $30.88 on September 30, 2022, the if-converted value of the 2022 Notes was less than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of September 30, 2022 (in thousands):

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
(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2022, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2022, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At September 30, 2022 and December 31, 2021, there were 39,886,939 and 39,389,733 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2022 and 2021, 105,696 and 41,164 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded stock-based compensation expense of $1.2 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, unrecognized compensation cost related to the 2016 ESPP was $0.9 million which will be amortized over a weighted-average period of 0.42 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50	0.50
Expected volatility (2)	70%	45%	65% - 70%	45% - 60%
Risk-free interest rate (3)	3.33%	0.05%	0.86% - 3.33%	0.05% - 0.06%
Dividend rate (4)	0%	0%	0%	0%

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

There were no stock options granted during the nine months ended September 30, 2022. There was no stock-based compensation expense recorded during the three months ended September 30, 2022 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.2 million for the three months ended September 30, 2021 attributed to stock options. The Company recorded stock-based compensation expense of $0.1 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, attributed to stock options.

The total intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $0.1 million and $12.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2022 and 2021, the total intrinsic value of all outstanding options was $1.4 million and $21.2 million, respectively.

There was no unrecognized compensation cost related to nonvested stock options as of September 30, 2022. The amount of cash received from the exercise of stock options during the nine months ended September 30, 2022 and 2021 was $0.1 million and $2.9 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2021	157,740	$23.83
Exercised	(5,133)	19.40
Forfeited	(4,393)	36.98
Outstanding at September 30, 2022	148,214	23.60

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of September 30, 2022
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	148,214	4.35	$23.60
Vested and expected to vest	148,214	4.35	23.60
Exercisable	148,214	4.35	23.60

Vested and nonvested stock option activity was as follows:

	Vested
	Options outstanding	Weighted average exercise price
Outstanding at September 30, 2022	148,214	$23.60

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 2,712,456 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 423,314 RSUs that vested during the nine months ended September 30, 2022. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the nine months ended September 30, 2022 and 2021 were $40.23 and $124.17, respectively. The fair values of RSUs that vested during the nine months ended September 30, 2022 and 2021, were $29.7 million and $20.8 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded $13.0 million and $8.7 million, respectively, of stock-based compensation related to the RSUs. During the nine months ended September 30, 2022 and 2021, the Company recorded $31.9 million and $22.0 million, respectively, of stock-based compensation related to the RSUs.

As of September 30, 2022, there was $103.1 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.43 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

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

During the nine months ended September 30, 2022, the Company granted 717,638 PSUs to members of its management pursuant to the 2016 Plan. There were 91,991 PSUs that vested during the nine months ended September 30, 2022. The PSUs, other than those modified on February 9, 2022 as described above, generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the nine months ended September 30, 2022, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $25.50 to $55.31 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair values of PSUs granted during the nine months ended September 30, 2022 and 2021 were $35.29 and $124.45, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized $4.0 million and $8.1 million, respectively, of stock compensation expense in connection with the PSU awards. During the nine months ended September 30, 2022 and 2021, the Company recognized $6.2 million and $21.3 million, respectively, of stock compensation expense in connection with the PSU awards. During the three months ended March 31, 2022, prior to the PSU modification, as a result of forecasted decreases in the compounded annual growth rate, the Company reduced the expected achievement of performance metrics and recognized a reduction in stock-based compensation expense. This reduction was offset by the incremental compensation expense recognized for the modified PSUs. As of September 30, 2022, there was $22.4 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.91 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2021	1,579,738
Granted	3,430,094
Vested	(515,305)
Forfeited	(647,122)
Outstanding at September 30, 2022	3,847,405

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. Fair value of the market-based grants at the grant date and as of September 30, 2022 was $0.4 million and $0.3 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.3 million, respectively, of stock compensation expense in connection with these awards.

Fair value of the market-based grants is determined using the Monte-Carlo simulation with the following assumptions:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Market-Based Grants:
Expected term (in years)	0.98	0.98 - 1.50
Expected volatility	69%	58% - 69%
Risk-free interest rate	4.00%	1.97% - 4.00%
Dividend rate	0%	0%

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,938	$1,260	$4,197	$3,078
Sales and marketing	6,130	5,747	13,736	15,068
Research and development	4,543	3,106	10,497	7,696
General and administrative	4,796	7,328	11,272	19,789
Total	$17,407	$17,441	$39,702	$45,631

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2022	2021
Convertible senior notes	6,080,480	6,089,230
Stock-based compensation grants	3,995,619	1,785,060
Total	10,076,099	7,874,290

In connection with the issuance of the 2026 Notes in March 2021, the Company paid $35.1 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2026 Notes. In connection with the issuance of the 2024 Notes in December 2019, the Company paid $44.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2024 Notes. In connection with the issuance of the 2022 Notes in November 2017, the Company paid $12.9 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the 2022 Notes. In March 2021 and December 2019, the Company partially terminated capped call options related to the 2022 Notes and received $10.6 million and $5.8 million, respectively. In March 2021, the Company also modified a capped call agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the condensed consolidated statement of operations. In November 2022, the Company received $1.3 million in cash and 22,914 in the Company's shares as final settlement of the capped call options. The capped call option agreements are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan and 2016 ESPP. The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2022 was 6.3 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes, 2024 Notes and 2022 Notes.

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

For the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of less than $0.1 million and a benefit from income taxes of $0.7 million, respectively, resulting in an effective tax rate of (0.11)% and 2.53%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a benefit from income taxes of $1.8 million and $10.3 million, respectively, resulting in an effective tax rate of 2.22% and 10.93%, respectively. The provision for less than $0.1 million and benefit of $1.8 million, respectively, generated in the three and nine months ended September 30, 2022, was primarily generated by losses in foreign jurisdictions which are expected to be realized in the current or future years.

As of September 30, 2022, the Company had gross tax-effected unrecognized tax provision of $1.8 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended September 30, 2022 and 2021, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Geographic Markets	2022	2021	2022	2021
North America	$81,880	$73,751	$233,379	$201,031
International	29,521	22,995	81,383	64,574
Total	$111,401	$96,746	$314,762	$265,605

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription services	$96,790	$86,664	$283,203	$236,748
Professional services	8,006	6,467	20,571	18,866
Software licenses and other	6,605	3,615	10,988	9,991
Total	$111,401	$96,746	$314,762	$265,605

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $15.3 million and $15.8 million as of September 30, 2022 and December 31, 2021, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $20.3 million and $17.0 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, amortization expense for the deferred costs was $5.0 million and $3.2 million, respectively. During the nine months ended September 30, 2022 and 2021, amortization expense for the deferred costs was $13.7 million and $10.4 million, respectively. There was no impairment loss in relation to the costs capitalized for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

Deferred Revenue

During the three months ended September 30, 2022 and 2021, $89.3 million and $78.8 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2022 and 2021, $189.9 million and $138.6 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended September 30, 2022 and 2021, $3.0 million and $3.7 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2022 and 2021, $7.3 million and $9.1 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

As of September 30, 2022, approximately $454.5 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $283.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of September 30, 2022, approximately $16.9 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $14.1 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	September 30, 2022	December 31, 2021
Balance sheet information
ROU assets	$10,968	$18,160
Lease liabilities, current	$5,225	$6,356
Lease liabilities, non-current	8,373	15,328
Total lease liabilities	$13,598	$21,684
Supplemental data
Weighted average remaining lease term	3.72 years	4.24 years
Weighted average discount rate	6.27%	5.99%

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in lease liabilities	$5,552	$4,726
ROU assets obtained in exchange for new lease obligations	287	6,681

Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

Year ending December 31,
2022 (for the remaining three months)	$1,609
2023	5,516
2024	2,736
2025	1,075
2026	1,063
Thereafter	2,153
Total undiscounted lease payments	14,152
Less: imputed interest	(554)
Total lease liabilities	$13,598

The following table presents components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,446	$1,622	$4,667	$4,391
Short-term lease expense(1)	143	231	473	622
	1,589	1,853	5,140	5,013
Less: Sublease income	(56)	(23)	(102)	(38)
Total lease expense	$1,533	$1,830	$5,038	$4,975

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of September 30, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(17) Commitments and Contingencies

Litigation

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint. The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company believes that the allegations and claims made in this lawsuit are wholly without merit and intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

In June 2022, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against certain current and former directors and officers of the Company, naming the Company as a nominal defendant. The suit claims that these individuals breached their fiduciary duties to the Company’s shareholders and to the Company generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaint is derivative in nature and does not seek relief from the Company. This action has been stayed pending the outcome of the motion to dismiss filed in the putative class action lawsuit brought by Sylebra.

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

(18) Restructuring and Restructuring-Related Activities

On May 3, 2022, the Board of Directors of the Company approved a program (the “2022 Strategic Realignment”) to strategically realign the Company’s resources in order to accelerate and grow the Company’s investments in the Company’s largest growth opportunities while streamlining the Company’s operations. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. On November 2, 2022, the Board of Directors of the Company approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend (see Note 19).

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify the Company’s business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow and is expected to be substantially completed by the end of fiscal 2023.

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the 2022 Strategic Realignment and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company's estimates of total pre-tax charges associated with the 2022 Strategic Realignment, by major type of cost, of which approximately $30 million to $33 million are expected to result in cash outlays (in millions):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$9	to	$9
Facilities-related	5	to	6
Other	—	to	—
Business transformation charges	17	to	19
Total restructuring and business transformation charges	$31	to	$34

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at April 1, 2022	$—	$—	$—	$—
Charges	2,412	4,200	167	6,779
Charges settled in cash	(2,367)	(3,308)	(167)	(5,842)
Charges settled in non-cash	(3)	(857)	—	(860)
Balance at September 30, 2022	$42	$35	$—	$77

(1)
Balance at September 30, 2022 is recorded in accrued expenses in the condensed consolidated balance sheet.
(2)
Balance at September 30, 2022 is recorded in accrued expenses in the condensed consolidated balance sheet. Charges settled in non-cash relate to the loss on disposal of assets partially offset by derecognizing the ROU asset and liability for lease terminations.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Restructuring charges	$37	$6,779
Business transformation charges:
Cost of revenue	259	694
Sales and marketing	426	634
Research and development	396	609
General and administrative	106	2,102
Other income (expense), net	3	3
Total business transformation charges	1,190	4,042
Total restructuring and business transformation charges	$1,227	$10,821

(19) Subsequent Event

2022 Strategic Realignment Amendment

On November 2, 2022, the Board of Directors of the Company approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend. Overall, the 2022 Strategic Realignment charges will result in future cash expenditures of approximately $30 million to $33 million. The Company expects to record approximately $14 million to $15 million in restructuring charges associated with the 2022 Strategic Realignment, including employee termination benefits, costs to consolidate facilities and other costs. The Company also expects to incur $17 million to $19 million in business transformation costs associated with the 2022 Strategic Realignment, including employee retention costs, professional fees and investments in automation and technology. The 2022 Strategic Realignment is expected to be substantially completed by the end of fiscal 2023. See Note 18 for details on the 2022 Strategic Realignment.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,417 customers as of September 30, 2022. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of September 30, 2022, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 42% of our revenue in 2021 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $111.4 million and $96.7 million for the three months ended September 30, 2022 and 2021, respectively, representing a period-over-period increase of 15%. We generated revenue of $314.8 million and $265.6 million for the nine months ended September 30, 2022 and 2021, respectively, representing a period-over-period increase of 19%. We had net losses of $22.1 million and $28.7 million for the three months ended September 30, 2022 and 2021, respectively. We had net losses of $77.3 million and $84.3 million for the nine months ended September 30, 2022 and 2021, respectively. During the second quarter of 2022, we updated our geographic market presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. As of September 30, 2022 and 2021, 19% and 21% of our customers, respectively, were located outside of North America. These customers generated 26% and 24% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and 26% and 24% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

Settlement of 2022 Notes and Capped Call Options

In November 2022, we settled the $8 thousand aggregate principal amount of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) at maturity. Additionally, in November 2022, we received $1.3 million in cash and 22,914 in our shares as final settlement of the capped call options related to the 2022 Notes.

2022 Strategic Realignment Amendment

On May 3, 2022, our Board of Directors approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. On November 2, 2022, our Board of Directors approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details on the 2022 Strategic Realignment and Note 19 for details on the 2022 Strategic Realignment amendment.

Impacts of COVID-19 to Our Business

During the six months ended September 30, 2022 financial results and operations for our Americas and international geographies were not significantly impacted by the COVID-19 pandemic. We have taken, and continue to take, a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Due to the evolving nature of the situation, we are not able at this time to estimate the future impact of the pandemic on our financial results and operations, but the impact could be material during any future period affected either directly or indirectly by this pandemic. Due to our primarily subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all. See Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, for information on risks associated with pandemics in general and COVID-19 specifically. The extent of the future impact of COVID-19 on our operational and financial performance will depend on certain developments, including new information which may emerge concerning the duration and severity of the outbreak, impact of vaccinations and virus variants, international actions taken or which may be taken in the future to contain and treat it, impact on our customers and our sales cycles, and impact on our employees, all of which are highly uncertain and cannot be predicted.

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

Adoption of Accounting Standards Update 2020-06

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adopted the standard on January 1, 2022 using the modified retrospective approach. Upon adoption of ASU 2020-06, we no longer separately present in equity the embedded conversion feature of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”), 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and the 2022 Notes (collective, the “Convertible Senior Notes”). Instead, we account for the Convertible Senior Notes wholly as debt. Applying the separation models prior to the adoption of ASU 2020-06 to the Convertible Senior Notes involved the recognition of a debt discount, which was amortized to interest expense via the effective interest method. The elimination of the cash conversion model will reduce reported interest expense in periods subsequent to adoption.

During the nine months ended September 30, 2022, we recognized amortization of deferred costs in interest expense based on ASU 2020-06. As we adopted the standard using the modified retrospective approach, periods prior to our adoption have not been recast and are not directly comparable. See Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASU 2020-06.

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

Restructuring

Our Board of Directors approved the 2022 Strategic Realignment to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Loss on Extinguishment of Convertible Notes, Capped Call Modification and Change in Fair Value

Loss on extinguishment of convertible notes, capped call modification and change in fair value relates to the partial extinguishment of our 2022 Notes, modification of a 2022 Notes capped call agreement and change in fair value of 2022 Notes capped call options which will be settled in cash.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$111,401	$96,746	$314,762	$265,605
Cost of revenue(1)	35,447	30,310	100,543	83,255
Gross profit	75,954	66,436	214,219	182,350
Operating expenses:
Sales and marketing(1)	46,580	42,426	133,755	118,436
Research and development(1)	25,177	23,197	75,355	61,527
General and administrative(1)	23,357	19,904	72,786	67,130
Restructuring	37	—	6,779	—
Total operating expenses	95,151	85,527	288,675	247,093
Operating loss	(19,197)	(19,091)	(74,456)	(64,743)
Other expense, net	(2,858)	(10,332)	(4,633)	(29,890)
Loss before income taxes	(22,055)	(29,423)	(79,089)	(94,633)
Benefit from (provision for) income taxes	(25)	745	1,754	10,345
Net loss	$(22,080)	$(28,678)	$(77,335)	$(84,288)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense
Cost of revenue	$1,938	$1,260	$4,197	$3,078
Sales and marketing	6,130	5,747	13,736	15,068
Research and development	4,543	3,106	10,497	7,696
General and administrative	4,796	7,328	11,272	19,789
Total	$17,407	$17,441	$39,702	$45,631

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense
Cost of revenue	$5,885	$5,530	$17,977	$15,624
Sales and marketing	340	216	863	690
Research and development	243	188	657	544
General and administrative	8,094	8,292	25,756	21,222
Total	$14,562	$14,226	$45,253	$38,080

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	32%	31%	32%	31%
Gross profit	68%	69%	68%	69%
Operating expenses:
Sales and marketing	42%	44%	42%	45%
Research and development	23%	24%	24%	23%
General and administrative	21%	21%	23%	25%
Restructuring	0%	0%	2%	0%
Total operating expenses	85%	88%	92%	93%
Operating loss	(17)%	(20)%	(24)%	(24)%
Other expense, net	(3)%	(11)%	(1)%	(11)%
Loss before income taxes	(20)%	(30)%	(25)%	(36)%
Benefit from (provision for) income taxes	(0)%	1%	1%	4%
Net loss	(20)%	(30)%	(25)%	(32)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$111,401	$96,746	$14,655	15.1%

Revenue increased by $14.7 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was due to a $14.7 million increase in sales of our products driven by expansion of our customer base from 6,010 customers as of September 30, 2021 to 6,417 customers as of September 30, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$35,447	$30,310	$5,137	16.9%
Gross margin %	68%	69%

Cost of revenue increased by $5.1 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $2.4 million increase in employee-related costs associated with our increased headcount from 423 employees as of September 30, 2021 to 471 employees as of September 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, a $1.4 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $0.9 million increase in hosting, software and messaging costs and a $0.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$46,580	$42,426	$4,154	9.8%
% of revenue	42%	44%

Sales and marketing expense increased by $4.2 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $4.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 591 employees as of September 30, 2021 to 642 employees as of September 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment. The remaining increase was principally the result of a $0.5 million increase in office related expenses to support the sales team. These increases were partially offset by a $0.9 million decrease in advertising-related costs and trade show expenses.

Research and Development Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$25,177	$23,197	$1,980	8.5%
% of revenue	23%	24%
Research and development expense increased by $2.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $3.4 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 513 employees as of September 30, 2021 to 564 employees as of September 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, and a $0.8 million increase in software related costs partially offset by a $0.4 million decrease in professional services and office related expenses to support research and development activities. A total of $2.6 million of internally developed software costs during the three months ended September 30, 2021 and $4.4 million of internally developed software costs during the three months ended September 30, 2022 were capitalized, resulting in a $1.8 million offset to the increase in the third quarter of 2022.

General and Administrative Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$23,357	$19,904	$3,453	17.3%
% of revenue	21%	21%

General and administrative expense increased by $3.5 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $7.1 million decrease in our contingent consideration obligation recognized in the prior year, partially offset by a $1.9 million decrease in credit loss expense primarily due to a recovery from a payment received from a customer during the three months ended September 30, 2022, a $1.5 million decrease in employee-related costs primarily related to a decrease in stock-based compensation partially offset by our increased headcount from 203 employees as of September 30, 2021 to 216 employees as of September 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment and a $0.2 million decrease in depreciation and amortization.

Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$(2,858)	$(10,332)	$7,474	72.3%
% of revenue	(3)%	(11)%

Other expense, net decreased by $7.5 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an $8.5 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of the adoption of ASU 2020-06), a $2.0 million increase in interest income and a $1.7 million increase in other income, net, primarily due to a settlement of a receivable. These increases were partially offset by a $4.7 million decrease in fair value of 2022 Notes capped call options to be settled in cash.

Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from (provision for) income taxes	$(25)	$745	$(770)	(103.4)%
% of revenue	(0)%	1%

The nominal income tax expense for the three months ended September 30, 2022 related to state and foreign taxes incurred by profitable sperate legal subsidiaries. The change in income taxes of $0.8 million for the three months ended September 30, 2022 as compared to the same period in 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$314,762	$265,605	$49,157	18.5%

Revenue increased by $49.2 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was due to a $49.2 million increase in sales of our products driven by expansion of our customer base from 6,010 customers as of September 30, 2021 to 6,417 customers as of September 30, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$100,543	$83,255	$17,288	20.8%
Gross margin %	68%	69%

Cost of revenue increased by $17.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $9.8 million increase in employee-related costs associated with our increased headcount from 423 employees as of September 30, 2021 to 471 employees as of September 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment, a $3.0 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $2.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software, a $1.3 million increase in hosting, software and messaging costs and other costs and a $0.8 million increase in office and other related expenses to support revenue generating activities.

Gross margin percentage decreased due to our continued investment in personnel to support our growth.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$133,755	$118,436	$15,319	12.9%
% of revenue	42%	45%

Sales and marketing expense increased by $15.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an $13.6 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 591 employees as of September 30, 2021 to 642 employees as of September 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment. The remaining increase was principally the result of a $1.1 million increase in office related expenses, a $0.5 million increase in software expenses to support the sales team and a $0.1 million increase in advertising-related costs and trade show expenses.

Research and Development Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$75,355	$61,527	$13,828	22.5%
% of revenue	24%	23%

Research and development expense increased by $13.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $16.3 million increase in employee-related costs, which includes stock-based compensation, associated with our increased headcount from 513 employees as of September 30, 2021 to 564 employees as of September 30, 2022, net of a reduction in stock-based compensation expense as a result of expected reduced performance metric achievement, and with employee-related costs related to the 2022 Strategic Realignment, a $2.3 million increase in software related costs and a $0.2 million increase in office related expenses partially offset by a $1.1 million decrease in professional services to support research and development activities. A total of $8.0 million of internally developed software costs during the nine months ended September 30, 2021 and $11.9 million of internally developed software costs during the nine months ended September 30, 2022 were capitalized, resulting in a $3.9 million offset to the increase during the nine months ended September 30, 2022.

General and Administrative Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$72,786	$67,130	$5,656	8.4%
% of revenue	23%	25%

General and administrative expense increased by $5.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $7.0 million decrease in our contingent consideration obligation recognized in the prior year, a $4.5 million increase in depreciation and amortization and a $1.1 million increase in professional services and office related expenses to support the administrative team. These increases were partially offset by a $3.8 million decrease in employee-related costs resulting from a reduction in stock-based compensation expense due to expected reduced performance metric achievement partially offset by increased employee-related costs due to increased headcount from 203 employees as of September 30, 2021 to 216 employees as of September 30, 2022 and with employee-related costs related to the 2022 Strategic Realignment, and a $3.1 million decrease in credit loss expense partially due to a recovery from a payment received from a customer during the three months ended September 30, 2022.

Restructuring

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Restructuring	$6,779	$—	$6,779	N/A
% of revenue	2%	0%

During the nine months ended September 30, 2022, we incurred approximately $6.8 million of restructuring charges, of which $2.4 million was for employee-related expenses, $4.2 million was for facilities-related expenses and $0.2 million for other expenses.

Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$(4,633)	$(29,890)	$25,257	84.5%
% of revenue	(1)%	(11)%

Other expense, net decreased by $25.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a $22.1 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of the adoption of ASU 2020-06), a $2.9 million decrease in loss on extinguishment of convertible notes and capped call modification, a $2.5 million increase in interest income and a $2.5 million increase in other income, net partially due to a settlement of a receivable. These increases were partially offset by a $4.7 million decrease in fair value of 2022 Notes capped call options to be settled in cash.

Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from income taxes	$1,754	$10,345	$(8,591)	(83.0)%
% of revenue	1%	4%

A portion of the losses incurred during the nine months ended September 30, 2022 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022 which was greater than the state and foreign tax incurred by our profitable separate legal subsidiaries. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax benefit of $1.8 million was recorded during the nine months ended September 30, 2022 primarily attributable to losses benefited in foreign jurisdictions. The change in income tax benefit of $8.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$15,169	$4,850	$22,524	$10,648
Adjusted gross profit	80,941	70,887	228,165	194,201
Adjusted free cash flow	15,397	(7,529)	9,332	(1,068)

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, loss on extinguishment of convertible notes, capped call modification and change in fair value, change in fair value of contingent consideration, stock-based compensation expense and costs related to the 2022 Strategic Realignment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, loss on extinguishment of convertible notes, capped call modification and change in fair value, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,080)	$(28,678)	$(77,335)	$(84,288)
Interest and investment expense, net	(742)	9,709	1,124	25,691
(Benefit from) provision for income taxes	25	(745)	(1,754)	(10,345)
Depreciation and amortization	14,562	14,226	45,253	38,080
Loss on extinguishment of convertible notes, capped call modification and change in fair value	4,770	—	4,770	2,925
Change in fair value of contingent consideration	—	(7,103)	(57)	(7,046)
Stock-based compensation	17,407	17,441	39,702	45,631
2022 Strategic Realignment	1,227	—	10,821	—
Adjusted EBITDA	$15,169	$4,850	$22,524	$10,648

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$75,954	$66,436	$214,219	$182,350
Amortization of acquired intangibles	2,790	3,191	9,055	8,773
Stock-based compensation	1,938	1,260	4,197	3,078
2022 Strategic Realignment	259	—	694	—
Adjusted gross profit	$80,941	$70,887	$228,165	$194,201

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$18,035	$(2,690)	$15,813	$11,981
Capital expenditures	(225)	(2,042)	(2,951)	(4,170)
Capitalized software development costs	(4,173)	(2,797)	(11,609)	(8,879)
Free cash flow	13,637	(7,529)	1,253	(1,068)
Cash payments for 2022 Strategic Realignment	1,760	—	8,079	—
Adjusted free cash flow	$15,397	$(7,529)	$9,332	$(1,068)

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and loss on extinguishment of convertible notes, capped call modification and change in fair value, costs related to the 2022 Strategic Realignment and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP income. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding loss on extinguishment of convertible notes, capped call modification and change in fair value allows for more meaningful comparisons between operating results from period to period as losses on the extinguishment of convertible notes, capped call modifications and change in fair value are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$35,447	$30,310	$100,543	$83,255
Amortization of acquired intangibles	(2,790)	(3,191)	(9,055)	(8,773)
Stock-based compensation	(1,938)	(1,260)	(4,197)	(3,078)
2022 Strategic Realignment	(259)	—	(694)	—
Non-GAAP cost of revenue	$30,460	$25,859	$86,597	$71,404

Gross profit	$75,954	$66,436	$214,219	$182,350
Amortization of acquired intangibles	2,790	3,191	9,055	8,773
Stock-based compensation	1,938	1,260	4,197	3,078
2022 Strategic Realignment	259	—	694	—
Non-GAAP gross profit	$80,941	$70,887	$228,165	$194,201
Non-GAAP gross margin	72.7%	73.3%	72.5%	73.1%

Sales and marketing	$46,580	$42,426	$133,755	$118,436
Stock-based compensation	(6,130)	(5,747)	(13,736)	(15,068)
2022 Strategic Realignment	(426)	—	(634)	—
Non-GAAP sales and marketing	$40,024	$36,679	$119,385	$103,368

Research and development	$25,177	$23,197	$75,355	$61,527
Stock-based compensation	(4,543)	(3,106)	(10,497)	(7,696)
2022 Strategic Realignment	(396)	—	(609)	—
Non-GAAP research and development	$20,238	$20,091	$64,249	$53,831

General and administrative	$23,357	$19,904	$72,786	$67,130
Amortization of acquired intangibles	(7,538)	(7,798)	(24,073)	(20,051)
Change in fair value of contingent consideration	—	7,103	57	7,046
Stock-based compensation	(4,796)	(7,328)	(11,272)	(19,789)
2022 Strategic Realignment	(106)	—	(2,102)	—
Non-GAAP general and administrative	$10,917	$11,881	$35,396	$34,336

Restructuring (2022 Strategic Realignment)	$37	$—	$6,779	$—

Total operating expenses	$95,151	$85,527	$288,675	$247,093
Amortization of acquired intangibles	(7,538)	(7,798)	(24,073)	(20,051)
Change in fair value of contingent consideration	—	7,103	57	7,046
Stock-based compensation	(15,469)	(16,181)	(35,505)	(42,553)
2022 Strategic Realignment	(965)	—	(10,124)	—
Non-GAAP operating expenses	$71,179	$68,651	$219,030	$191,535

Operating loss	$(19,197)	$(19,091)	$(74,456)	$(64,743)
Amortization of acquired intangibles	10,328	10,989	33,128	28,824
Change in fair value of contingent consideration	—	(7,103)	(57)	(7,046)
Stock-based compensation	17,407	17,441	39,702	45,631
2022 Strategic Realignment	1,224	—	10,818	—
Non-GAAP operating income	$9,762	$2,236	$9,135	$2,666

Net loss	$(22,080)	$(28,678)	$(77,335)	$(84,288)
Amortization of acquired intangibles	10,328	10,989	33,128	28,824
Change in fair value of contingent consideration	—	(7,103)	(57)	(7,046)
Stock-based compensation	17,407	17,441	39,702	45,631
2022 Strategic Realignment	1,227	—	10,821	—
Accretion of interest on convertible senior notes	1,168	9,649	3,492	25,470
Loss on extinguishment of convertible notes, capped call modification and change in fair value	4,770	—	4,770	2,925
Income tax adjustments	(510)	(185)	(1,321)	70
Non-GAAP net income	$12,310	$2,113	$13,200	$11,586

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $486.9 million as of September 30, 2022. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of September 30, 2022, our commitments to settle contractual obligations include $825.0 million principal amount of indebtedness under the 2026 Notes, 2024 Notes and 2022 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $14.2 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$477,479	$568,302	$492,758	$475,630
Cash provided by (used in) operating activities	18,035	(2,690)	15,813	11,981
Cash used in investing activities	(4,381)	(6,852)	(14,590)	(212,728)
Cash provided by (used in) financing activities	(450)	(3,425)	(999)	279,864
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,010)	(369)	(3,309)	219
Cash, cash equivalents and restricted cash at end of period	$489,673	$554,966	$489,673	$554,966

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

Operating activities generated $15.8 million in cash in the nine months ended September 30, 2022, primarily as a result of non-cash operating expenses of $99.6 million which was offset by our net loss of $77.3 million and $6.5 million in cash used as a result of changes in operating assets and liabilities. Included in the $15.8 million cash provided by operating activities was $8.1 million cash paid related to the 2022 Strategic Realignment. We recognized non-cash charges aggregating to $45.3 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $39.7 million for stock-based compensation, $13.4 million for amortization of deferred commissions, $4.8 million loss on extinguishment of convertible notes, capped call modification and change in fair value, $3.5 million related to the accretion of interest on our convertible senior notes, and $0.9 million for loss on disposal of assets, offset by $7.1 million for deferred income taxes, $0.7 million for provision for credit losses and $0.1 million change in the fair value of our contingent consideration obligation. The net change in operating assets and liabilities of $6.5 million reflected a $16.2 million increase in deferred cost, an $11.3 million decrease in other liabilities, a $6.9 million decrease in accrued payroll and employee related liabilities, a $4.7 million decrease in deferred revenue, a $3.2 million decrease in accounts payable and a $0.6 million decrease in accrued expenses. These amounts were offset by a $28.8 million decrease in accounts receivable and a $7.6 million decrease in other assets.

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

Investing activities used $14.6 million in cash in the nine months ended September 30, 2022, which consists of a $11.6 million investment in software development, $3.0 million in purchases of property and equipment and $1.2 million to settle certain The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) acquisition purchase liabilities, offset by $1.2 million attributed to a landlord reimbursement.

Investing activities used $212.7 million in cash in the nine months ended September 30, 2021, which consists of $199.7 million of cash paid for the acquisitions of xMatters Holdings, Inc., Red Sky Technologies Inc. and SnapComms Limited, an $8.9 million investment in software development and a $4.2 million in purchases of property and equipment.

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

Financing activities used $1.0 million of cash in the nine months ended September 30, 2022, which reflects a $4.2 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units offset by $3.2 million from the issuance of stock under our employee stock purchase plan.

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

Except for the adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) and determination of the fair value of 2022 Notes capped call options accounted for as derivative instruments (see Notes 6 and 9 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and below), there have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, that have had a material impact on our condensed consolidated financial statements and related notes.

Convertible Senior Notes Capped Call Options

Capped call options which will be settled in cash are accounted for as derivative instruments. Significant judgment is required in determining the value of derivative asset. The fair value was derived using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield. We apply judgment when determining expected volatility and consider both historical and implied volatility levels of the underlying equity security.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2022, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2022.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, of which $8 thousand remain outstanding. The 2026 Notes, 2024 Notes and 2022 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. On or after May 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes at the conversion rate at any time. In November 2022, we settled the $8 thousand aggregate principal amount of the 2022 Notes at maturity. The 2026 Notes and 2024 Notes were not convertible as of September 30, 2022.

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

We had cash and cash equivalents of $486.9 million as of September 30, 2022, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally British Pounds, Euro, Norwegian Krone, Swedish Kronor and other foreign currencies. Movements in foreign currencies in which we transact business could significantly affect future net earnings. For example, the strengthening of the U.S. dollar has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint. The lawsuit alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the information we provided to investors regarding our organic and inorganic revenue growth and the status of integrating acquisitions, which allegedly artificially inflated the price of our stock during the period November 4, 2019 to February 24, 2022. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and intend to defend the action vigorously. In October 2022, we filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. Even if we were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of our management and key personnel from our business operations. During the course of the litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In June 2022, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against certain current and former directors and officers of the Company, naming the Company as a nominal defendant. The suit claims that these individuals breached their fiduciary duties to our shareholders and to us generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaint is derivative in nature and does not seek relief from us. This action has been stayed pending the outcome of the motion to dismiss filed in the putative class action lawsuit brought by Sylebra.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. Except as set forth below, during the three months ended September 30, 2022, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, and in Part II-Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 9, 2022.

Implementation of our 2022 Strategic Realignment or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

On May 3, 2022, our Board of Directors approved the 2022 Strategic Realignment program to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. On November 2, 2022, our Board of Directors approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend.

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. We expect to record in the aggregate approximately $14 million to $15 million in restructuring charges associated with the 2022 Strategic Realignment and $17 million to $19 million in business transformation costs associated with the 2022 Strategic Realignment. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed by the end of fiscal 2023.

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

Severance Benefits

If a participant experiences a Qualifying Termination, he or she will receive (i) an amount equal to his or her annual base salary in the case of the Chief Executive Officer and the Executive Vice Presidents and one-half of his or her annual salary in the case of the Senior Vice Presidents or any eligible Vice President, payable in substantially equal bi-weekly installments over 12 months for the Chief Executive Officer and the Executive Vice Presidents and six months for the Senior Vice Presidents and any eligible Vice President, plus (ii) a cash lump sum equal to any earned but unpaid annual bonus for any performance years that were completed as of the date of termination.

If a participant experiences a CIC Qualifying Termination, he or she will receive (i) an amount equal to one times the participant’s annual base salary plus the sum of any earned but unpaid annual bonus for any performance years that were completed as of the date of termination and a prorated annual target bonus for the year of termination, based upon the Company’s actual performance during the year, payable in a lump sum within 60 days following the date the release executed by the participant becomes effective and irrevocable, and (ii) full accelerated vesting of all outstanding and unvested equity awards held by the participant; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the greater of the target level specified in the terms of the applicable award agreement or the performance achieved as of the date of the CIC Qualifying Termination.

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

The foregoing description of the Severance Plan is qualified in its entirety by the provisions of the Severance Plan, a copy of which is filed as Exhibit 10.2.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

10.1+	Employment Agreement dated July 25, 2022, between David Wagner and the Company.		8-K	001-37874	10.1	7/25/22

10.2+	Everbridge, Inc. Severance Plan.		10-Q	001-37874	10.1	8/9/22

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: November 8, 2022	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer