Form 10-K
period 2022-12-31
EVERBRIDGE, INC.
filed 2023-02-24
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $1.1 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 21, 2023 was 40,263,148.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the impact that global economic conditions may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;
•
the potential impact of macroeconomic events such as the COVID-19 pandemic or the war in Ukraine;
•
the success of the 2022 Strategic Realignment (as defined below);
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
•
perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers' systems, unscheduled downtime or outages;
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

Item 1. Business.

Unless otherwise stated in this Annual Report on Form 10-K, references to "Everbridge," "we," "us," and "our" refer to Everbridge, Inc. and its consolidated subsidiaries.

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. Boston Consulting Group defines resilience as ‘a company’s capacity to absorb stress, recover critical functionality, and thrive in altered circumstances.’ During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as Information Technology (“IT”) outages, cyber-attacks, product recalls or supply-chain interruptions, over 6,500 global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Everbridge’s individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. Everbridge applications leverage our Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global Critical Event Management ("CEM") platform is a significant competitive advantage in the Resilience market.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. For example, United States Department of Homeland Security research indicates that the average duration of an active shooter event at a school is approximately 12.5 minutes, while the average police response time to such events is 18 minutes. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications, and the effects of the global pandemic, have resulted in individuals spending less time in a fixed office location, and this trend makes it more complicated for organizations to protect their employees. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS, and email, as well as to social media, outdoor signage and personal computers. During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and using automation to reduce the time required to initiate action can also result in significant economic savings, as, for example, each minute of unplanned IT downtime costs organizations an average of approximately $9,000, according to the Ponemon Institute. According to Boston Consulting Group, in critical situations resilient organizations produce better outcomes by lowering impact, enabling higher recovery speed, and greater recovery extent.

The following situations reflect examples of how our applications aggregate and assess data and enable improved resilience and management of critical events:

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,500 customers as of December 31, 2022. As of December 31, 2022, our customers were based in over 82 countries and included the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive most of our revenue from subscriptions to our critical communications applications. Subscription services revenue represented 89% of our total revenue in each of 2022, 2021 and 2020. We derived 35% of our revenue in 2022 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

Recent Developments

On May 3, 2022, our Board of Directors approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend, including brand refresh initiatives. On November 2, 2022, our Board of Directors approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend. The 2022 Strategic Realignment is expected to be substantially completed by the end of fiscal 2023.

On July 25, 2022, David Wagner was appointed the Chief Executive Officer of Everbridge, Inc. and on July 28, 2022, Mr. Wagner was appointed as a member of the Board of Directors of Everbridge, Inc. Mr. Wagner's initial annual base salary is $425,000 and he is eligible to earn an annual cash incentive bonus of $425,000, which will be pro-rated for fiscal 2022, pursuant to our management incentive plan upon the achievement of certain individual and/or company performance goals set by the Compensation Committee of our Board of Directors. We granted Mr. Wagner the following awards pursuant to our 2016 Equity Incentive Plan: (i) 200,000 restricted stock units (“RSUs”) with 25% of the RSU grant vesting on December 31, 2022, and the remaining 75% vesting in twelve equal quarterly installments, with the first such vesting date on October 31, 2023, and (ii) 200,000 performance-based restricted stock units (“PSUs”), with up to 75% of the PSU grant becoming eligible to vest based on the compound annual growth rate (“CAGR”) achieved by us during the eight fiscal quarters from January 1, 2022 to December 31, 2023, and up to an additional 75% becoming eligible to vest based on the CAGR achieved during the 12 fiscal quarters from January 1, 2022 to December 31, 2024, with the actual vesting date in each case occurring on the filing of our quarterly reports on Form 10-Q for the quarters ending June 30, 2024 and June 30, 2025, respectively. The estimated total stock-based compensation associated with these grants of $10.7 million is expected to be recognized over a weighted average period of 3.3 years.

In November 2022, we settled the remaining $8 thousand aggregate principal amount of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) at maturity. Additionally, in November 2022, we received $1.3 million in cash and 22,914 in our shares as final settlement of the capped call options related to the 2022 Notes.

During the three months ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of our 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”).

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

CEM solutions digitally transform the response to natural, manmade and digital crises, building upon the strengths of modern critical communications with vital data, analytics, correlation, and seamless orchestration. Organizations today typically manage critical events across the organization in silos that use disparate data sources and unintegrated tools, making it difficult to achieve a common operational view of threats and of the status of response. Utilizing a common contact base, consistent rules engines, threat databases that are integrated with information on the location of an organization’s people, assets and suppliers, and a common visualization platform, CEM solutions can provide a more integrated solution which can improve management control and visibility and lower costs. The ability to cohesively and rapidly share information and collaborate across the organization underlies creating a common operational approach and empowers resilience outcomes.

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations keep their people (employees, contractors, customers, residents, visitors) safe and operations running amid the many types of public safety and critical business events that pose threats. Our CEM solutions enable organizations to anticipate, mitigate, respond to, and recover from critical events, on a single platform. Key benefits of our solutions and competitive strengths include the following:

•
Comprehensive, Enterprise-Scale Platform. The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of communications virtually anywhere, in any volume, in near real-time. In 2022, we delivered billions of interactions through our globally distributed data centers.

•
Digital Transformation. Our solutions help enable our customers’ digital transformation efforts by digitizing organizational resilience and automating business continuity, risk reduction, and operational resilience. Customers can use our solutions’ situational awareness capabilities to know where their people are, how to reach them and how to ensure that they are protected, while also remaining updated on the status of their facilities, customers, inventory, and goods in transit. As part of digital transformation initiatives, our solutions support operational risk reduction for better operational resiliency.
•
Out-of-the-Box, Scalable and Mobile Applications. Our SaaS-based applications are out-of-the box, enterprise-ready and can be utilized without customer development, testing or ongoing maintenance. Regardless of a customer's or prospect’s size or needs, our applications are built to scale to its largest and most complex critical communications requirements.
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
•
Large, Dynamic and Rich Communications Data Asset. As of December 31, 2022, our data asset consists of our contact databases with connections from more than 6,500 customers based in over 82 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.
•
Multi-channel Visualization. Our platform provides the ability to create an integrated view of threats, incidents and the status of response, within the context of the locations of an organization’s people, assets and suppliers. Multiple channels of information can be displayed side-by-side so different facets of a critical event can be monitored simultaneously, and the same data can be displayed on personal computer screens and on a large command center wall to provide flexibility in deployment.

•
Robust Security, Industry Certification and Compliance. Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with FINRA and HIPAA standards. Our solutions received designation under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (“SAFETY Act”), and certification by U.S. Department of Homeland Security that places us on the approved product list for homeland security. Our Everbridge Suite solution also achieved authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received certification under International Organization for Standardization, or ISO, 27001 and also received Cloud Computing Compliance Controls Catalogue (“C5”) accreditation under the Federal Office for Information Security in Germany. In 2020, we received ISO 27701 compliance, the privacy extension to ISO 27001. In 2023, we are in the process of expanding our FedRAMP authorization more fully across the Critical Event Management platform.
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

Our Growth Strategy

We intend to drive growth in our business by building on our position as a global provider of resilience solution with critical event management, critical communications and enterprise safety applications. Key elements of our growth strategy include:

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

•
Further Penetrate Our Existing Customers. We believe that there is a significant opportunity within our existing customer base to expand their use of our platform, both by selling new applications and features to our existing customers and selling to additional departments in their organizations. Our dollar-based net retention rate, which we define as revenue generated from existing customers including recurring revenue, expansion revenue, downgrades, and cancels, compared on a trailing-twelve-month basis was over 110% for fiscal 2022. We also believe that we have a significant opportunity to increase the lifetime value of our customer relationships as we educate customers about the benefits of our current and future applications that they do not already utilize and of taking an integrated CEM approach. New applications added, which represent the total dollar value of new agreements entered into within the prior 12 months, exclusive of renewals, have grown from 6% of our sales in the first quarter of 2016 to 75% of our sales in the fourth quarter of 2022.
•
Expand Our Partner Ecosystem: We continue to expand our strategic partnerships with our channel partners, technology partners, and system integrators. We intend to further expand our partner ecosystem to open up new channels to market and to enable our customers to succeed with our technology and platform in their operations and business processes.
•
Develop New Applications to Target New Markets and Use Cases. Our platform is highly flexible and can support the development of new applications to meet evolving safety and operational challenges. For example, throughout 2022, we announced a number of applications to protect travelers and to provide enterprises and governments with comprehensive risk intelligence. Leveraging our global network of over 25,000 security threat data sources, Everbridge’s situational awareness reports helped multi-national organizations around the world to navigate the ongoing crisis in the Ukraine. We introduced Travel Protector™ complemented by Everbridge Assist, Powered by Anvil, to provide organizations with an end-to-end, full-lifecycle solution to fulfill duty of care responsibilities for traveling employees, remote workers, field service workers and those who have returned to the office. In addition, as part of Everbridge’s Digital Operations solutions bundle, our introduction of Service Intelligence minimizes digital disruptions and customer impact and ensures smooth-running IT services by combining unique visualizations for mapping service graphs with dependency mapping, root cause identification, service ownership, change intelligence and automation – all in one, purpose-built resolver console. Also, we introduced Everbridge PSInsights™, as part of our Public Safety solution, providing the information and visualization necessary for public safety professionals to properly communicate important life safety information to residents, tourists, or visitors in hazardous situations. We intend to continue to develop new applications for use cases in a variety of new markets and to leverage our platform and our existing customer relationships as a source of new applications, industry use cases, features and solutions.
•
Expand Our International Footprint. We intend to continue to expand our local presence in regions such as Europe, the Middle East and Asia to leverage our relationships with local carriers and our ability to reach residents and visitors in almost all of the world’s countries and territories in several languages and dialects as well as expand our channel partnerships and also to opportunistically consider expanding in other regions.
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
•
Opportunistically Pursue Acquisitions. Although we have paused material acquisitions, we do plan to continue to selectively pursue acquisitions of complementary businesses, technologies and teams that allow us to penetrate new markets and add features and functionalities to our platform.

Our Platform

Since inception, our SaaS-based critical communications and resilience platform was architected on a single code base to deliver multi-tenant capability and the speed, scale and resilience necessary to communicate, collaborate and orchestrate the response to critical events, when they occur.

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
•
Support for two-way communications and alerting across a comprehensive range of different communication channels and devices, including wireless phones, landlines, hand-held communication and other voice-capable devices, desktop, satellite communication, cell broadcast, location-based SMS, SMS, two-way radios, TV, outdoor digital signage, sirens and internet enabled devices, social media, websites.
•
Designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with health care requirements such as HIPAA privacy. We also have products that comply with NIST 800-53, holding more than 15 FedRAMP authorizations.
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

Our Contact Stores

Our contact stores manage contact profiles and connections from more than 6,500 customers based in over 82 countries as of December 31, 2022. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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
•
People Resilience. The increasing frequency of critical events such as severe weather, global pandemic and civil unrest over the past few years has challenged many organizations to extend their duty of care responsibilities beyond traditional safety and security in the workplace to include health and wellness of people. At the same time the scope of those responsibilities has moved beyond the traditional office and plant-based work model to work in motion where an employee could be working in the office, at home, in the field, or traveling. Everbridge People Resilience helps businesses prepare for, and respond to, critical events, keeping people healthy, safe, and productive wherever they work or travel around the globe. Built on Everbridge’s industry-leading CEM platform, businesses can detect potential threats that might impact people, and orchestrate a rapid response across teams as well as digital and physical systems.

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

We also have expanded our CEM platform through a series of acquisitions, including Red Sky Technologies Inc. (“RedSky”), xMatters Holdings, Inc. (“xMatters”) and The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”).

With enterprise grade redundancy, scalability and uptime, the Everbridge platform has the ability to reach residents and visitors in almost all of the world’s countries and territories.

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

Our Comprehensive Customer Support Services

We are committed to the success of our customers. We demonstrate this commitment by offering a comprehensive set of support services to help our customers get started quickly, follow best practices, and realize on-going value from our critical communications solution. Our support services include:

•
Rapid Onboarding. We leverage a proven methodology and domain expertise, honed through thousands of customer on-boardings worldwide, to enable rapid use of our platform and compliance with industry best practices. The average implementation time for standard implementations for new customers purchasing our solutions is 5.5 hours.
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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 6,500 customers as of December 31, 2022. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. At the end of 2011 we had 20 customers with contracts valued at $100,000 or more, whereas as of December 31, 2022 we had 664 customers with contracts valued at $100,000 or more, including 78 customers with contracts in excess of $500,000. As of December 31, 2022, our customers were based in over 82 countries and included the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education, and professional services. For the year ended December 31, 2022, 68% of our revenue was generated from enterprise customers, 23% from government and government-related customers and 9% from healthcare-related customers.

Sales and Marketing

Our sales and marketing organizations collaborate to create brand preference, efficiently and effectively generate leads, build a strong sales pipeline and cultivate customer relationships to help drive revenue growth. Our marketing strategy is designed to elevate and drive alignment for the Everbridge brand to improve internal culture, provide clarity on the Everbridge vision, build a better understanding of our customers’ needs, and deliver consistency in execution of the core brand. The Everbridge brand is the cornerstone of how we accelerate prospect acquisition, customer retention, and growth at scale through a productive and efficient marketing engine. Execution of our go-to-market strategy consists of a strong thought-leadership program, a digital marketing engine grounded in world-class customer experiences, and a diversified sales organization designed to efficiently sell across vertical markets to organizations of all sizes. We have dedicated global sales teams focused on corporate customers, healthcare organizations and government customers, which covers U.S. federal, state and local governmental entities.

Sales

We sell our solutions through our business development and direct inside sales teams, a direct field sales team and a growing partner channel. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional and new offerings, respectively, to our existing customers. Our sales teams are organized by tier (Elite, Premier, and Select) geography, consisting of the Americas; Asia Pacific, Europe, the Middle East and Africa (collectively, “EMEA”); as well as by target organization size. Our inside sales team focuses typically on small and middle-market transactions, while larger or more complex transactions are generally handled by our direct field sales teams. Our highly trained sales engineers help define customer use cases, manage pilots and train channel partners.

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

Marketing

We focus our marketing efforts on elevating the strength of the Everbridge brand, communicating product advantages and business benefits, generating leads for our salesforce and channel partners, leveraging geographic market strengths and driving product adoption. We run campaigns that highlight the differentiators, benefits and value of the Everbridge solution through creating world-class digital experiences for prospects and customers globally. We deliver targeted content to demonstrate our thought leadership in critical communications best practices and use digital advertising methods to drive conversion of potential prospects, which convert to opportunities for our sales organization.

Our marketing team focuses on inbound marketing through our industry-leading content, resources, and sharing customer best practices. We rely on multiple marketing and sales automation tools to efficiently market to, and automatically identify qualified individuals using product and industry specific criteria. We use multiple marketing tactics to engage with prospective customers including: search engines (both paid and organic), email marketing, event marketing, print and digital advertising, and webinar events. We engage with existing customers to provide vertically-based education and awareness and to promote expanded use of our current and new software offerings within these customers. We also host regional and national events to engage both customers and prospects, deliver product training and foster community.

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

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. We view CEM as a holistic solution that allows organizations to digitally transform their critical event management processes. These processes are siloed in a variety of ways in different organizations. Similarly, solutions from competitors in the field often are siloed by smaller functions across the holistic CEM solution. CEM includes Mass Notification, Risk Control, Public Warning, IT Alerting and Incident Management, and Control Center systems. The primary competitors for our Mass Notification applications include BlackBerry Limited, F24 AG and OnSolve, LLC. The primary competitors for our Risk Center application include Crisis24 Limited and Dataminr, Inc. The primary competitors for our Public Warning application include Celltick, Intersec and Genasys, Inc. For IT Alerting and Incident Management, our primary competitor is PagerDuty, Inc. For Control Center, our primary competitor is Genetec. The primary competitors for our Travel Risk Management application include Crisis24 and International SOS. Some competitors in siloed solutions are beginning to converge and build strategies that follow our CEM platform strategy. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward.

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

We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government, and by the states in which we conduct our business. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials, or amending existing laws to expand compliance obligations. In the European Union, U.S. companies must meet specified privacy and security standards, such as the European General Data Protection Regulation, or the GDPR, which governs the protection of individuals with regard to the processing of personal data, and on the free movement of such data established in the European Union to certain non-European Union countries, such as the United States. Additionally, the data protection laws of each of the European member countries require comprehensive data privacy and security protections for consumers with respect to personal data collected about them. The European Court of Justice upheld the validity of Standard Contractual Clauses, which we will continue to use as a legal mechanism for the transfer of data between the EU and the U.S., although these mechanisms are still subject to legal challenges. We have and will continue to engage in efforts to ensure that data transfers from the European Economic Area comply with the GDPR and the data protection legislation of individual member states.

In the United States, many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California enacted the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act of 2020 ("CPRA"), that among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures.

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

2022 Strategic Realignment

During 2022, our Board of Directors approved the 2022 Strategic Realignment, as amended, which includes a targeted realignment and reduction of headcount, facilities and other third-party spend. For further information, see Note 20, Restructuring and Restructuring-Related Activities, of the notes to consolidated financial statements.

Diversity and Inclusion

We prioritize diversity, equity and inclusion (“DEI”) to create a workplace that reflects the customers and populations we serve. We demonstrate our commitment to DEI by focusing on several key initiatives. This includes aligning our hiring and recruiting practices to attract a diverse and talented workforce; creating employee resource groups dedicated to celebrating and empowering communities within our organization, including women, employees of color, employees who identify as LGBTQ+, and members of the military and first responders; and supporting a growing ecosystem of minority-owned and led suppliers and partners. As of December 31, 2022, 32% of our global workforce was female, 38% of vice president and above roles globally were female, and non-Caucasian employees represented 26% of our U.S. workforce. We are committed to increasing the diversity of our workforce, and during the year ended December 31, 2022, 39% of our U.S. hires were female and 30% were non-Caucasian.

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

Workforce, Recruiting, Development and Retention

Workforce Size

As of December 31, 2022, we had 1,713 full-time employees, including 407 in data center operations and customer support, 564 in sales and marketing, 542 in research and development and 200 in general and administrative. As of December 31, 2022, we had 883 full-time employees in the United States and 830 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Recruiting

Our key talent philosophy is to develop talent from within and supplement with external hires. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. Measurements of our progress include the percentage of internal candidates sourced and attrition rates. During 2022, 6% of positions were filled by candidates sourced internally and our attrition rate was 37% partially due to the 2022 Strategic Realignment program. We also develop our talent pipeline with programs such as our internship program. During 2022, we hired approximately 40 interns across various departments and geographies, representing 40% gender diversity.

Workforce Development

We are committed to investing in our employees through professional training and development to ensure the highest possible performance for our customers while retaining our employees to grow their careers at Everbridge. We achieve this through several avenues, including skills training within functional departments, education reimbursement and a Manager Development Program. The Manager Development Program was created to help grow our people managers and provide a path to leadership. We offer a wide variety of content and resources to maximize development. Since the program started in 2019, hundreds of employees have participated in training and there was 100% agreement by respondents that the program was beneficial and should be continued.

The Everbridge Performance Management Program was designed to meet several key objectives including providing feedback to enhance performance, providing developmental guidance to grow skills, experience and careers, aligning individual effort to organizational objectives and recognizing achievements and contributions. During 2022, participation in the annual review process was 99%.

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

In 2022, we rolled out a Manager Effectiveness Survey to give additional focus to our people leaders and use this specific feedback to understand what is going well, and where we have opportunities for growth within our management group. We will utilize the results to determine what learning and development initiatives we can provide to our leaders that will be the most impactful to ensure we achieve our company's objectives and key results in 2023.

Based on employee feedback, we have been recognized for our culture, mission and leadership by Great Place to Work®, a global evaluator of workplace culture. In a survey conducted by Comparably measuring employee sentiment across 70,000 companies, we won four 2022 Comparably Awards including Best Company Leadership and Best Company Global Culture.

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

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility as of December 31, 2022; under an amended lease entered into in 2022 which will expire on May 31, 2031, during 2023 we will reduce our Burlington, Massachusetts occupancy to approximately 36,700 square-feet. Our principal executive offices are also located in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

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

We use our website, our corporate Facebook page (@Everbridge or https://www.facebook.com/everbridgeinc), our corporate Twitter account (@Everbridge or https://twitter.com/everbridge), our corporate Instagram account (@Everbridge or https://www.instagram.com/everbridge), our corporate LinkedIn account (@Everbridge or https://www.linkedin.com/company/everbridge), and our corporate YouTube channel (@EverbridgeInc or https://www.youtube.com/@everbridgeinc) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.everbridge.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The following is a summary of the principal factors and uncertainties that make investing in our common stock risky. The following is a summary only and should be read in conjunction with Part I, Item 1A “Risk Factors” and the other information contained in this Annual Report on Form 10-K.

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
•
Implementation of our 2022 Strategic Realignment or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.
•
The nature of our business, involving public safety threats and critical business events, exposes us to inherent liability risks.
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
•
Conversion of the $375 million aggregate principal amount of 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) and the 2024 Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, if we are unable to generate sufficient cash to repay or fail to refinance the debt. It may also otherwise depress the price of our common stock.
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
•
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
•
The conditional conversion feature of the 2026 Notes and 2024 Notes, may adversely affect our financial condition and operating results.
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

In 2022, we made a significant investment in our sales organization and our revenue increased by $63.5 million for the year ended December 31, 2022 compared to 2021, due in part to the increase in our customer base.

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

We have posted a net loss in each year since inception, including net losses of $61.2 million, $94.8 million and $93.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $402.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

While we have introduced several new event management applications over the last few years, we derived 35%, 42% and 50% of our revenue from sales of our Mass Notification application in 2022, 2021 and 2020, respectively, and expect to continue to derive a substantial portion of our revenue from sales of this application in the near term. As a result, our operating results could suffer due to:

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

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing CEM solutions and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity, and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of our target customer base. Any failures by us to execute in these areas will negatively impact our business. The rate at which new and existing customers purchase our products depends on a number of factors, many of which are outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in including as a result of the ongoing conflict between Russia and Ukraine, a slower than expected recovery from the pandemic, or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers. Changes in the corporate workforce from in-person to remote, or a shift in the patterns of work-related travel coming out of the COVID-19 pandemic, may impact how our customers view their CEM needs. Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the COVID-19 pandemic caused customers to request concessions such as extended payment terms. Customers may delay or cancel CEM projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing, and selling additional services, features and products and associated professional services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features, and products. The rate at which our existing customers purchase additional services, features, and products depends on a number of factors, including the perceived need for additional CEM solutions, the efficacy of our current services, the perceived utility and efficacy of our new offerings, our customers’ budgets, and general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty resulting from the global geopolitical tension due to ongoing conflict between Russia and Ukraine and consequences associated with COVID-19. Any new applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, if customers demand customized solutions and services that we do not offer, our upfront development costs would increase which could negatively impact our operating results. If any of our competitors implements new technologies before we are able to implement them or better anticipates market opportunities, those competitors may be able to provide more effective or cheaper products than ours. If our efforts to sell additional services, features, and products to our customers are not successful, our future revenue and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global geopolitical tension due to ongoing conflict between Russia and Ukraine and consequences associated with COVID-19 pandemic, changes in how employees work and travel, and other macroeconomic factors such as increasing inflation. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty and volatility resulting from the ongoing war between Russia and Ukraine, consequences of the COVID-19 pandemic and other macroeconomic factors such as increasing inflation. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our solutions, including our Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. In addition, certain of our solutions are designed to identify crisis events applicable to a customer and assist in responding to them. Due to the nature of such solutions, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer and partner agreements contain provisions limiting our liability to our customers and partners, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

Environmental, social and governance (“ESG”) expectations and standards expose the Company to risks that could adversely affect the Company’s reputation and performance.

Standards for identifying, measuring and reporting ESG matters continue to evolve, including requirements for ESG-related practices and disclosures that may be required of companies by securities regulators and customers. If the Company’s ESG practices or disclosures, including with respect to such matters as board and employee diversity and climate-related disclosures, do not meet evolving investor, customer, or other stakeholder expectations, standards, and policies, then the Company’s attractiveness as an investment, business partner, acquiror or service provider, as well as the reputation of the Company and its ability to attract or retain employees, could be negatively impacted. Further, the Company’s failure or perceived failure to pursue or fulfill ESG objectives or to satisfy applicable reporting standards on a timely basis, or at all, could have similar negative impacts or expose the Company to government enforcement actions and private litigation.

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

If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition and include others such as: the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform and applications to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for CEM solutions is in its early stages, and it is uncertain whether this market will continue to develop, and even if it does mature, how rapidly or how consistently it will develop or whether our platform and applications will be accepted into the markets in which we operate and plan to operate. Our success will depend, to a substantial extent, on the widespread adoption of our platform and applications as an alternative to historical mass notification systems. Some organizations may be reluctant or unwilling to use our platform and applications for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform and applications. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premises applications into their businesses or have substantial security or compliance concerns, and therefore may be reluctant or unwilling to migrate to cloud-based applications. Our ability to expand sales of our platform and applications into new markets depends on several factors, including the awareness of our platform and applications; the timely completion, introduction and market acceptance of enhancements to our platform and applications or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with channel partners and communication carriers; the effectiveness of our marketing programs; the costs of our platform and applications; and the success of our competitors. If we are unsuccessful in developing and marketing our platform and applications into new markets, or if organizations do not perceive or value the benefits of our platform and applications, the market for our platform and applications might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

As usage of our platform and applications grows, we will need to continue making significant investments to develop and implement new applications, technologies, security features and cloud-based infrastructure operations. Meeting our customers’ growing needs will require the introduction of compelling new features, intelligence modules and capabilities that reflect the changing nature of our market to maintain and improve the quality, speed, and value of our platform. In addition, we will need to appropriately scale, maintain, or update our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. The success of any enhancement to our platform depends on several factors, including availability, frequent updates, analytics reflecting current commercial intelligence, competitive pricing, adequate quality testing, integration with existing technologies and overall market acceptance. Any failure of, or delay in, these efforts could impair the performance of our platform and applications and reduce customer satisfaction. Even if we are able to upgrade our systems and expand our staff, any such expansion may be expensive and complex, requiring management’s time and attention. To the extent that we do not effectively scale our platform and operations to meet the growing needs of our customers, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our applications and professional services, we may be unable to compete effectively and our business and operating results may be harmed.

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
•
price competition;
•
our ability to successfully manage and integrate our previous acquisitions and any future acquisitions of businesses, including the acquisitions of RedSky, xMatters and Anvil and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
•
our ability to establish and grow relationships with partners to market and sell our products and services;
•
our continued international expansion and associated exposure to changes in foreign currency exchange rates;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•
the success or perceived success of our 2022 Strategic Realignment;
•
the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates, including any changes relating to the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”;
•
the cost or results of existing or unforeseen litigation and intellectual property infringement;
•
general economic conditions, both domestically and internationally, as well as economic conditions related to the COVID-19 pandemic and the war in Ukraine;
•
the impact of natural disasters or manmade problems such as terrorism or war; and
•
future accounting pronouncements or changes in our accounting policies.

Fluctuations in our quarterly operating results, key metrics, non-GAAP metrics and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the war in Ukraine and impact of public health crises, including the COVID-19 pandemic. Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

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

We have sold and will continue to sell to enterprises of all sizes, municipal and regional governmental agencies, non-profit organizations, educational institutions and healthcare organizations. Sales to larger organizations may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. Changes in the sizes or types of businesses that purchase our applications could cause our operating results, including revenue recognition, to be adversely affected.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and key personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. Our ability to hire and retain other key employees needed to achieve the Company’s growth objectives also depends on our ability to manage the existing equity incentive pool. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2016 Equity Incentive Plan, our stockholders will be diluted. Further, if we do not maintain a reasonable equity burn rate, our stockholders may be overly diluted and this may impact our ability to obtain shareholder approval to refresh our equity pool. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

Changes in our business and operations, as well as organizational changes, have placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

Over the past 12 months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Executive Officer, a new Chief Product Officer and a new Chief Revenue Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Beijing, China in April 2012 and subsequently opened an office in Windsor, England in September 2012 as part of our geographic expansion. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the Netherlands. In February 2020, we acquired CNL Software Limited, a global provider of physical security information management platform software based in Camberley, United Kingdom. In March 2020, we acquired One2Many Group B.V. based in the Netherlands. In May 2020, we acquired Techwan SA based in Switzerland. In August 2020, we acquired SnapComms Limited based in New Zealand. In November 2021 we acquired Anvil Worldwide Limited and The Anvil Group Limited based in the United Kingdom. For the years ended December 31, 2022 and 2021, approximately 26% and 25% of our revenue, respectively, was derived from customers located outside of the United States and Canada. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

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

We are subject to risks relating to local crises and geopolitical instability due to our security and travel assistance services.

Especially through our subsidiary Anvil, we provide medical, security and travel assistance service through a network of service providers who provide on-the-ground security, travel or healthcare services to our customers’ employees when they are traveling abroad. Our services include the security and transport of customer assets. The support we receive from service providers could be affected by geopolitical instability or conflict and we may have difficulty enforcing agreements or protecting assets due to crisis situations. For example, during the outbreak of the war in Ukraine, we had to rely on service providers to evacuate customer employees. We may also face difficulties if we undertake commitments to customers who, when in times of crisis, create a demand that exceeds what we have contracted for in the region. We may also face challenges with regulatory compliance when moving assets and individuals between countries.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to-date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture, particularly given the remote or hybrid work environment as a result of COVID-19 related shifts in the workplace. If we fail to maintain our company culture, our business may be adversely impacted.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. Weakness and volatility in the capital markets and the economy in general could limit our access to the capital markets and increase our cost of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions. We expect to record in the aggregate approximately $14 million to $15 million in restructuring charges associated with the 2022 Strategic Realignment and $16 million to $17 million in business transformation costs associated with the 2022 Strategic Realignment. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed by the end of fiscal 2023.

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

Risks Related to Cybersecurity and Reliability

If our, our customers’ or our third-party providers’ security measures or information technologies are compromised or unauthorized access to the data of our customers or their employees, customers or constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our applications, our reputation may be damaged and we may incur significant liabilities.

In the ordinary course of our operations, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) data of our customers and their employees, customers and constituents, including personally identifiable information such as contact information and physical location, as well as other data including health information or financial information. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours who provide cloud-based services – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We have experienced malicious internet-based attacks in the past and while to date none have been material to our business, we may in the future be the target of attempts to gain unauthorized access to our systems. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may be unable to anticipate or prevent vulnerabilities or techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or customers’ data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Further, because of the nature of the services that we provide to our customers during public safety threats and critical business events, we may be a unique target for attacks.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal data or that such coverage will continue to be available on acceptable terms or at all. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation. We also rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, crisis identification and notification, employee email, content delivery to customers, and other functions.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our platform and applications. Problems faced by our third-party data center locations, with the telecommunications network providers with whom they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Because of the nature of the services that we provide to our customers during public safety threats and critical business events, any such interruption may arise when our customers are most reliant on our applications, thereby compounding the impact of any interruption on our business. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers and subject us to potential liability. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

We license software from third parties for integration into our platform and applications, including open source software. These licenses might not continue to be available to us on acceptable terms, or at all. While we are not substantially dependent upon any individual piece of third-party software, the loss of the right to use all or a significant portion of our third-party software required for the development, maintenance and delivery of our applications could limit access to our platform and applications, or result in delays in the provision of our applications until we develop or identify, obtain and integrate equivalent technology, which could harm our business.

Any errors, defects, viruses, or security vulnerabilities in the hardware or software we use could result in errors, interruptions, cyber incidents, security breaches, or a failure of our applications. Any significant interruption in the availability of all or a significant portion of such software could have an adverse impact on our business unless and until we can replace the functionality provided by these applications at a similar cost. Additionally, we rely upon third parties’ abilities to enhance their current applications, develop new applications on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements, which could, in turn, negatively impact our ability to generate revenue and adversely impact our business. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our applications in the event that such software becomes obsolete or incompatible with future versions of our platform and applications or is otherwise not adequately maintained or updated. Please see the section titled “The use of open source software in our platform and applications may expose us to additional risks and harm our intellectual property.” for additional discussion of the risks associated with use of open source software.

If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue may decline.

As a significant percentage of our customers choose to integrate our solutions with certain capabilities provided by third-party providers, the functionality and popularity of our solutions depend, in part, on our ability to integrate our platform and applications with certain third-party systems. Third-party providers may change the features or functionality of their technologies, restrict our access to their applications, cease providing their technologies, or alter the terms governing use of their applications in an adverse manner. Such changes could limit or terminate our ability to use these third-party technologies in conjunction with our platform and applications, which could negatively impact the value of our solutions, the speed and accuracy of our crisis notifications, and harm our business. If we fail to integrate our solutions with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need or otherwise remain competitive with the evolving market for critical event management solutions, which would negatively impact our ability to generate revenue and adversely impact our business.

Risks Related to Data Privacy and Government Regulation

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could result in adverse consequences, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, and reputational harm. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

We collect receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personally identifiable information and other data, including health information and financial information if applicable, directly from our customers and through our channel partners. We also process or otherwise handle personally identifiable information about our customers’ employees, customers and constituents in certain circumstances. We use this information to provide applications to our customers and to support, expand and improve our business. We may also share customers’ personally identifiable information with third parties as described in our privacy policy and/or as otherwise authorized by our customers.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we may not be currently equipped to comply with such a requirement. Our failure to comply with federal, state and international data privacy laws and regulators could harm our ability to successfully operate our business and pursue our business goals.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, certain sector-specific regulations, including regarding the financial industry, may require additional privacy and security-related obligations. For example, the Gramm Leach Bliley Act (“GLBA”), as amended, imposes specific requirements relating to the privacy and security of certain nonpublic personal information processed by covered financial institutions.

California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020, and applies to personal information of consumers, business representatives, and employees. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. We cannot fully predict the impact of the CCPA and other state laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), the CCPA and CPRA, other U.S. state comprehensive privacy laws, and the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose various obligations on companies that process children data, including by requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old).

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations governing the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such regulations and laws may be modified and new laws may be enacted in the future. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR and the UK GDPR and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

Within the European Union, legislators have adopted the General Data Protection Regulation (“EU GDPR”), which went into effect in May 2018. The GDPR includes more stringent operational requirements on entities that process personal data (as compared to existing EU law), including significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduces numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements, or the company could be subject to private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions, including China, may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. This could result in increased costs of compliance and limitations on our customers and us. Despite our ongoing efforts to maintain compliance with the GDPR, we may not be successful either due to various factors within our control (such as limited financial or human resources) or outside our control (such as a lack of vendor cooperation). It’s also possible that local data protection authorities (“DPAs”) may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to our use of AI or machine learning-related systems. We may have to change our business practices to comply with such obligations.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

If our applications fail to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

Certain of our customers require applications that ensure secure processing, communication and storage of sensitive information given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our healthcare customers rely on our applications to communicate in a manner that is designed to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996, the 2009 Health Information Technology for Economic and Clinical Health Act, the Final Omnibus Rule of January 25, 2013, which are collectively referred to as HIPAA, and which impose privacy and data security standards that protect individually identifiable health information by limiting the uses and disclosures of individually identifiable health information and requiring that certain data security standards be implemented to protect this information. As a “business associate” to “covered entities” that are subject to HIPAA, we also have our own compliance obligations directly under HIPAA and pursuant to the business associate agreements that we are required to enter into with our customers that are HIPAA-covered entities, or HIPAA-business associates and with our subcontractors that process individually identifiable health information on our behalf. Our failure to maintain compliance with HIPAA could result in significant civil and criminals penalties, as well as breach of contract claims from our customers and subcontractors.

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

In addition, governmental and other customers may require our applications to comply with certain privacy, security or other certifications and standards. As described above, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate and standard contractual clauses are used as one mechanism to facilitate cross-border data transfers. If our applications fail to maintain compliance with these mechanisms, certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our applications to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations and financial condition. If our policies and practices are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, and our business could be negatively impacted, as described above.

Failure to comply with governmental laws and regulations could harm our business.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we, or the third-parties upon which we rely, do not comply with laws or regulations such as those detailed in preceding risk factors, or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

A portion of our revenue is generated by subscriptions sold to governmental entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A portion of our revenue is generated by subscriptions sold to government entities. Additionally, many of our current and prospective customers, such as those in the financial services, and healthcare and life sciences industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our applications. Selling subscriptions to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. In addition, delivering subscribed solutions to these governmental entities can be expensive and time consuming; for example, requiring complex integrations with various local telecommunications carriers, telecommunications infrastructure that changes over the course of the sale and delivery process, and various changing telecommunications standards (for example, 2G through 5G). Delivery delay in early projects may cause backlog impacting later projects.

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

Collecting payment from a government entity may also present difficulties. For example, governmental demand and payment for our applications may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions.

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

We have numerous issued patents and patent applications pending as of December 31, 2022. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge”, “Nixle” and “Visual Command Center” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price ranged from an intraday low of $24.10 to an intraday high of $68.23 during the year ended December 31, 2022. Factors that may affect the market price of our common stock include:

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

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the global geopolitical tension including as a result of the ongoing conflict between Ukraine and Russia, the consequences of the COVID-19 pandemic, the anticipated contributions from the acquisitions of RedSky, xMatters and Anvil, and the associated economic uncertainty on our business and the timing and scope of economic activity globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as provided, and the other information contained in or referred to in the factors described in this Annual Report on Form 10-K and our other current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing war in Ukraine and the consequences of the COVID-19 pandemic, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Conversion of the 2026 Notes and 2024 Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, if we are unable to generate sufficient cash to repay or fail to refinance the debt. It may also otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. The conversion of some or all of the convertible 2026 Notes and 2024 Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes and 2024 Notes, if we are unable to generate sufficient cash to repay or fail to refinance the debt. During 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of our 2024 Notes. There is $133.6 million principal amount of 2024 Notes outstanding. The 2024 Notes and 2026 Notes were not convertible during the year ended December 31, 2022. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes and 2024 Notes may encourage short selling by market participants because the conversion of the 2026 Notes and 2024 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes and 2024 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions entered into when we issued the convertible notes may affect the value of our common stock.

In connection with the issuances of the 2026 Notes and 2024 Notes, we entered into capped call transactions with the respective option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes and 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes and 2024 Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes and 2024 Notes (and are likely to do so during any observation period related to a conversion of 2026 Notes and 2024 Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

Steps taken by activist shareholders from time to time could conflict with our strategic direction, divert the attention of our Board of Directors, management, and employees, be costly and time-consuming, and disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. For example, in connection with our 2022 Annual Meeting of our Shareholders (the “2022 Annual Meeting”), an activist investor announced that it intended to withhold support for certain directors nominated by the Board of Directors for reelection and made multiple public statements in recent months regarding the Company’s strategy, Board of Directors and management team. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of shareholder actions, which would serve as a further distraction to our Board of Directors, senior management and employees and could require us to incur significant additional costs.

Risks Related to our Indebtedness

We issued convertible notes that have rights senior to our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. During 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of our 2024 Notes.

The 2026 Notes and 2024 Notes rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes and 2024 Notes; equal in right of payment to all of our liabilities that are not so subordinated (including to the 2024 Notes, in the case of the 2026 Notes, and to the 2026 Notes, in the case of the 2024 Notes); effectively junior to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2026 Notes and 2024 Notes will be available to pay obligations on the 2026 Notes and 2024 Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the 2026 Notes and 2024 Notes then outstanding or any or all shares of our common stock then outstanding.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes and 2024 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As of December 31, 2022, we had $508.6 million (undiscounted) principal amount of indebtedness under the 2026 Notes and 2024 Notes. Our indebtedness may:

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes and 2024 Notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amends the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. We adopted the standard on January 1, 2022 using the modified retrospective approach. Upon adoption of ASU 2020-06, we no longer separately present in equity the embedded conversion feature of the convertible senior notes. Instead, we account for the convertible senior notes wholly as debt. The elimination of the cash conversion model reduces reported interest expense in periods subsequent to adoption.

The conditional conversion feature of the 2026 Notes and 2024 Notes, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes or 2024 Notes is triggered, holders of the 2026 Notes or 2024 Notes, as the case may be, will be entitled to convert the 2026 Notes or 2024 Notes, as applicable, at any time during specified periods at their option. The 2026 Notes and 2024 Notes were not convertible during the year ended December 31, 2022. If one or more holders elect to convert their 2026 Notes or 2024 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes or 2024 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes or 2024 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Risks Related to Taxation

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOL”s) of $282.6 million and $238.1 million, respectively, due to prior period losses, of which $242.1 million and $23.4 million, respectively, can be carried forward indefinitely with the remaining NOLs expiring in various years through 2042 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We completed a Section 382 study for the period through November 7, 2022 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation. We also have federal and state NOLs of $46.8 million and $34.4 million, respectively, from various acquisitions which are subject to limitations under Section 382. The Company completed a Section 382 study for xMatters, Inc., a wholly owned subsidiary of the Company that was acquired on May 7, 2021. As a result of the study, the Company determined that out of total federal NOLs of $64.0 million, $0.9 million of federal NOLs generated by xMatters, Inc. prior to May 7, 2021 would not be available for utilization due to ownership changes experienced by xMatters, Inc. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit with respect to our NOLs, whether or not we attain profitability.

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

The application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. Effective for tax years beginning after December 31, 2021, legislation commonly referred to as the Tax Cuts and Jobs Act eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. Although there has been proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and could ultimately result in a negative impact on our operating results.

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

General Risks

Uncertain or weakened global economic conditions, or reductions in information technology spending, may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us and our planned international expansion. The U.S. economy and other key international economies have been impacted by inflation, rising interest rates, the ongoing conflict between Ukraine and Russia, financial and credit market fluctuations, outbreaks of contagious diseases (such as the COVID-19 pandemic), threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our applications and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery and the impacts worldwide, in the United States, or in our industry.

We are subject to various laws and regulations pertaining to export controls and trade and economic sanctions, which can impact our business activities and subject us to liability for noncompliance.

Our activities are subject to various U.S. and foreign export control, import, and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and the U.S. Department of the Treasury’s Office of Foreign Assets Control economic and trade sanctions programs (collectively, “Trade Controls”). Trade Controls can restrict our ability to provide certain products and services, including in connection with Anvil’s movement of assets between countries, and may from time to time may trigger regulatory licensing requirements. Our ability to secure requisite licensing is not guaranteed.

Trade Controls are subject to frequent change, and compliance therewith can be time- and resource-intensive. Although we have policies and procedures in place to ensure compliance, we cannot guarantee full compliance with those protocols, or with applicable Trade Controls. Violations of these regimes can result in significant financial penalties, loss of licensing privileges, other administrative penalties, reputational harm, and adverse business impact.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business. For example, we are subject to putative securities class litigation and certain officers and directors have been named in a related derivative complaint, which will result in significant legal expense and could divert management attention and adversely impact our business.

From time to time, we may be party to various claims and litigation proceedings. For example, in April 2022, a putative securities class action complaint was filed against us and certain of our officers and in June 2022, derivative complaints were filed against our officers and directors. These cases are still pending. See Note 19, Commitments and Contingencies, of the notes to consolidated financial statements for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of these lawsuits will result in legal fees and may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

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

For example, in October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. We are currently assessing the impact this standard will have on our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 73,500 square-foot facility as of December 31, 2022; under an amended lease entered into in 2022 which will expire on May 31, 2031, during 2023 we will reduce our Burlington, Massachusetts occupancy to approximately 36,700 square-feet. Our principal executive offices are also located in Pasadena, California, where we occupy an approximately 19,000 square-foot facility under a lease expiring on December 31, 2023. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

In April 2022, certain former shareholders of Anvil, which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. The claimants are seeking damages for losses they purport to have suffered as a result of these alleged breaches.

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

As of December 31, 2022, there were 124 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Everbridge, Inc.
S&P 500 Stock Index
S&P 500 Information Technology Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Everbridge, Inc.	$100.00	$138.00	$263.00	$119.00	$52.00
S&P 500 Stock Index	$100.00	$129.00	$150.00	$190.00	$153.00
S&P 500 Information Technology Index	$100.00	$148.00	$210.00	$280.00	$199.00

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

November 2022, the Company received 22,914 in the Company's shares as final settlement of 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”) capped call options and subsequently retired the shares.

The following table details our monthly share repurchases during the three months ended December 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	22,914	—	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
Total	22,914	$—	—	$—

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

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as IT outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Everbridge’s individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. Everbridge applications leverage our Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global CEM platform is a significant competitive advantage in the Resilience market.

Our customer base has grown from 867 customers at the end of 2011 to more than 6,500 customers as of December 31, 2022. Our customers are based in over 82 countries and include the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of December 31, 2022, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. We derived approximately 35% of our revenue in 2022 from sales of our Mass Notification application. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $431.9 million in 2022, $368.4 million in 2021, $271.1 million in 2020 and $200.9 million in 2019, representing year-over-year increases of 17% in 2022, 36% in 2021 and 35% in 2020. We had net losses of $61.2 million, $94.8 million, $93.4 million and $52.3 million in 2022, 2021, 2020 and 2019, respectively.

During 2022, we updated our geographic market presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. As of December 31, 2022, and 2021, 19% and 18% of our customers, respectively, were located outside of North America and these customers generated 26% and 25% of our total revenue for the years ended December 31, 2022 and 2021, respectively.

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

Recent Developments

On February 9, 2022, the Compensation Committee of our Board of Directors approved a modification to the performance thresholds of our PSU awards which affected 785 grantees and excluded our Named Executive Officers for 2021. The modified PSUs vest based on achieving certain revenue growth thresholds which range from 1% to 40% compounded annual growth over the measurement period. The modification date fair value for the PSUs was $55.31. Incremental stock-based compensation expense of $17.5 million will be recognized over the remaining service periods of the PSUs less subsequent forfeitures.

On May 3, 2022, our Board of Directors approved the 2022 Strategic Realignment program to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend, including brand refresh initiatives. On November 2, 2022, our Board of Directors approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend. The 2022 Strategic Realignment is expected to be substantially completed by the end of fiscal 2023.

On July 25, 2022, David Wagner was appointed the Chief Executive Officer of Everbridge, Inc. and on July 28, 2022, Mr. Wagner was appointed as a member of the Board of Directors of Everbridge, Inc. Mr. Wagner's initial annual base salary is $425,000 and he is eligible to earn an annual cash incentive bonus of $425,000, which will be pro-rated for fiscal 2022, pursuant to our management incentive plan upon the achievement of certain individual and/or company performance goals set by the Compensation Committee of our Board of Directors. We granted Mr. Wagner the following awards pursuant to our 2016 Equity Incentive Plan: (i) 200,000 RSUs with 25% of the RSU grant vesting on December 31, 2022, and the remaining 75% vesting in twelve equal quarterly installments, with the first such vesting date on October 31, 2023, and (ii) 200,000 PSUs, with up to 75% of the PSU grant becoming eligible to vest based on the CAGR achieved by us during the eight fiscal quarters from January 1, 2022 to December 31, 2023, and up to an additional 75% becoming eligible to vest based on the CAGR achieved during the 12 fiscal quarters from January 1, 2022 to December 31, 2024, with the actual vesting date in each case occurring on the filing of our quarterly reports on Form 10-Q for the quarters ending June 30, 2024 and June 30, 2025, respectively. The estimated total stock-based compensation associated with these grants of $10.7 million is expected to be recognized over a weighted average period of 3.3 years.

In November 2022, we settled the remaining $8 thousand aggregate principal amount of the 2022 Notes at maturity. Additionally, in November 2022, we received $1.3 million in cash and 22,914 in our shares as final settlement of the capped call options related to the 2022 Notes.

During the three months ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes.

Other Business and Macroeconomic Conditions

Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with rising interest rates and inflation, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future, especially if inflation rates continue to rise, on our operating costs including our labor costs, employee availability and wage increases, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine which may result in additional stress on the Company’s working capital resources.

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

Adoption of Accounting Standards Update 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adopted the standard on January 1, 2022 using the modified retrospective approach. Upon adoption of ASU 2020-06, we no longer separately present in equity the embedded conversion feature of the 2026 Notes, the 2024 Notes and the 2022 Notes (collective, the “Convertible Senior Notes”). Instead, we account for the Convertible Senior Notes wholly as debt. Applying the separation models prior to the adoption of ASU 2020-06 to the Convertible Senior Notes involved the recognition of a debt discount, which was amortized to interest expense via the effective interest method. The elimination of the cash conversion model will reduce reported interest expense in periods subsequent to adoption.

During the year ended December 31, 2022, we recognized amortization of deferred costs in interest expense based on ASU 2020-06. As we adopted the standard using the modified retrospective approach, periods prior to our adoption have not been recast and are not directly comparable. See Notes 2 and 9 in the notes to our condensed consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of the impact of the adoption of ASU 2020-06.

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

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of our subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization. As we add data center capacity and support personnel in advance of anticipated growth, our cost of revenue will increase and, if anticipated revenue growth does not occur, our gross profit will be adversely affected. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs.

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

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers or services and amortize these expenses ratably over the period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs.

Research and Development

Research and development expense primarily consists of employee-related expenses for research and development staff, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expense also includes the cost of certain third-party services, office related costs to support research and development activities, software subscriptions and hosting costs. We capitalize certain software development costs that are attributable to developing new applications and adding incremental functionality to our platform and amortize these costs over the estimated life of the new application or incremental functionality, which is generally three years. We focus our research and development efforts on improving our applications, developing new applications and delivering new functionality. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs.

General and Administrative

General and administrative expense primarily consists of employee-related expenses for administrative, legal, finance and human resource personnel, including salaries, bonuses, benefits and stock-based compensation expense. General and administrative expense also includes professional fees, insurance premiums, corporate expenses, transaction-related costs, office-related expenses, facility costs, depreciation and amortization and software license costs. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs.

Restructuring

Restructuring expense consists of 2022 Strategic Realignment program expenses related to headcount, facilities and other third-party spend. See Note 20 in the notes to our condensed consolidated financial statements included in this Annual Report on Form 10-K.

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

Gain (Loss) on Extinguishment of Debt, Capped Call Modification and Change in Fair Value

Gain (loss) on extinguishment of debt, capped call modification and change in fair value relates to the partial extinguishment of our 2024 Notes, extinguishment of our 2022 Notes, modification of a 2022 Notes capped call agreement, change in the fair value of 2022 Notes capped call options which were settled in cash and extinguishment of consideration loan notes issued in connection with our Anvil acquisition.

Other income (expense), net

Other income (expense), net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$431,892	$368,433	$271,141
Cost of revenue(1)	134,934	114,216	83,028
Gross profit	296,958	254,217	188,113
Operating expenses:
Sales and marketing(1)	173,621	161,337	123,330
Research and development(1)	95,986	81,647	62,512
General and administrative(1)	99,365	87,482	74,485
Restructuring	12,169	—	—
Total operating expenses	381,141	330,466	260,327
Operating loss	(84,183)	(76,249)	(72,214)
Other income (expense), net	20,611	(31,126)	(23,449)
Loss before income taxes	(63,572)	(107,375)	(95,663)
Benefit from income taxes	2,398	12,579	2,267
Net loss	$(61,174)	$(94,796)	$(93,396)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows. During 2022, we updated the presentation of the allocation of stock-based compensation capitalized for software development. Prior period has been recast to conform to the current presentation (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense:
Cost of revenue	$5,468	$3,678	$2,966
Sales and marketing	15,917	15,936	15,836
Research and development	9,967	8,717	8,935
General and administrative	16,268	15,764	19,018
Total	$47,620	$44,095	$46,755

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization expense:
Cost of revenue	$24,896	$21,508	$12,165
Sales and marketing	1,210	930	932
Research and development	933	710	597
General and administrative	33,561	30,020	17,065
Total	$60,600	$53,168	$30,759

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	31%	31%	31%
Gross profit	69%	69%	69%
Operating expenses:
Sales and marketing	40%	44%	45%
Research and development	22%	22%	23%
General and administrative	23%	24%	27%
Restructuring	3%	0%	0%
Total operating expenses	88%	90%	96%
Operating loss	(19)%	(21)%	(27)%
Other income (expense), net	5%	(8)%	(9)%
Loss before income taxes	(15)%	(29)%	(35)%
Benefit from income taxes	1%	3%	1%
Net loss	(14)%	(26)%	(34)%

(1)
Columns may not add up to 100% due to rounding.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$431,892	$368,433	$63,459	17.2%

Revenue increased by $63.5 million in 2022 compared to 2021. The increase was due to a $63.5 million increase in sales of our solutions driven by expansion of our customer base from 6,135 customers as of December 31, 2021 to 6,513 as of December 31, 2022, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$134,934	$114,216	$20,718	18.1%
Gross margin %	69%	69%

Cost of revenue increased by $20.7 million in 2022 compared to 2021. The increase was primarily due to a $9.6 million increase in employee-related costs, which include stock-based compensation. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 407 and 497 employees as of December 31, 2022 and 2021, respectively. The remaining increase was principally the result of a $4.0 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $3.4 million increase in depreciation and amortization expense attributable to our acquired intangible assets, a $2.9 million increase in hosting, software and messaging costs and a $0.8 million increase attributed to office and other related expenses to support revenue generating activities.

Gross margin percentage remained flat in 2022 as compared to 2021.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$173,621	$161,337	$12,284	7.6%
% of revenue	40%	44%

Sales and marketing expense increased by $12.3 million in 2022 compared to 2021. The increase was primarily due to a $12.7 million increase in employee-related costs, which include stock-based compensation. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 564 and 655 employees as of December 31, 2022 and 2021, respectively. The remaining increase was principally the result of a $1.2 million increase attributed to office related expenses and a $0.4 million increase in software expenses to support the sales team, partially offset by a $2.0 million decrease in trade show and advertising costs.

Research and Development Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$95,986	$81,647	$14,339	17.6%
% of revenue	22%	22%

Research and development expense increased by $14.3 million in 2022 compared to 2021. The increase was primarily due to a $14.4 million increase in employee-related costs, which include stock-based compensation. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 542 and 579 employees as of December 31, 2022 and 2021, respectively. The remaining increase was principally the result of a $2.8 million increase in hosting and software related cost and a $0.2 million increase in office related expenses to support research and development activities, partially offset by a $1.2 million decrease in professional services. In addition, a total of $15.4 million of internally-developed software costs during 2022 and $13.5 million of internally-developed software costs during 2021 were capitalized, resulting in a $1.9 million offset to the increase during 2022.

General and Administrative Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$99,365	$87,482	$11,883	13.6%
% of revenue	23%	24%

General and administrative expense increased by $11.9 million in 2022 compared to 2021. The increase was primarily due to a $7.0 million net decrease in our contingent consideration obligation recognized in 2021 related to final obligation adjustments as well as a $4.0 million increase in employee-related costs, which include stock-based compensation. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 200 and 221 employees as of December 31, 2022 and 2021, respectively. The remaining increase was principally the result of a $3.5 million increase in depreciation and amortization and a $1.5 million increase in professional services and office related expenses to support the administrative team. These increases were partially offset by a $4.1 million decrease in allowance for credit losses partially due to a recovery from a payment received from a customer during 2022.

Restructuring

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Restructuring	$12,169	$—	$12,169	N/A
% of revenue	3%	0%

During the year ended December 31, 2022, we incurred approximately $12.2 million of restructuring charges, of which $7.8 million was for employee-related expenses, $4.2 million was for facilities-related expenses and $0.2 million for other expenses.

Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other income (expense), net	$20,611	$(31,126)	$51,737	166.2%
% of revenue	5%	(8)%

Other income (expense), net increased by $51.7 million in 2022 compared to 2021 primarily due to a $30.8 million decrease in interest expense related to our convertible senior notes resulting from our adoption of ASU 2020-06 (see Notes 2 and 9 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the impact of the adoption of ASU 2020-06), a $16.6 million increase in gain on extinguishment of debt, a $5.3 million increase in interest income, a $2.4 million increase in net foreign currency transaction gains and a $1.2 million increase in other income, net partially due to a settlement of a receivable. These increases were partially offset by a $4.6 million decrease in fair value of 2022 Notes capped call options.

Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Benefit from income taxes	$2,398	$12,579	$(10,181)	(80.9)%
% of revenue	1%	3%

Income tax benefit decreased by $10.2 million in 2022 compared to 2021. A portion of the losses incurred during 2022 were realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022 which was greater than the state and foreign tax incurred by our profitable separate legal subsidiaries. Losses incurred for other operating jurisdictions required a valuation allowance. The change in income tax benefit of $10.2 million for 2022 as compared to 2021 was related to the change in valuation allowance and the realization of losses against deferred tax liabilities established for prior acquisitions.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA	$42,115	$11,220	$8,044
Adjusted gross profit	315,036	270,004	195,236
Adjusted free cash flow	13,906	2,441	2,895

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, (gain) loss on extinguishment of debt, capped call modification and change in fair value, change in fair value of contingent consideration, stock-based compensation expense and costs related to the 2022 Strategic Realignment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, (gain) loss on extinguishment of debt, capped call modification and change in fair value, change in fair value of contingent consideration and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(61,174)	$(94,796)	$(93,396)
Interest and investment expense, net	(591)	35,559	22,082
Benefit from income taxes	(2,398)	(12,579)	(2,267)
Depreciation and amortization	60,600	53,168	30,759
(Gain) loss on extinguishment of debt, capped call modification and change in fair value	(19,243)	(7,181)	446
Change in fair value of contingent consideration	(57)	(7,046)	3,665
Stock-based compensation	47,620	44,095	46,755
2022 Strategic Realignment	17,358	—	—
Adjusted EBITDA	$42,115	$11,220	$8,044

•
Adjusted Gross Profit. Adjusted gross profit represents gross profit plus amortization of acquired intangibles, stock-based compensation and costs related to the 2022 Strategic Realignment. Adjusted gross profit is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of amortization of acquired intangibles, stock-based compensation expense and costs related to the 2022 Strategic Realignment facilitates comparisons of our operating performance on a period-to-period basis. In the near term, we expect these expenses to continue to negatively impact our gross profit. Adjusted gross profit is not a measure calculated in accordance with GAAP. We believe that adjusted gross profit provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, our use of adjusted gross profit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider adjusted gross profit alongside our other GAAP-based financial performance measures, gross profit and our other GAAP financial results. The following table presents a reconciliation of adjusted gross profit to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross profit	$296,958	$254,217	$188,113
Amortization of acquired intangibles	11,657	12,109	4,157
Stock-based compensation	5,468	3,678	2,966
2022 Strategic Realignment	953	—	—
Adjusted gross profit	$315,036	$270,004	$195,236

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

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$20,167	$22,193	$15,803
Capital expenditures	(3,462)	(5,055)	(3,257)
Capitalized software development costs	(15,065)	(14,697)	(9,651)
Free cash flow	1,640	2,441	2,895
Cash payments for 2022 Strategic Realignment	12,266	—	—
Adjusted free cash flow	$13,906	$2,441	$2,895

Additional Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP sales and marketing expense, non-GAAP research and development expense, non-GAAP general and administrative expense, non-GAAP total operating expenses, non-GAAP operating income (loss) and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangibles, change in fair value of contingent consideration, accretion of interest on convertible senior notes and (gain) loss on extinguishment of debt and capped call modification and change in fair value, costs related to the 2022 Strategic Realignment and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating current and deferred taxes utilizing non-GAAP pre-tax income for the year and analyzing changes in valuation allowance post purchase accounting. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period, as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding (gain) loss on extinguishment of debt, capped call modification and change in fair value allows for more meaningful comparisons between operating results from period to period as gains and losses on extinguishment of debt, capped call modifications and change in fair value are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP to non-GAAP financial measures (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$134,934	$114,216	$83,028
Amortization of acquired intangibles	(11,657)	(12,109)	(4,157)
Stock-based compensation	(5,468)	(3,678)	(2,966)
2022 Strategic Realignment	(953)	—	—
Non-GAAP cost of revenue	$116,856	$98,429	$75,905

Gross profit	$296,958	$254,217	$188,113
Amortization of acquired intangibles	11,657	12,109	4,157
Stock-based compensation	5,468	3,678	2,966
2022 Strategic Realignment	953	—	—
Non-GAAP gross profit	$315,036	$270,004	$195,236
Non-GAAP gross margin	72.94%	73.28%	72.01%

Sales and marketing	$173,621	$161,337	$123,330
Stock-based compensation	(15,917)	(15,936)	(15,836)
2022 Strategic Realignment	(1,053)	—	—
Non-GAAP sales and marketing	$156,651	$145,401	$107,494

Research and development	$95,986	$81,647	$62,512
Stock-based compensation	(9,967)	(8,717)	(8,935)
2022 Strategic Realignment	(1,014)	—	—
Non-GAAP research and development	$85,005	$72,930	$53,577

General and administrative	$99,365	$87,482	$74,485
Amortization of acquired intangibles	(31,325)	(28,350)	(15,979)
Change in fair value of contingent consideration	57	7,046	(3,665)
Stock-based compensation	(16,268)	(15,764)	(19,018)
2022 Strategic Realignment	(2,168)	—	—
Non-GAAP general and administrative	$49,661	$50,414	$35,823

Restructuring (2022 Strategic Realignment)	$12,169	$—	$—

Total operating expenses	$381,141	$330,466	$260,327
Amortization of acquired intangibles	(31,325)	(28,350)	(15,979)
Change in fair value of contingent consideration	57	7,046	(3,665)
Stock-based compensation	(42,152)	(40,417)	(43,789)
2022 Strategic Realignment	(16,404)	—	—
Non-GAAP operating expenses	$291,317	$268,745	$196,894

Operating loss	$(84,183)	$(76,249)	$(72,214)
Amortization of acquired intangibles	42,982	40,459	20,136
Change in fair value of contingent consideration	(57)	(7,046)	3,665
Stock-based compensation	47,620	44,095	46,755
2022 Strategic Realignment	17,357	—	—
Non-GAAP operating income (loss)	$23,719	$1,259	$(1,658)

Net loss	$(61,174)	$(94,796)	$(93,396)
Amortization of acquired intangibles	42,982	40,459	20,136
Change in fair value of contingent consideration	(57)	(7,046)	3,665
Stock-based compensation	47,620	44,095	46,755
2022 Strategic Realignment	17,358	—	—
Accretion of interest on convertible senior notes	4,561	35,271	22,161
(Gain) loss on extinguishment of debt, capped call modification and change in fair value	(19,243)	(7,181)	446
Income tax adjustments	(1,151)	(1,278)	(669)
Non-GAAP net income (loss)	$30,896	$9,524	$(902)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $198.7 million as of December 31, 2022. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report on Form 10-K titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of December 31, 2022, our commitments to settle contractual obligations include $508.6 million principal amount of indebtedness under the 2026 Notes and 2024 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $26.2 million (see Note 18 of the notes to consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$492,758	$475,630	$539,662
Cash provided by operating activities	20,167	22,193	15,803
Cash used in investing activities	(18,893)	(281,836)	(85,185)
Cash provided by (used in) financing activities	(290,520)	276,344	5,054
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,918)	427	296
Cash, cash equivalents and restricted cash at end of period	$201,594	$492,758	$475,630

At December 31, 2022, $16.7 million of the $201.6 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

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

During fiscal year 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes.

During fiscal year 2019, we paid $57.8 million to repurchase $23.0 million aggregate principal amount of the 2022 Notes. We also partially terminated capped call options entered into in connection with the 2022 Notes during fiscal year 2019 and received $5.8 million. During fiscal year 2020, we issued 362,029 shares upon the conversion of approximately $12.2 million in aggregate principal amount of the 2022 Notes. In connection with the issuance of the 2026 Notes in March 2021, we paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. We also partially terminated capped call options entered into in connection with the 2022 Notes in March 2021 and received approximately $10.6 million. In addition, during fiscal year 2021, we issued 627,212 shares upon the conversion of approximately $21.1 million in aggregate principal amount of the 2022 Notes. During fiscal year 2022, we settled $8 thousand aggregate principal amount of the 2022 Notes at maturity and received $1.3 million in cash and 22,914 in shares as final settlement of the capped call options.

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs as well as repurchases of convertible notes and payments related to the 2022 Strategic Realignment.

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

Operating activities generated $20.2 million in net cash in 2022 from $107.7 million in non-cash operating expenses, which was partially offset by our net loss of $61.2 million and by a $26.3 million decrease in changes in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating to $60.6 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $47.6 million for stock-based compensation, $18.3 million for amortization of deferred commissions, $4.6 million related to the accretion of interest on our convertible senior notes, $0.7 million for loss on disposal of assets and $0.4 million for provision for credit losses, offset by $19.2 million gain on extinguishment of debt and capped call modification, $5.2 million for deferred income taxes and $0.1 million in other non-cash charges. The net change in operating assets and liabilities of $26.3 million reflected $23.1 million increase in deferred cost, a $4.9 million decrease in accounts payable, a $4.1 million decrease in accrued payroll and employee related liabilities, a $3.5 million increase in other assets, a $0.8 million increase in accounts receivable and a $0.2 million decrease in other liabilities. These amounts were offset by an $8.7 million increase in deferred revenue, a $1.0 million increase in accrued expenses and a $0.6 million decrease in prepaid expenses.

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

Investing activities used $18.9 million cash in 2022, which consisted of a $15.1 million investment in software development, $3.5 million in purchases of property and equipment and $1.6 million to settle certain Anvil acquisition purchase liabilities, offset by $1.2 million attributed to a landlord reimbursement.

Investing activities used $281.8 million cash in in 2021, which consisted of $262.1 million of cash paid related to the acquisitions of xMatters, Anvil, RedSky and SnapComms, $14.7 million of investment in software development and $5.1 million in purchases of property and equipment.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under our convertible senior notes, proceeds from the partial termination of convertible note capped call hedges, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, purchases of convertible notes capped call hedges, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the issuance of restricted stock units and performance-based restricted stock units.

Financing activities used $290.5 million of cash in 2022, which reflects $288.8 million in payments for the extinguishment of the 2024 Notes, a $6.3 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units offset by $3.2 million from the issuance of stock under our employee stock purchase plan, $1.3 million in cash received for the partial termination of the 2022 Notes capped call options and $0.1 million in other financing activities.

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

Backlog

We generally sell our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.8 years as of December 31, 2022, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

Critical Accounting Estimates

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

Stock-Based Compensation

We recognize compensation expense for RSUs based on the fair value of the award and on a straight-line basis over the vesting period based on the estimated portion of the RSU that is expected to vest. Our board of directors determines the fair value of RSUs based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant.

We grant PSUs that vest upon satisfaction of certain performance-based conditions. The PSUs generally vest based on us achieving certain revenue growth thresholds. The vesting of the PSUs is subject to the employee’s continued employment with us through the date of achievement. The fair value is based on the value of our common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

For the portion of the PSUs that were modified in 2022, we determined on the modification date whether the awards would vest under both the original vesting conditions and the new vesting conditions. For PSUs where expectation of the achievement of performance conditions were probable both prior to and post-modification, total compensation cost was unchanged. For PSUs where expectation of the achievement of performance conditions changed from improbable prior to the modification to probable post-modification, the fair value of such modifications was based on the value of our common stock at the date of modification. For PSUs where expectation of the achievement of performance conditions were improbable both prior to and post-modification, no compensation expense was recognized.

We recognize compensation expense for our market-based grants based on the fair value of the award which is remeasured at each reporting period until settlement. Inherent in the valuation and recording of stock-based compensation for market-based grants, are several estimates that we made in regard to valuation and expense that will be incurred. We use the Monte-Carlo simulation model to measure the fair value of market-based grants. Expected volatility is based on a combination of historical stock price volatility and implied volatility of our common stock. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the expected term. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Goodwill Impairment

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our annual impairment assessment on November 30, 2022. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2022, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2022, there was no impairment of goodwill recorded.

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

Convertible Senior Notes

Significant judgment is required in determining the balance sheet classification of the convertible senior notes. We analyze our intention to settle all of the debt at maturity or to settle in shares if exercised by the debt holder prior to maturity in order to classify the debt as long-term on the balance sheet.

Capped call options which were settled in cash were accounted for as derivative instruments. Significant judgment was required in determining the value of derivative asset. We determined the fair value of the derivative asset based on the value of our common stock.

Prior to our adoption of ASU 2020-06, significant judgment was required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. We accounted for the convertible senior notes, the partial repurchase and conversions of the 2022 Notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. We estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, we utilized both an income and market approach. For the income approach, we used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, we performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2022, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2022.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes. During the year ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes. During the year ended December 31, 2022, we settled the remaining $8 thousand aggregate principal amount of the 2022 Notes at maturity. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible during the year ended December 31, 2022.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $198.7 million as of December 31, 2022, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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
3.
Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

4.1	Form of common stock certificate of Everbridge, Inc.		S-1/A	333-213217	4.1	9/6/16

4.2	Base Indenture, dated November 20, 2017, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	11/20/17

4.3	First Supplemental Indenture, Dated November 20, 2017, between Everbridge, Inc. and U.S. Bank, National Association, as Trustee (including the form of 1.5% convertible senior notes due 2022).		8-K	001-37874	4.2	11/20/17

4.4	Indenture, dated December 13, 2019, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	12/13/19

4.5	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-37874	4.5	2/25/22

4.6	Indenture, dated March 11, 2021, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	3/11/21

4.7	Form of Global Note, representing Everbridge, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-37874	4.2	3/11/21

10.1	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.		10-K	001-37874	10.1	3/1/19

10.2+	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.		S-1/A	333-213217	10.3	9/6/16

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.3+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		S-1/A	333-213217	10.4	9/6/16

10.4+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.		10-Q	001-37874	10.1	8/14/17

10.5+	2016 Employee Stock Purchase Plan.		S-1/A	333-213217	10.5	9/6/16

10.6+	Non-Employee Director Compensation Plan.		10-K	001-37874	10.6	2/26/21

10.7+	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.		S-1	333-213217	10.9	8/19/16

10.8+	Amended and Restated Engagement Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Jaime Ellertson.		10-K	001-37874	10.9	2/26/21

10.9+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.		8-K	001-37874	10.1	3/1/19

10.10+	Letter agreement, dated December 8, 2021, by and between Patrick Brickley and Everbridge, Inc.		8-K	001-37874	10.1	12/9/21

10.11+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.		10-Q	001-37874	10.2	11/8/19

10.12+	Letter agreement, dated December 8, 2021, by and between Vernon Irvin and Everbridge, Inc.		8-K	001-37874	10.2	12/9/21

10.13+	Employment Agreement dated July 25, 2022, between David Wagner and the Company.		8-K	001-37874	10.1	7/25/22

10.14+	Consulting Services Agreement dated December 31, 2022 between Elliot J. Mark and the Company.	X

10.15+	2022 Corporate Bonus Plan of Everbridge, Inc.	X

10.16+	Everbridge, Inc. Severance Plan.		10-Q	001-37874	10.1	8/9/22

10.17+	Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.1	12/20/22

10.18+	Form of Option Grant Notice and Award Agreement under the Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.2	12/20/22

10.19+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.3	12/20/22

10.20	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.		10-K	001-37874	10.20	3/23/17

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.21	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.20	3/1/19

10.22	Second Amendment to Lease, dated as of October 16, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.	X

10.23	Third Amendment to Lease, dated as of November 15, 2022, by and between Everbridge, Inc. and 25 Corporate Drive LLC.	X

21.1	Subsidiaries of Everbridge, Inc.	X

23.1	Consent of Ernst & Young, LLP.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

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

Everbridge, Inc.

Date: February 24, 2023	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: February 24, 2023	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wagner	President, Chief Executive Officer and Director	February 24, 2023
David J. Wagner	(Principal Executive Officer)

/s/ Patrick Brickley	Executive Vice President and Chief Financial Officer	February 24, 2023
Patrick Brickley	(Principal Financial Officer)

/s/ Phillip E. Huff	Vice President, Corporate Controller and Chief	February 24, 2023
Phillip E. Huff	Accounting Officer (Principal Accounting Officer)

/s/ David Benjamin	Director	February 24, 2023
David Benjamin

/s/ Richard D’Amore	Director	February 24, 2023
Richard D’Amore

/s/ Alison Dean	Director	February 24, 2023
Alison Dean

/s/ Rohit Ghai	Director	February 24, 2023
Rohit Ghai

/s/ David Henshall	Chairman of the Board of Directors	February 24, 2023
David Henshall

/s/ Kent Mathy	Director	February 24, 2023
Kent Mathy

/s/ Simon Paris	Director	February 24, 2023
Simon Paris

/s/ Sharon Rowlands	Director	February 24, 2023
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for Convertible Senior Notes in 2022 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Everbridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everbridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2023

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$198,725	$488,035
Restricted cash	2,046	3,880
Accounts receivable, net	119,986	120,995
Prepaid expenses	13,133	13,740
Assets held for sale	6,485	—
Deferred costs and other current assets	31,866	28,469
Total current assets	372,241	655,119
Property and equipment, net	8,993	12,185
Capitalized software development costs, net	27,370	22,720
Goodwill	508,781	531,163
Intangible assets, net	166,177	219,319
Restricted cash	823	843
Prepaid expenses	1,709	1,916
Deferred costs and other assets	39,570	35,750
Total assets	$1,125,664	$1,479,015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,854	$16,002
Accrued payroll and employee related liabilities	31,175	36,725
Accrued expenses	13,566	13,884
Deferred revenue	233,106	223,579
Contingent consideration liabilities	—	59
Convertible senior notes	—	8
Liabilities held for sale	2,062	—
Other current liabilities	10,644	14,073
Total current liabilities	301,407	304,330
Long-term liabilities:
Deferred revenue, noncurrent	9,278	14,261
Convertible senior notes	500,298	665,695
Deferred tax liabilities	6,236	16,082
Other long term liabilities	19,334	15,958
Total liabilities	836,553	1,016,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,127,522 and 39,389,733 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	40	39
Additional paid-in capital	721,143	853,664
Accumulated deficit	(402,124)	(388,112)
Accumulated other comprehensive loss	(29,948)	(2,902)
Total stockholders’ equity	289,111	462,689
Total liabilities and stockholders’ equity	$1,125,664	$1,479,015

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$431,892	$368,433	$271,141
Cost of revenue	134,934	114,216	83,028
Gross profit	296,958	254,217	188,113
Operating expenses:
Sales and marketing	173,621	161,337	123,330
Research and development	95,986	81,647	62,512
General and administrative	99,365	87,482	74,485
Restructuring	12,169	—	—
Total operating expenses	381,141	330,466	260,327
Operating loss	(84,183)	(76,249)	(72,214)
Other expense, net:
Interest income	5,697	390	2,007
Interest expense	(5,106)	(35,949)	(24,089)
Gain (loss) on extinguishment of debt, capped call modification and change in fair value	19,243	7,181	(446)
Other income (expense), net	777	(2,748)	(921)
Total other income (expense), net	20,611	(31,126)	(23,449)
Loss before income taxes	(63,572)	(107,375)	(95,663)
Benefit from income taxes	2,398	12,579	2,267
Net loss	$(61,174)	$(94,796)	$(93,396)
Net loss per share attributable to common stockholders:
Basic	$(1.54)	$(2.50)	$(2.70)
Diluted	$(1.76)	$(2.50)	$(2.70)
Weighted-average common shares outstanding:
Basic	39,680,440	37,962,793	34,581,144
Diluted	45,583,459	37,962,793	34,581,144

Other comprehensive income (loss):
Foreign currency translation adjustment	(27,046)	(5,712)	8,557
Total other comprehensive income (loss)	(27,046)	(5,712)	8,557
Total comprehensive loss	$(88,220)	$(100,508)	$(84,839)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2020	33,848,627	$34	$425,945	$(199,920)	$(5,747)	$220,312
Issuance of common stock in connection with acquisitions	462,224	—	53,193	—	—	53,193
Stock-based compensation	—	—	47,079	—	—	47,079
Vesting of restricted stock units and performance-based restricted stock units	451,879	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(48,469)	—	(6,364)	—	—	(6,364)
Exercise of stock options	323,838	1	8,159	—	—	8,160
Issuance of shares under employee stock purchase plan	49,319	—	3,389	—	—	3,389
Settlement of convertible notes due 2022	362,029	—	11,375	—	—	11,375
Other comprehensive income	—	—	—	—	8,557	8,557
Net loss	—	—	—	(93,396)	—	(93,396)
Balance at December 31, 2020	35,449,447	35	542,776	(293,316)	2,810	252,305
Issuance of common stock in connection with acquisitions	1,311,960	—	169,541	—	—	169,541
Issuance of common stock for contingent consideration	51,914	—	7,177	—	—	7,177
Stock-based compensation	—	—	44,684	—	—	44,684
Vesting of restricted stock units and performance-based restricted stock units	573,493	2	—	—	—	2
Stock award shares withheld to settle employee tax withholding liability	(68,832)	—	(10,085)	—	—	(10,085)
Exercise of stock options	114,381	—	3,113	—	—	3,113
Issuance of shares under employee stock purchase plan	41,164	—	4,587	—	—	4,587
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,916,206	2	17,109	—	—	17,111
Termination and modification of capped call hedge for the convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(5,712)	(5,712)
Net loss	—	—	—	(94,796)	—	(94,796)
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at January 1, 2022	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Modification of 2022 Notes capped call options and resulting reclassification to derivative asset	—	—	6,110	—	—	6,110
Capped call termination and retirement of shares	(22,914)	—	—	—	—	—
Stock-based compensation	—	—	49,508	—	—	49,508
Vesting of restricted stock units and performance-based restricted stock units	843,402	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(198,278)	—	(6,307)	—	—	(6,307)
Exercise of stock options	9,883	—	144	—	—	144
Issuance of shares under employee stock purchase plan	105,696	—	3,165	—	—	3,165
Other comprehensive loss	—	—	—	—	(27,046)	(27,046)
Net loss	—	—	—	(61,174)	—	(61,174)
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(61,174)	$(94,796)	$(93,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,600	53,168	30,759
Amortization of deferred costs	18,251	14,373	12,609
Deferred income taxes	(5,183)	(12,972)	(3,478)
Accretion of interest on convertible senior notes	4,561	35,271	22,161
(Gain) loss on disposal of assets	727	(82)	5
(Gain) loss on extinguishment of debt, capped call modification and change in fair value	(19,243)	(7,181)	446
Provision for credit losses and sales reserve	410	4,750	3,071
Stock-based compensation	47,620	44,095	46,755
Change in fair value of contingent consideration obligation	(57)	(7,046)	3,665
Payment of contingent consideration in excess of acquisition date fair value	—	(2,653)	—
Other non-cash adjustments	—	(240)	73
Change in operating assets and liabilities:
Accounts receivable	(848)	(18,187)	(22,614)
Prepaid expenses	560	(478)	(3,983)
Deferred costs	(23,063)	(16,793)	(18,902)
Other assets	(3,527)	(1,172)	146
Accounts payable	(4,855)	3,772	1,547
Accrued payroll and employee related liabilities	(4,136)	2,687	3,499
Accrued expenses	992	3,088	1,057
Deferred revenue	8,746	26,595	24,964
Other liabilities	(214)	(4,006)	7,419
Net cash provided by operating activities	20,167	22,193	15,803
Cash flows from investing activities:
Capital expenditures	(3,462)	(5,055)	(3,257)
Proceeds from landlord reimbursement	1,219	—	—
Payments for acquisition of business, net of acquired cash	(1,585)	(262,084)	(55,138)
Additions to capitalized software development costs	(15,065)	(14,697)	(9,651)
Purchase of intangibles	—	—	(17,139)
Net cash used in investing activities	(18,893)	(281,836)	(85,185)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	375,000	—
Payments of debt issuance costs	—	(10,640)	(131)
Purchase of convertible notes capped call hedge	—	(35,100)	—
Repurchase of convertible notes	(288,761)	(58,643)	—
Proceeds from termination of convertible notes capped call hedge	1,312	10,650	—
Payments of contingent consideration obligation	—	(2,540)	—
Payments associated with shares withheld to settle employee tax withholding liability	(6,306)	(10,083)	(6,364)
Proceeds from employee stock purchase plan	3,165	4,587	3,389
Proceeds from option exercises	144	3,113	8,160
Other	(74)	—	—
Net cash provided by (used in) financing activities	(290,520)	276,344	5,054
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,918)	427	296
Net increase (decrease) in cash, cash equivalents and restricted cash	(291,164)	17,128	(64,032)
Cash, cash equivalents and restricted cash—beginning of year	492,758	475,630	539,662
Cash, cash equivalents and restricted cash—end of year	$201,594	$492,758	$475,630
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$556	$894	$1,938
Taxes, net of refunds received	1,716	1,543	706
Supplemental disclosure of non-cash activities
Common stock issued in connection with acquisitions	—	169,541	53,193
Deferred consideration in connection with acquisition	—	—	4,044
Contingent consideration in connection with acquisitions	—	9,195	6,267
Common stock issued in connection with contingent consideration payment	—	7,177	—
Purchase accounting payable, net	—	1,492	(163)
Common stock issued in connection with settlement of convertible notes	—	17,109	11,375
Modification of 2022 Notes capped call options and resulting reclassification from equity to derivative asset	6,090	—	—
Common stock received in connection with settlement of capped call options	700	—	—
Purchased intangible asset decrease	(963)	(3,027)	—
Capitalized assets included in accounts payable and accrued expenses	349	1,622	291
Stock-based compensation capitalized for software development	2,093	589	324
Treasury stock retired	700	—	—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911, automate numerous critical event management (“CEM”) processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, Canada, New Zealand, France, India, and other countries.

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

Assets and liabilities which are subject to judgment and use of estimates include the determination of the period of benefit for deferred commissions, relative stand-alone selling price for identified performance obligations in the Company's revenue transactions, allowances for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist with management’s determination of the valuation of its fair values of assets acquired and liabilities assumed in business combinations, convertible senior notes, and certain market-based performance equity awards.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Recently Adopted Accounting Pronouncements

ASU 2021-10

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted ASU 2021-10 on January 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements Not Yet Adopted

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2022 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020. No single customer comprised more than 10% of the Company’s gross accounts receivable balance at December 31, 2022. One customer comprised approximately 10% of the Company’s gross accounts receivable balance at December 31, 2021.

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

Held for Sale

Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on the Company's Consolidated Balance Sheet in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as held for sale in the current period in the Consolidated Balance Sheet.

Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized on the sale of a disposal group until the date of sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.

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

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired intangible assets is three to nine years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long-lived assets policy states above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

The Company performed a qualitative goodwill assessment at November 30, 2022 and concluded there was no impairment based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization.

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was not material for the years ended December 31, 2022, 2021 and 2020.

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

Software License Revenues

The Company also sells software and related post contract support for on premises usage as well as professional services, hardware and hosting. The Company’s on premises license transactions are generally perpetual in nature and are recognized at a point in time when made available to the customer for use. Significant judgment is required to determine the standalone selling prices for each distinct performance obligation in order to allocate the transaction price for purposes of revenue recognition. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the value of the Company's other similar contracts, the applications sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. The significant judgment was primarily due to using such considerations to estimate the price that each distinct performance obligation would be sold for on a standalone basis because such performance obligations are typically sold together on a bundled basis. Changes in these estimates of standalone selling prices can have a material effect on the amount of revenue recognized from each distinct performance obligation.

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $6.4 million, $9.5 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), market-based grants and employee stock purchase plan awards.

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

The Company recognizes compensation expense for market-based grants based on the fair value of the award which is remeasured at each reporting period until settlement. The Company utilizes the Monte-Carlo simulation model for determining the estimated fair value of market-based grants. The Monte-Carlo simulation model requires the use of subjective assumptions including the volatility of the underlying stock.

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

The Tax Cuts and Jobs Act subjects a United States shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB staff question-and-answer document Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company elected to account for GILTI in the year the tax is incurred.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rates for the period. Net losses on foreign currency transactions of $0.5 million, $1.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, were recorded as a component of other expenses, net, on the consolidated statements of operations.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of December 31,
	2022	2021
Accounts receivable amortized cost	$127,298	$127,917
Allowance for credit losses	(7,312)	(6,922)
Net accounts receivable	$119,986	$120,995

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$(6,922)	$(3,788)	$(1,125)
Provision for expected credit losses	(1,413)	(3,512)	(2,877)
Write-offs, net	1,023	378	214
Balance, end of period	$(7,312)	$(6,922)	$(3,788)

Contract assets, net, included in deferred costs and other current assets on the consolidated balance sheets, is as follows (in thousands):

	As of December 31,
	2022	2021
Contract asset amortized cost	$8,525	$8,569
Allowance for credit losses	(1,015)	(1,160)
Net contract asset	$7,510	$7,409

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$(1,160)	$(398)	$—
Provision for expected credit losses, net	(24)	(798)	(398)
Write-offs	169	36	—
Balance, end of period	$(1,015)	$(1,160)	$(398)

Credit loss expense for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $4.4 million and $2.7 million, respectively. A payment received from a customer during the year ended December 31, 2022 reduced credit losses expense by $1.4 million.

The following table summarizes the changes in the sales reserve (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$(250)	$(175)	$(175)
Additions	(211)	(239)	(85)
Write-offs	36	164	85
Balance, end of period	$(425)	$(250)	$(175)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of December 31,
	in years	2022	2021
Furniture and equipment	5	$1,655	$2,530
Leasehold improvements (1)	9	7,081	7,842
System hardware	5	1,718	1,357
Office computers	3	7,553	8,783
Computer and system software	3	2,398	2,694
		20,405	23,206
Less accumulated depreciation and amortization		(11,412)	(11,021)
Property and equipment, net		$8,993	$12,185

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2022, 2021 and 2020 was $5.1 million, $3.8 million and $2.7 million, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of December 31, 2022	$92,115	3 years	$(64,745)	$27,370
As of December 31, 2021	$75,042	3 years	$(52,322)	$22,720

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company capitalized software development costs of $17.1 million, $15.3 million and $9.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Amortized expense for capitalized software development costs was $12.5 million, $9.0 million and $7.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss.

The expected amortization of capitalized software development costs, as of December 31, 2022, for each of the next three years is as follows (in thousands):

2023	$12,704
2024	9,667
2025	4,999
$27,370

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2022, 2021 and 2020, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of December 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$140,336	$—	$—	$140,336
Total financial assets	$140,336	$—	$—	$140,336
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

	As of December 31, 2021
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$409,692	$—	$—	$409,692
Total financial assets	$409,692	$—	$—	$409,692
Liabilities:
Contingent consideration	$—	$—	$59	$59
Total financial liabilities	$—	$—	$59	$59

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the year ended December 31, 2022.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

For the years ended December 31, 2022, 2021 and 2020, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2020	$10,619
Contingent consideration from RedSky acquisition	9,135
Contingent consideration from Anvil acquisition	60
Change in fair value of contingent consideration obligation from SnapComms acquisition	709
Change in fair value of contingent consideration obligation from one2many acquisition	408
Change in fair value of contingent consideration obligation from RedSky acquisition	(8,163)
Payment for SnapComms acquisition	(720)
Payment for one2many acquisition	(10,679)
Payment for RedSky acquisition	(972)
Foreign currency translation	(338)
Fair value at December 31, 2021	59
Change in fair value of contingent consideration obligation from Anvil acquisition	(57)
Foreign currency translation	(2)
Fair value at December 31, 2022	$—

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

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan (see Note 8). In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and were expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability was not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which was carried at fair value, in other long-term liabilities on the consolidated balance sheet. The derivative liability was marked-to-market each measurement period and changes in fair value during the year ended December 31, 2021 of $(0.2) million were recorded as a component of other expense, net on the consolidated statements of operations. The fair value was derived from the Company’s stock price. In November 2021, the Company issued 6,779 shares of the Company’s common stock to settle the derivative liability and reclassified the derivative liability from a liability to equity.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

On November 4, 2021, the Company exercised the call option and issued the 574,639 shares of common stock on November 10, 2021. During the three months ended December 31, 2021, the Company recognized a $10.1 million gain on the derivative and extinguishment of the Consideration Loan Notes in Gain (loss) on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations due the decrease in the Company’s stock price between the date the consideration loan notes were issued and the date the consideration loan notes were extinguished.

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. See Note 9 for details on the 2022 Notes capped call transactions. In September 2022, the Company modified certain of the capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options to be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. The derivative assets were not designated as a hedging instrument. In September 2022, the Company reclassified the fair value of the capped call options to be settled in cash of $6.1 million from additional paid-in capital to other current assets on the consolidated balance sheet in accordance with ASC 815. The fair value was derived using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. The assets, which were classified as Level 2 of the fair value hierarchy, were marked-to-market and the decrease in fair value during the year ended December 31, 2022 of $4.8 million was recorded as a component of Gain (loss) on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations and on the consolidated statement of cash flows. In November 2022, the Company received the related cash as final settlement of the capped call options.

During the year ended December 31, 2022, as a result of assessing the probabilities of payment for the potential contingent consideration for The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) through June 30, 2023, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in the amount of $0.1 million.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of December 31, 2022 and 2021, the fair value of the 2026 Notes was determined to be $320.5 million and $318.3 million, respectively, and the principal amount of the 2026 Notes was $375.0 million for each period. As of December 31, 2022 and 2021, the fair value of the 2024 Notes was determined to be $118.2 million and $440.6 million, respectively, and the principal amount of the 2024 Notes was $133.6 million and $450.0 million, respectively. See Note 9.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$187,411
Increase due to acquisitions	348,794
Foreign currency translation	(5,042)
Balance at December 31, 2021	531,163
Acquisition initial value adjustment	(1,788)
Foreign currency translation	(20,594)
Balance at December 31, 2022	$508,781

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

There were no impairments recorded against goodwill in 2022, 2021 or 2020.

Intangible assets consisted of the following (in thousands):

			As of December 31, 2022
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,924	3.47	$(21,217)	$13,707
Tradenames	16,513	4.55	(7,057)	9,456
Customer relationships	204,697	8.34	(61,683)	143,014
Total intangible assets	$256,134		$(89,957)	$166,177

			As of December 31, 2021
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$43,178	3.41	$(16,214)	$26,964
Tradenames	28,250	4.13	(12,779)	15,471
Customer relationships	219,850	8.30	(42,966)	176,884
Total intangible assets	$291,278		$(71,959)	$219,319

Amortization expense for intangible assets was $43.0 million, $40.5 million and $20.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $11.7 million, $12.1 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. In December 2020, the Company completed an asset acquisition and recorded $17.1 million to developed technology. During the years ended December 31, 2022 and 2021 , the Company recognized a $1.0 million and a $3.0 million, respectively, reduction in the cost basis of the developed technology due to a partial return of the purchase price. The average useful life for the December 2020 asset acquisition of acquired technology is 4.0 years. During the year ended December 31, 2022, the Company retired $19.2 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of December 31, 2022, for each of the next five years and thereafter is as follows (in thousands):

2023	$37,321
2024	31,811
2025	26,022
2026	20,212
2027	15,752
Thereafter	35,059
$166,177

(8) Business Combinations and Assets and Liabilities Held for Sale

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

2022 Assets and Liabilities Held for Sale

The Company entered into an agreement in the fourth quarter of fiscal 2022 to sell certain assets. In connection with entering into this agreement, the Company concluded that the asset sale met the held for sale criteria and classified the assets and liabilities as held for sale.

Assets and liabilities classified as held for sale as of December 31, 2022 were comprised of the following (in thousands):

Accounts receivable	$635
Prepaid assets	254
Trade names	184
Customer relationships	5,344
Acquired technology	68
Total assets held for sale	$6,485

Accounts payable	$53
Accrued expenses	8
Deferred revenue	2,001
Total liabilities held for sale	$2,062

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Red Sky Technologies Inc.

On January 15, 2021, the Company entered into a Stock Purchase Agreement with Red Sky Technologies Inc.(“RedSky”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of RedSky for a base consideration of $55.4 million, net of cash acquired. The Company paid $32.4 million in cash, net of cash acquired, and issued 162,820 newly issued shares of the Company’s common stock at closing. On the date of this acquisition, the average price of the Company’s common stock on the Nasdaq Global Market was $141.46 per share. In addition to the base purchase price, there was also a potential contingent payment of up to $30 million that was eligible to be earned by the sellers based on certain revenue targets through the contractual measurement period. At the date of the acquisition, the Company preliminarily assessed the probability of RedSky meeting the revenue metrics through the contractual measurement period and recorded a $9.1 million initial fair value of contingent consideration as part of the purchase price allocation. During the year ended December 31, 2021, the Company recognized a decrease in the fair value of RedSky’s contingent consideration obligation in general and administrative expenses in the consolidated statements of operations in the amount of $8.2 million. During the year ended December 31, 2021, the Company paid $0.4 million in cash and issued 4,058 shares of the Company’s common stock to settle RedSky’s contingent consideration liability. The Company acquired RedSky for its E911 incident response solutions platform to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

For the year ended December 31, 2021, the Company incurred transaction costs of $1.5 million in connection with the xMatters acquisition, of which $0.1 million and $0.7 million was expensed during the years ended December 31, 2022 and 2021, respectively, and included in general and administrative expenses.

The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil for a base consideration of $161.5 million. See Note 6 for a discussion of the Consideration Loan Notes and Flip-Up Agreement. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million Consideration Loan Notes. On November 10, 2021, the Company issued 574,639 newly issued shares of the Company’s common stock to settle consideration loan notes issued on the acquisition date. During year ended December 31, 2022, the Company paid approximately $1.6 million to settle certain purchase liabilities. In addition to the base purchase price, there is also a potential contingent payment of up to $0.8 million that may be paid to the sellers on or before June 30, 2023. At the date of the acquisition, the Company preliminarily assessed the probability of the contingent consideration payment and recorded a $0.1 million preliminary fair value as part of the purchase price allocation. During the year ended December 31, 2022, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in general and administrative expenses in the consolidated statements of operations in the amount of $0.1 million. The Company acquired Anvil for its travel risk management, operational resiliency and occupational health solutions platforms to enhance the Company’s CEM suite of solutions as well as market penetration and customer reach.

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

For the year ended December 31, 2021, the Company incurred transaction costs of $1.4 million in connection with the Anvil acquisition, of which $0.1 million and $1.0 million, respectively, was expensed during the years ended December 31, 2022 and 2021 and included in general and administrative expenses.

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

The effect of the Company's adoption of ASU 2020-06 had a $1.40 and $1.18 increase in basic and diluted loss per share, respectively, for the fiscal year ended December 31, 2022.

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

As of December 31, 2022, the 2026 Notes were not convertible at the option of the debt holder and were classified as long-term on the consolidated balance sheet.

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

Prior to the Company's adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2026 Notes to be approximately 7.25%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2026 Notes, which resulted in a fair value of the liability component of $269.6 million upon issuance, calculated as the present value of implied future payments based on the $375.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2026 Notes. The $105.4 million difference between the aggregate principal amount of $375.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2026 Notes were not considered redeemable.

Prior to the Company's adoption of ASU 2020-06, significant judgment was required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

Prior to the Company's adoption of ASU 2020-06, the Company estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Prior to the Company's adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $7.6 million, were being amortized to expense over the term of the 2026 Notes, and transaction costs attributable to the equity component, totaling $3.0 million, were netted with the equity component in shareholders’ equity.

The 2026 Notes consist of the following (in thousands):

	As of December 31,
	2022	2021
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(6,763)	(97,261)
Net carrying amount	$368,237	$277,739
Equity component (1)	—	99,000

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $3.0 million transaction costs in equity and net of $3.4 million for taxes.

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Year Ended December 31,
	2022	2021
Amortization of debt discount and transaction costs	$2,112	$15,715

Effective interest rates were 0.6% and 7.3% during the years ended December 31, 2022 and 2021, respectively.

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

	As of December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$320,520	$368,237	$318,311	$277,739

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to the Company's common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $29.58 on December 31, 2022, the if-converted value of the 2026 Notes was less than their respective principal amounts.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

As of December 31, 2022, the 2024 Notes were not convertible at the option of the debt holder and were classified as long-term on the consolidated balance sheet.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2024 Notes were not redeemable by the Company prior to December 20, 2022. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after December 20, 2022 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

During the year ended December 31, 2022, the Company paid approximately $288.8 million in cash to repurchase approximately $316.4 million aggregate principal amount of the 2024 Notes and recognized an extinguishment gain in the amount of $24.0 million in gain (loss) on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations during the year ended December 31, 2022.

Prior to the Company's adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 5.16%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2024 Notes, which resulted in a fair value of the liability component of $360.4 million upon issuance, calculated as the present value of implied future payments based on the $450.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2024 Notes. The $89.6 million difference between the aggregate principal amount of $450.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2024 Notes were not considered redeemable.

Prior to the Company's adoption of ASU 2020-06, significant judgment was required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

Prior to the Company's adoption of ASU 2020-06, the Company estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

Prior to the Company's adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $10.2 million, were being amortized to expense over the term of the 2024 Notes, and transaction costs attributable to the equity component, totaling $2.6 million, were netted with the equity component in shareholders’ equity.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2024 Notes consist of the following (in thousands):

	As of December 31,
	2022	2021
Liability component:
Principal	$133,558	$450,000
Less: debt discount, net of amortization	(1,497)	(62,044)
Net carrying amount	$132,061	$387,956
Equity component (1)	—	86,133

(1)
Upon adoption of ASU 2020-06, the Company no longer separately presents the embedded conversion feature in equity. As of December 31, 2021, the equity component was recorded in the consolidated balance sheet within additional paid-in capital, net of $2.6 million transaction costs in equity and net of $0.9 million for taxes.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
0.125% coupon	$539	$562	$564
Amortization of debt discount and transaction costs	2,449	18,924	17,974
	$2,988	$19,486	$18,538

Effective interest rates were 0.7% and 5.2% during the years ended December 31, 2022 and 2021, respectively.

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

	As of December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$118,199	$132,061	$440,564	$387,956

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $29.58 on December 31, 2022, the if-converted value of the 2024 Notes was less than their respective principal amounts.

1.50% Convertible Senior Notes Due 2022

In November 2017, the Company issued $115.0 million aggregate principal amount of 1.50% convertible senior notes due 2022 including $15.0 million aggregate principal amount of 2022 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2022 Notes. The 2022 Notes matured on November 1, 2022. Interest was payable semiannually in arrears on May 1 and November 1 of each year, commencing on May 1, 2018.

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

In connection with the issuance of the 2026 Notes in March 2021, the Company paid approximately $58.6 million in cash and issued 1,288,994 shares of common stock to repurchase approximately $58.6 million aggregate principal amount of the 2022 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes to be approximately 4.87%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issue costs, was recognized as an extinguishment loss in the amount of $2.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations during the year ended December 31, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital on the consolidated balance sheet in the amount of $2.7 million. The Company also partially terminated capped call options entered into in connection with the 2022 Notes in March 2021 and received $10.6 million recorded to additional paid-in capital on the consolidated balance sheet and modified a capped call option agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations and additional paid-in capital on the consolidated balance sheet.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In November 2022, the Company settled the $8 thousand aggregate principal amount of the 2022 Notes at maturity.

Prior to the Company's adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes at the time of issuance to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2022 Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2022 Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2022 Notes were not considered redeemable.

Prior to the Company's adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values.

The 2022 Notes consist of the following (in thousands):

As of December 31, 2021
Liability component:
Principal	$8
Less: debt discount, net of amortization	—
Net carrying amount	$8
Equity component (1)	(39,358)

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

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
1.50% coupon	$—	$110	$1,363
Amortization of debt discount and transaction costs	—	632	4,187
	$—	$742	$5,550

Effective interest rates were 2.2% and 6.9% during the years ended December 31, 2022 and 2021, respectively.

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

	As of December 31, 2021
	Fair Value	Carrying Value
2022 Notes	$16	$8

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponds to the initial conversion price of the 2022 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and have a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and will not be re-measured. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in loss on extinguishment of convertible notes and capped call modification on the consolidated statement of operations.

In September 2022, the Company modified certain capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options to be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. In September 2022, the Company reclassified the fair value of the capped call options to be settled in cash of $6.1 million from additional paid-in capital to other current assets on the consolidated balance sheet. The asset was remeasured through the settlement date. See Note 6 for details on the fair value measurement of the capped call options which were settled in cash. The remaining capped call options which did not require cash settlement were not re-measured. In November 2022, the Company received $1.3 million in cash and 22,914 in the Company's shares as final settlement of the capped call options.

The following table summarizes the Company’s debt obligations at December 31, 2022 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$—	$133,558	$375,000	$—	$508,558
Debt obligations include the principal amount of the 2026 Notes and 2024 Notes but exclude interest payments to be made under the 2026 Notes and 2024 Notes. Although the 2026 Notes and 2024 Notes mature in 2026 and 2024, respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes and 2024 Notes balance excludes debt discount capitalized on the balance sheet.

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2022, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote per share.

As of December 31, 2022, the Company had authorized 100,000,000 shares of common stock, par value $0.001. At December 31, 2022 and 2021, there are 40,127,522 and 39,389,733 shares of common stock issued and outstanding, respectively.

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

On December 16, 2022, the Board of Directors (the “Board”) adopted the Everbridge, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board (the “Committee”). The Board reserved 600,000 shares of Common Stock for issuance under the 2022 Inducement Plan. The only persons eligible to receive grants of Inducement Awards (as defined below) under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4). Inducement Awards may only be granted by: (i) the Committee, provided such committee is comprised solely of “independent directors” (as defined by Nasdaq Listing Rule 5605(a)(2)) or (ii) a majority of the Company’s “independent directors.” An “Inducement Award” means any right to receive Common Stock, cash or other property granted under the 2022 Inducement Plan (including nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards or other stock-based awards). The Board also adopted a (i) form of stock option grant notice, option agreement, and notice of exercise (the “Inducement Option Grant Package”) and (ii) form of restricted stock unit award grant notice and award agreement (the “Inducement RSU Grant Package”) for use under the Inducement Plan.

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

For the years ended December 31, 2022, 2021 and 2020, 105,696, 41,164, and 49,319 shares of common stock, respectively, were purchased under the 2016 ESPP. As of December 31, 2022, 2021 and 2020, total recognized compensation cost was $1.7 million, $1.8 million, and $1.4 million, respectively. As of December 31, 2022, unrecognized compensation cost related to the 2016 ESPP was $0.4 million which will be amortized over a weighted-average period of 0.16 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50
Expected volatility (2)	65% - 70%	45% - 60%	55% - 65%
Risk-free interest rate (3)	0.85% - 3.33%	0.05% - 0.06%	0.12% - 0.29%
Dividend rate (4)	0%	0%	0%

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

There were no stock options granted during the years ended December 31, 2022 and 2021. The Company recorded stock-based compensation expense of $0.1 million, $1.2 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, attributed to stock options.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $12.7 million and $30.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2022, 2021 and 2020 the total intrinsic value of all outstanding options was $1.2 million, $6.9 million and $34.5 million, respectively.

There was no unrecognized compensation cost related to nonvested stock options as of December 31, 2022. The amount of cash received from the exercise of stock options during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $3.1 million, and $8.2 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2021	157,740	$23.83
Exercised	(9,883)	14.58
Forfeited	(5,655)	38.66
Outstanding at December 31, 2022	142,202	23.89

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2022
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	142,202	4.15	$23.89
Vested and expected to vest	142,202	4.15	23.89
Exercisable	142,202	4.15	23.89

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Vested and nonvested stock option activity was as follows:

	Vested		Nonvested
	Options outstanding	Weighted average exercise price	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2022	142,202	$23.89	—	$—

Restricted Stock Units

During the year ended December 31, 2022, the Company granted 2,920,954 RSUs to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 685,583 RSUs that vested during the year ended December 31, 2022. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2022, 2021 and 2020 were $39.51, $124.4 and $122.82, respectively. The fair values of RSUs that vested during the years ended December 31, 2022, 2021 and 2020, were $44.9 million, $25.6 million and $18.2 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $40.9 million, $28.1 million, and $20.1 million respectively, of stock-based compensation related to the RSUs.

As of December 31, 2022, there was $80.5 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.35 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

On February 9, 2022, the Compensation Committee of the Company’s Board of Directors approved a modification to the performance thresholds of the Company’s PSU awards which affected 785 grantees and excluded our Named Executive Officers for 2021. The modified PSUs vest based on the Company achieving certain revenue growth thresholds which range from 1% to 40% compounded annual growth over the measurement period. For the portion of the PSUs where the expectation of the achievement of performance conditions changed from improbable prior to the modification to probable post-modification, the Company accounted for this change as a Type III modification under ASC 718, Compensation—Stock Compensation. The modification date fair value for the PSUs was $55.31. As of the modification date, total incremental stock-based compensation expense was $17.5 million which will be recognized over the remaining service periods of the PSU less subsequent forfeitures.

During the year ended December 31, 2022, the Company granted 720,064 PSUs to members of its management pursuant to the 2016 Plan. There were 157,819 PSUs that vested during the year ended December 31, 2022. The PSUs, other than those modified on February 9, 2022 as described above, generally vest based on the Company achieving certain revenue growth thresholds which ranged from 20% to 40% compounded annual growth for grants through 2020 and 15% to 35% compounded annual growth for grants starting in 2021 over a measurement period of two years for the first 50% of PSUs and three years for the remaining PSUs. The vesting of the PSUs is subject to the employee’s continued employment with the Company through the date of achievement. During the year ended December 31, 2022, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $25.50 to $55.31 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2022, 2021 and 2020 was $35.27, $123.94 and $119.78, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.7 million, $13.0 million and $21.8 million, respectively, of stock compensation expense in connection with the PSU awards. During the three months ended December 31, 2021 and three months ended March 31, 2022 prior to the PSU modification, as a result of forecasted decreases in the compounded annual growth rate, the Company reduced the expected achievement of performance metrics and recognized a reduction in stock-based compensation expense. This reduction was offset by the incremental compensation expense recognized for the modified PSUs.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2022, there was $11.4 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.65 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2021	1,579,738
Granted	3,641,018
Vested	(843,402)
Forfeited	(1,144,056)
Outstanding at December 31, 2022	3,233,298

There were no tax benefits recognized for the tax deductions from stock options exercised or RSU and PSU awards vested during the years ended December 31, 2022, 2021 and 2020, as tax benefits increased net operating losses which were analyzed for a valuation allowance along with the Company’s other deferred tax assets.

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. Fair value of the market-based grants at the grant date and as of December 31, 2022 was $0.4 million and $0.2 million, respectively. During the year ended December 31, 2022, the Company recognized $0.2 million of stock compensation expense in connection with these awards.

Fair value of the market-based grants is determined using the Monte-Carlo simulation with the following assumptions:

Year Ended December 31, 2022
Market-Based Grants:
Expected term (in years)	0.73 - 1.50
Expected volatility	58% - 71%
Risk-free interest rate	1.97% - 4.69%
Dividend rate	0%

Stock-Based Compensation Expense

During 2022, the Company updated the presentation of the allocation of stock-based compensation capitalized for software development. Prior periods have been recast to conform to the current presentation. The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$5,468	$3,678	$2,966
Sales and marketing	15,917	15,936	15,836
Research and development	9,967	8,717	8,935
General and administrative	16,268	15,764	19,018
Total	$47,620	$44,095	$46,755

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(12) Basic and Diluted Net Loss per Share

The following table summarizes the computations of basic loss per share and diluted loss per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. The Company uses the if converted method for convertible senior notes for calculating any potential dilutive effect on diluted loss per share. (In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(61,174)	$(94,796)	$(93,396)
Dilutive effect of convertible notes, net of tax	(18,890)	—	—
Adjusted net loss	$(80,064)	$(94,796)	$(93,396)

Weighted-average common stock outstanding — basic	39,680,440	37,962,793	34,581,144
Dilutive potential common shares related to convertible notes	5,903,019	—	—
Weighted-average common stock outstanding — diluted	45,583,459	37,962,793	34,581,144

Basic loss per share	$(1.54)	$(2.50)	$(2.70)
Diluted loss per share	$(1.76)	$(2.50)	$(2.70)

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Convertible senior notes	—	6,080,480	6,371,882
Stock-based compensation grants	3,375,500	1,737,478	1,699,562
Total	3,375,500	7,817,958	8,071,444

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2022 was 6.6 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(13) Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(30,297)	$(90,584)	$(72,164)
Foreign	(33,275)	(16,791)	(23,499)
Total	$(63,572)	$(107,375)	$(95,663)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 21% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax at federal statutory rate	$(13,350)	$(22,549)	$(20,089)
Increase (decrease) in tax resulting from:
State income tax expense, net of federal tax effect	658	(5,018)	(3,763)
Nondeductible permanent items	1,169	(87)	1,659
Executive compensation	746	4,885	6,020
Global Intangible Low-Taxed Income	3,055	—	—
Foreign rate differential	(638)	(1,060)	(156)
Gain on extinguishment of debt	—	(2,123)	—
Adoption of ASU 2020-06	(70,503)	—	—
Tax rate change	(3)	(1,039)	—
Adjustment to deferred taxes	1,980	817	(3,190)
Change in valuation allowance	67,450	23,262	25,339
Uncertain tax positions	(423)	165	151
Nonqualified stock option and performance award shortfall (windfall) upon exercise	7,745	(9,352)	(8,608)
Other	(284)	(480)	370
Total	$(2,398)	$(12,579)	$(2,267)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2022, 2021 and 2020 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, non-deductible officer compensation, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. In addition, the Company’s foreign subsidiaries are subject to varied applicable statutory income tax rates for the periods presented.

The provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$129	$67	$353
State	395	49	94
Foreign	2,151	212	492
	2,675	328	939
Deferred:
Federal	(48,545)	(20,181)	(15,835)
State	(17,404)	(7,634)	(6,115)
Foreign	(6,574)	(8,354)	(6,595)
	(72,523)	(36,169)	(28,545)
Change in valuation allowance	67,450	23,262	25,339
Total	$(2,398)	$(12,579)	$(2,267)

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The net deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Lease liability	$6,094	$5,945
Tax credits	185	195
Accrued expenses	3,222	3,632
Deferred revenue	1,800	2,882
Net operating loss carryforward	94,817	114,625
Other assets	7,119	10,247
Property and equipment	—	106
Intangible assets	22,843	2,662
Valuation allowance	(85,392)	(56,252)
Total net deferred tax assets	50,688	84,042
Deferred tax liabilities
Deferred commissions	(7,193)	(6,234)
Intangible assets	(44,568)	(50,443)
Property and equipment	(550)	—
Debt discount	—	(38,156)
Right-of-use asset	(4,609)	(5,160)
Other	(4)	(131)
Total deferred tax liabilities	(56,924)	(100,124)
Total deferred income tax liabilities	$(6,236)	$(16,082)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2022 and 2021, a valuation allowance of $85.4 million and $56.3 million, respectively, has been recorded.

As of December 31, 2022, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $282.6 million and $238.1 million, respectively. Of the $282.6 million of federal NOL carryforwards, $40.6 million was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $242.1 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $238.1 million of state NOL carryforwards, $23.4 million can be carried forward indefinitely. The pre-Tax Act U.S. federal and state net operating loss carryforwards will expire in varying amounts through 2042. The Company completed a Section 382 study for the period through November 7, 2022 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-Tax Act losses to a utilization limitation; however, such limitation is not expected to result in NOLs expiring unused. Any future annual limitation may result in the expiration of NOLs before utilization. Included in the Company’s NOLs are federal and state NOLs of $46.8 million and $34.4 million, respectively, from various acquisitions which are subject to limitations under Section 382. The Company also completed a Section 382 study for xMatters, Inc., a wholly owned subsidiary of the Company. As a result of the study, the Company determined that out of total federal NOLs of $64.0 million, $0.9 million of federal NOLs generated by xMatters, Inc. prior to May 7, 2021 would not be available for utilization due to ownership changes experienced by xMatters, Inc.

As of December 31, 2022 and 2021, the Company had combined foreign net operating loss carry-forwards available to reduce future taxable income of approximately $85.3 million and $75.9 million, respectively. As of December 31, 2022 and 2021, valuation allowances of $82.5 million and $74.1 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance of unrecognized tax benefits	$1,490	$748	$597
Increases for current year tax positions	127	138	131
Increases (decreases) for prior year tax positions	(577)	577	—
Ending balance (excluding interest and penalties)	1,040	1,463	728
Interest and penalties	27	27	20
Total	$1,067	$1,490	$748

For the year ended December 31, 2022, 2021 and 2020, the Company has recorded income tax (benefit) expense of ($423,000), $165,000 and $151,000, respectively, related to uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2022, 2021 and 2020, the Company had accrued $27,000, $27,000 and $20,000, respectively, in interest and penalties related to uncertain tax positions.

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

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2022, the Company had $18.3 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

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

(15) Revenue Recognition

During 2022, the Company updated the following geographic market presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States. The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Year Ended December 31,
Primary Geographic Markets	2022	2021	2020
North America	$318,348	$276,677	$211,254
International	113,544	91,756	59,887
Total	$431,892	$368,433	$271,141

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Subscription services	$384,617	$327,047	$242,651
Professional services	29,252	26,022	20,410
Software licenses and other	18,023	15,364	8,080
Total	$431,892	$368,433	$271,141

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $16.2 million and $15.8 million as of December 31, 2022 and 2021, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $21.4 million and $17.0 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, amortization expense for the deferred costs was $18.3 million, $14.4 million and $12.6 million, respectively. There was no impairment loss in relation to the costs capitalized.

Deferred Revenue

For the years ended December 31, 2022, 2021 and 2020, $214.8 million, $157.6 million and $123.3 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

For the years ended December 31, 2022, 2021 and 2020, $6.8 million, $8.6 million and $6.6 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balance at the beginning of the period.

Remaining Performance Obligations

As of December 31, 2022, approximately $484.2 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $294.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of December 31, 2022, approximately $14.5 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $13.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(16) Geographic Concentrations

During 2022, the Company updated the following geographic concentration presentation. Prior period has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States. The majority of the Company's North America property and equipment is located in the United States.

Revenue by location is determined by the billing address of the customer. Approximately 74%, 75% and 78% of the Company’s revenue was from the North America for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. No other individual country comprised more than 10% of total revenue for the fiscal years ended December 31, 2022, 2021 and 2020. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2022 and 2021, 79% and 81%, respectively, of the Company’s property and equipment was located in North America.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. There was $2.2 million, $2.0 million and $1.7 million cash contributions made to the plan by the Company for the years ended December 31, 2022, 2021 and 2020, respectively. Contribution expense recognized for the 401(k) plan was $2.0 million, $1.9 million and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(18) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2031. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. The Company terminated leases related to the 2022 Strategic Realignment (as defined in Note 20). See Note 20 for details on the 2022 Strategic Realignment.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2022	2021
Balance sheet information
ROU assets	$17,872	$18,160
Lease liabilities, current	$3,797	$6,356
Lease liabilities, non-current	18,742	15,328
Total lease liabilities	$22,539	$21,684
Supplemental data
Weighted average remaining lease term	6.57 years	4.24 years
Weighted average discount rate	5.68%	5.99%

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in lease liabilities	$7,280	$6,574	$4,891
ROU assets obtained in exchange for new lease obligations	11,850	8,250	5,870

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$4,768
2024	3,777
2025	3,301
2026	3,136
2027	2,902
Thereafter	8,291
Total undiscounted lease payments	26,175
Less: imputed interest	(3,636)
Total lease liabilities	$22,539

The following table presents components of lease expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$6,089	$6,383	$5,024
Short-term lease expense(1)	638	832	982
	6,727	7,215	6,006
Less: Sublease income	(155)	(61)	(236)
Total lease expense	$6,572	$7,154	$5,770

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of December 31, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(19) Commitments and Contingencies

For a summary of the Company’s debt and lease obligations, see Notes 9 and 18, respectively.

Litigation

In April 2022, certain former shareholders of Anvil filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. The claimants are seeking damages for losses they purport to have suffered as a result of these alleged breaches.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund. (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint. The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, and the impact of COVID-19 on the Company’s business, which allegedly artificially inflated the price of the Company’s stock during the period November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company believes that the allegations and claims made in this lawsuit are wholly without merit and intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

(20) Restructuring and Restructuring-Related Activities

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify the Company’s business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow and is expected to be substantially completed by the end of fiscal 2023.

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the 2022 Strategic Realignment and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company's estimates of total pre-tax charges associated with the 2022 Strategic Realignment, by major type of cost, of which approximately $29 million to $31 million are expected to result in cash outlays (in millions):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$9	to	$9
Facilities-related	5	to	6
Other	—	to	—
Business transformation charges	16	to	17
Total restructuring and business transformation charges	$30	to	$32

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at April 1, 2022	$—	$—	$—	$—
Charges	7,802	4,200	167	12,169
Charges settled in cash	(6,505)	(3,316)	(167)	(9,988)
Charges settled in non-cash	(3)	(848)	—	(851)
Balance at December 31, 2022	$1,294	$36	$—	$1,330

(1)
Balance at December 31, 2022 is recorded in accrued payroll and employee related liabilities in the consolidated balance sheet.
(2)
Balance at December 31, 2022 is recorded in accrued expenses in the consolidated balance sheet. Charges settled in non-cash relate to the loss on disposal of assets partially offset by derecognizing the ROU asset and liability for lease terminations.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying consolidated statement of operations (in thousands):

Year Ended December 31, 2022
Restructuring charges	$12,169
Business transformation charges:
Cost of revenue	953
Sales and marketing	1,053
Research and development	1,014
General and administrative	2,168
Other income (expense), net	1
Total business transformation charges	5,189
Total restructuring and business transformation charges	$17,358