Form 10-Q
period 2023-03-31
EVERBRIDGE, INC.
filed 2023-05-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 40,549,327 shares of common stock outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$220,880	$198,725
Restricted cash	2,063	2,046
Accounts receivable, net	107,054	119,986
Prepaid expenses	15,789	13,133
Assets held for sale	—	6,485
Deferred costs and other current assets	34,139	31,866
Total current assets	379,925	372,241
Property and equipment, net	8,388	8,993
Capitalized software development costs, net	28,192	27,370
Goodwill	510,962	508,781
Intangible assets, net	156,761	166,177
Restricted cash	815	823
Prepaid expenses	1,442	1,709
Deferred costs and other assets	39,826	39,570
Total assets	$1,126,311	$1,125,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,289	$10,854
Accrued payroll and employee related liabilities	29,523	31,175
Accrued expenses	12,778	13,566
Deferred revenue	238,135	233,106
Liabilities held for sale	—	2,062
Other current liabilities	9,640	10,644
Total current liabilities	299,365	301,407
Long-term liabilities:
Deferred revenue, noncurrent	8,684	9,278
Convertible senior notes	501,013	500,298
Deferred tax liabilities	5,714	6,236
Other long-term liabilities	18,772	19,334
Total liabilities	833,548	836,553
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,481,616 and 40,127,522 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	40	40
Additional paid-in capital	737,017	721,143
Accumulated deficit	(416,772)	(402,124)
Accumulated other comprehensive loss	(27,522)	(29,948)
Total stockholders’ equity	292,763	289,111
Total liabilities and stockholders’ equity	$1,126,311	$1,125,664

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$108,268	$100,375
Cost of revenue	31,981	31,857
Gross profit	76,287	68,518
Operating expenses:
Sales and marketing	42,188	41,816
Research and development	25,004	23,559
General and administrative	24,466	22,336
Restructuring	21	—
Total operating expenses	91,679	87,711
Operating loss	(15,392)	(19,193)
Other income (expense), net
Interest and investment income	1,737	62
Interest expense	(769)	(1,300)
Other income, net	618	280
Total other income (expense), net	1,586	(958)
Loss before income taxes	(13,806)	(20,151)
(Provision for) benefit from income taxes	(842)	1,078
Net loss	$(14,648)	$(19,073)
Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.48)
Diluted	$(0.36)	$(0.48)
Weighted-average common shares outstanding:
Basic	40,274,069	39,429,686
Diluted	40,274,069	39,429,686

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,648)	$(19,073)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	2,426	(5,360)
Total comprehensive loss	$(12,222)	$(24,433)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111
Stock-based compensation	—	—	13,931	—	—	13,931
Vesting of restricted stock units and performance-based restricted stock units	250,127	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(56,062)	—	(1,866)	—	—	(1,866)
Exercise of stock options	71,166	—	1,263	—	—	1,263
Issuance of shares under employee stock purchase plan	88,863	—	2,546	—	—	2,546
Other comprehensive income	—	—	—	—	2,426	2,426
Net loss	—	—	—	(14,648)	—	(14,648)
Balance at March 31, 2023	40,481,616	$40	$737,017	$(416,772)	$(27,522)	$292,763

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	$40	$675,984	$(360,023)	$(8,262)	$307,739

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,648)	$(19,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,774	15,434
Amortization of deferred costs	4,514	3,963
Deferred income taxes	(501)	(6,553)
Accretion of interest on convertible senior notes	715	1,158
Provision for credit losses and sales reserve	1,635	213
Stock-based compensation	13,449	6,084
Other non-cash adjustments	(352)	(52)
Changes in operating assets and liabilities:
Accounts receivable	11,994	11,420
Prepaid expenses	(2,465)	(2,447)
Deferred costs	(5,909)	(6,221)
Other assets	(597)	1,819
Accounts payable	(1,732)	(6,124)
Accrued payroll and employee related liabilities	(1,652)	(1,862)
Accrued expenses	(797)	3,246
Deferred revenue	3,589	8,036
Other liabilities	(1,442)	(1,339)
Net cash provided by operating activities	20,575	7,702
Cash flows from investing activities:
Capital expenditures	(575)	(1,847)
Proceeds from sale of assets	4,289	—
Payment for acquisition of business, net of acquired cash	—	(47)
Additions to capitalized software development costs	(4,112)	(4,330)
Net cash used in investing activities	(398)	(6,224)
Cash flows from financing activities:
Payments associated with shares withheld to settle employee tax withholding liability	(1,866)	(571)
Proceeds from employee stock purchase plan	2,546	1,702
Proceeds from stock option exercises	1,263	17
Other	(19)	(19)
Net cash provided by financing activities	1,924	1,129
Effect of exchange rates on cash, cash equivalents and restricted cash	63	(356)
Net increase in cash, cash equivalents and restricted cash	22,164	2,251
Cash, cash equivalents and restricted cash—beginning of period	201,594	492,758
Cash, cash equivalents and restricted cash—end of period	$223,758	$495,009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes, net of refunds received	617	335
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	660	1,195
Stock-based compensation capitalized for software development	376	230

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period.

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

In March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation, which raised concern regarding the stability of other banks in the United States and in particular with respect to regional banks. While the Company has not been materially impacted by such events to date, if the Company's primary banking partners or the banking partners of the Company's customers were to experience a similar crisis, it may cause a material impact on the Company's liquidity, including the ability to access its cash and cash equivalents, or the liquidity of the Company's customers such as delays in, or failure to, make payments, or reduce their demand for the Company's products. Additionally, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. There continue to be uncertainties with respect to macroeconomic conditions as a result of the pandemic and otherwise and there may be future periods of global instability and volatility in markets where the Company conducts business which could cause changes to estimates as a result of the financial circumstances. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the timing of revenue recognition resulting from potential implementation delays, evaluating the recoverability of long-lived assets with finite useful lives for impairment and estimates of credit losses for accounts receivables and contract assets. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding these situations, management's judgment could change in the future. As of the date of issuance of these financial statements, the Company’s results of operations have not been significantly impacted by the banking industry disruption or the COVID-19 pandemic; however, the Company continues to monitor these situations.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2023 and 2022. No single customer comprised more than 10% of the Company’s gross accounts receivable as of March 31, 2023 and December 31, 2022.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Recently Adopted Accounting Pronouncements

ASU 2021-08

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. The Company adopted ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2022-04

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs. Supplier finance programs allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. ASU 2022-04 requires that a buyer in a supplier finance program disclose key terms of the program, the balance sheet presentation of program obligations, amounts outstanding and rollforward of program obligations. The Company adopted ASU 2022-04 on January 1, 2023. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2022 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Accounts receivable amortized cost	$114,984	$127,298
Allowance for credit losses	(7,930)	(7,312)
Net accounts receivable	$107,054	$119,986

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(7,312)	$(6,922)
Provision for expected credit losses, net	(928)	(149)
Write-offs, net	310	298
Balance, end of period	$(7,930)	$(6,773)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Contract asset amortized cost	$10,192	$8,525
Allowance for credit losses	(996)	(1,015)
Net contract asset	$9,196	$7,510

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(1,015)	$(1,160)
Provision for expected credit losses, net	—	(110)
Write-offs	19	—
Balance, end of period	$(996)	$(1,270)

Credit loss expense was $1.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(425)	$(250)
Additions	—	—
Write-offs	—	—
Balance, end of period	$(425)	$(250)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	March 31, 2023	December 31, 2022
Furniture and equipment	5	$1,641	$1,655
Leasehold improvements (1)	9	7,087	7,081
System hardware	5	2,201	1,718
Office computers	3	7,613	7,553
Computer and system software	3	2,468	2,398
		21,010	20,405
Less accumulated depreciation and amortization		(12,622)	(11,412)
Property and equipment, net		$8,388	$8,993

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of March 31, 2023	$48,745	3 years	$(20,553)	$28,192
As of December 31, 2022	92,115	3 years	(64,745)	27,370

The Company capitalized software development costs of $4.5 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for capitalized software development costs was $3.7 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company retired $47.9 million of fully amortized capitalized software development assets.

The expected amortization of capitalized software development costs, as of March 31, 2023, for each of the following years is as follows (in thousands):

2023 (for the remaining nine months)	$10,528
2024	11,000
2025	6,332
2026	332
$28,192

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2023 and year ended December 31, 2022, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

As of March 31, 2023
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$189,963	$—	$—	$189,963
Total financial assets	$189,963	$—	$—	$189,963
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

As of December 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$140,336	$—	$—	$140,336
Total financial assets	$140,336	$—	$—	$140,336
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the three months ended March 31, 2023.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of March 31, 2023 and December 31, 2022, the fair value of the 0% convertible senior notes due March 15, 2026 (the "2026 Notes") was determined to be $313.4 million and $320.5 million, respectively, and the principal amount of the notes was $375.0 million for each period. As of March 31, 2023 and December 31, 2022, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $118.3 million and $118.2 million, respectively, and the principal amount of the notes was $133.6 million for each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2022	$508,781
Foreign currency translation	2,181
Balance at March 31, 2023	$510,962

There were no impairments recorded against goodwill during the three months ended March 31, 2023 and for the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands):

			As of March 31, 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$35,035	3.47	$(23,669)	$11,366
Tradenames	16,582	4.55	(7,987)	8,595
Customer relationships	204,429	8.34	(67,629)	136,800
Total intangible assets	$256,046		$(99,285)	$156,761

			As of December 31, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,924	3.47	$(21,217)	$13,707
Tradenames	16,513	4.55	(7,057)	9,456
Customer relationships	204,697	8.34	(61,683)	143,014
Total intangible assets	$256,134		$(89,957)	$166,177

Amortization expense for intangible assets was $9.7 million and $11.6 million for the three months ended March 31, 2023 and 2022, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $2.4 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. During 2022, the Company assigned $5.6 million net carrying amount of intangible assets associated with a pending asset sale to assets held for sale on the consolidated balance sheet. During the three months ended March 31, 2023, the Company completed the divestiture and derecognized the intangible assets (see Note 8).

The expected amortization of the intangible assets, as of March 31, 2023, for each of the next five years and thereafter is as follows (in thousands):

2023 (for the remaining nine months)	$27,641
2024	31,773
2025	26,054
2026	20,270
2027	15,832
Thereafter	35,191
$156,761

(8) Assets and Liabilities Held for Sale

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

The Company completed the asset sale during March 2023 for total proceeds of $4.8 million, subject to final working capital adjustments. In connection with the asset sale, the Company recorded a gain of $0.3 million which is included in other income, net in the condensed consolidated statement of operations.

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

The 2026 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2026 Notes Indenture”). The 2026 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 0.125% convertible senior notes due 2024 (see 0.125% Convertible Senior Notes Due 2024 below); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

As of March 31, 2023, the 2026 Notes are not yet convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

The 2026 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(6,238)	(6,763)
Net carrying amount	$368,762	$368,237

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt discount and transaction costs	$525	$522

Effective interest rates were 0.6% and 7.3% for the three months ended March 31, 2023 and 2022, respectively.

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$313,406	$368,762	$320,520	$368,237

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

Based on the closing price of the Company’s common stock of $34.67 on March 31, 2023, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

The 2024 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “2024 Notes Indenture”). The 2024 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 2026 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

As of March 31, 2023, the 2024 Notes were not convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Liability component:
Principal	$133,558	$133,558
Less: debt discount, net of amortization	(1,307)	(1,497)
Net carrying amount	$132,251	$132,061

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
0.125% coupon	$42	$141
Amortization of debt discount and transaction costs	190	636
	$232	$777

Effective interest rates were 0.7% and 5.2% for the three months ended March 31, 2023 and 2022, respectively.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$118,311	$132,251	$118,199	$132,061

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

Based on the closing price of the Company’s common stock of $34.67 on March 31, 2023, the if-converted value of the 2024 Notes was less than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of March 31, 2023 (in thousands):

	Remainder of 2023	2024-2025	2026-2027	Total
Debt obligations	$—	$133,558	$375,000	$508,558

Debt obligations include the principal amount of the 2026 Notes and 2024 Notes but exclude interest payments to be made under the 2026 Notes and 2024 Notes. Although the 2026 Notes and 2024 Notes mature in 2026 and 2024, respectively, they can be converted into cash and shares of the Company’s common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes and 2024 Notes balance excludes debt discount capitalized on the balance sheet.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2023, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At March 31, 2023 and December 31, 2022, there were 40,481,616 and 40,127,522 shares of common stock issued and outstanding, respectively.

(11) Stock Plans and Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) became effective on September 15, 2016. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance share awards to employees, directors and consultants of the Company. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year by 3% of the number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors (the “Board”). Additionally, on December 16, 2022, the Board adopted the Everbridge, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”). The only persons eligible to receive grants of Inducement Awards (as defined below) under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4). An “Inducement Award” means any right to receive Common Stock, cash or other property granted under the 2022 Inducement Plan (including nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards or other stock-based awards).

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “2016 ESPP”) became effective on September 15, 2016. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year by the lesser of 200,000 shares of the Company’s common stock, 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board.

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

For the three months ended March 31, 2023 and 2022, 88,863 and 58,747 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unrecognized compensation cost related to the 2016 ESPP was $0.8 million which will be amortized over a weighted-average period of 0.42 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50
Expected volatility (2)	60%	65%
Risk-free interest rate (3)	5.18%	0.86%
Dividend rate (4)	0%	0%

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

There were no stock options granted during the three months ended March 31, 2023. There was no stock-based compensation expense recorded during the three months ended March 31, 2023 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.1 million for the three months ended March 31, 2022 attributed to stock options.

The total intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $1.1 million and less than $0.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2023 and 2022, the total intrinsic value of all outstanding options was $0.6 million and $3.1 million, respectively.

There was no unrecognized compensation cost related to nonvested stock options as of March 31, 2023. The amount of cash received from the exercise of stock options during the three months ended March 31, 2023 and 2022 was $1.3 million and less than $0.1 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2022	142,202	$23.89
Exercised	(71,166)	17.75
Forfeited	(1,901)	43.86
Outstanding at March 31, 2023	69,135	29.66

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of March 31, 2023
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding	69,135	4.33	$29.66
Vested and expected to vest	69,135	4.33	29.66
Exercisable	69,135	4.33	29.66

Vested and nonvested stock option activity was as follows:

	Vested
	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2023	69,135	$29.66

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 217,770 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 247,583 RSUs that vested during the three months ended March 31, 2023. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the three months ended March 31, 2023 and 2022 were $32.86 and $39.78, respectively. The fair values of RSUs that vested during the three months ended March 31, 2023 and 2022, were $11.2 million and $5.4 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded $10.5 million and $7.0 million, respectively, of stock-based compensation related to the RSUs.

As of March 31, 2023, there was $77.0 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.25 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 330,129 performance-based restricted stock unit (“PSU”) to members of its management pursuant to the 2016 Plan. There were 2,544 PSUs that vested during the three months ended March 31, 2023. Starting in 2023, PSU grants vest based on the achievement of pre-determined performance-based milestones including annual recurring revenue growth thresholds and adjusted earnings before interest, taxes, depreciation and amortization thresholds, as well as the employee’s continued employment with the Company through the date of achievement; through 2022 PSU grants vest based on revenue growth thresholds as well as the employee’s continued employment with the Company through the date of achievement. The measurement periods for the PSUs are two and three years with awards vesting after each measurement period. The PSUs contain minimum, target and maximum milestones for each performance-based milestone. The number of shares of common stock to be issued at vesting will range from zero to 125% of the target number of PSUs starting in 2023 and from zero to 150% of the target number of PSUs through 2022. During the three months ended March 31, 2023, the share price of the Company’s common stock on the date of issuance of the PSUs was $34.13 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions. The weighted-average grant date fair values of PSUs granted during the three months ended March 31, 2023 and 2022 were $34.13 and $38.79, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized $2.6 million and $(1.4 million), respectively, of stock compensation expense in connection with the PSU awards. As of March 31, 2023, there was $15.2 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.92 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2022	3,233,298
Granted	547,911
Vested	(250,127)
Forfeited	(109,716)
Outstanding at March 31, 2023	3,421,366

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. Fair value of the market-based grants at March 31, 2023 and 2022 was $0.1 million and $0.4 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized a credit of $0.1 million related to stock compensation expense and an immaterial amount of stock compensation expense, respectively, in connection with these awards.

Fair value of the market-based grants is determined using the Monte-Carlo simulation with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Market-Based Grants:
Expected term (in years)	0.48	1.50
Expected volatility	57%	58%
Risk-free interest rate	4.88%	1.97%
Dividend rate	0%	0%

Stock-Based Compensation Expense

During 2022, the Company updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation. The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,655	$829
Sales and marketing	4,747	1,344
Research and development	3,726	1,577
General and administrative	3,321	2,334
Total	$13,449	$6,084

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of March 31,
	2023	2022
Convertible senior notes	3,263,941	6,080,480
Stock-based compensation grants	3,490,501	3,007,953
Total	6,754,442	9,088,433

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2023 was 7.7 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

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

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $0.8 million and a benefit from income taxes of $1.1 million, respectively, resulting in an effective tax rate of (6.10)% and 5.35%, respectively. The provision for income taxes of $0.8 million generated in the three months ended March 31, 2023, was primarily generated by estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance.

As of March 31, 2023, the Company had gross tax-effected unrecognized tax provision of $1.2 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2023 and 2022, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

During 2022, the Company updated the following geographic market presentation. Interim periods within 2022 have been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States. The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue (in thousands):

	Three Months Ended March 31,
Primary Geographic Markets	2023	2022
North America	$82,067	$74,980
International	26,201	25,395
Total	$108,268	$100,375

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription services	$98,785	$91,855
Professional services	5,929	6,541
Software licenses and other	3,554	1,979
Total	$108,268	$100,375

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of professional services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in other assets on the condensed consolidated balance sheets net of an allowance for credit losses.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue on the condensed consolidated balance sheets. The noncurrent portion of deferred revenue is included and separately disclosed on the condensed consolidated balance sheets.

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $17.0 million and $16.2 million as of March 31, 2023 and December 31, 2022, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $22.0 million and $21.4 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, amortization expense for the deferred costs was $4.5 million and $4.0 million, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

Deferred Revenue

During the three months ended March 31, 2023 and 2022, $90.6 million and $83.7 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended March 31, 2023 and 2022, $2.6 million and $4.0 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

Remaining Performance Obligations

As of March 31, 2023, approximately $485.4 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $297.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of March 31, 2023, approximately $10.3 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $9.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	March 31, 2023	December 31, 2022
Balance sheet information
ROU assets	$16,999	$17,872
Lease liabilities, current	$3,468	$3,797
Lease liabilities, non-current	18,190	18,742
Total lease liabilities	$21,658	$22,539
Supplemental data
Weighted average remaining lease term	6.55 years	6.57 years
Weighted average discount rate	5.76%	5.68%

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in lease liabilities	$1,312	$2,027
ROU assets obtained in exchange for new lease obligations	425	243

Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

Year ending December 31,
2023 (for the remaining nine months)	$3,529
2024	3,697
2025	3,411
2026	3,248
2027	3,022
Thereafter	8,291
Total undiscounted lease payments	25,198
Less: imputed interest	(3,540)
Total lease liabilities	$21,658

The following table presents components of lease expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,333	$1,608
Short-term lease expense(1)	169	182
	1,502	1,790
Less: Sublease income	(69)	(23)
Total lease expense	$1,433	$1,767

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(17) Commitments and Contingencies

Litigation

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. The claimants are seeking damages for losses they purport to have suffered as a result of these alleged breaches.

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint. The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period from November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company believes that the allegations and claims made in this lawsuit are wholly without merit and intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

(18) Restructuring and Restructuring-Related Activities

In May 2022, the Board approved a program (the “2022 Strategic Realignment”) to strategically realign the Company’s resources in order to accelerate and grow the Company’s investments in the Company’s largest growth opportunities while streamlining the Company’s operations. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend.

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

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$9	to	$9
Facilities-related	5	to	6
Other	—	to	—
Business transformation charges	16	to	17
Total restructuring and business transformation charges	$30	to	$32

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at January 1, 2023	$1,294	$36	$—	$1,330
Charges	9	12	—	21
Charges settled in cash	(891)	(28)	—	(919)
Charges settled in non-cash	(1)	(7)	—	(8)
Balance at March 31, 2023	$411	$13	$—	$424

(1)
Balance at March 31, 2023 is recorded in accrued payroll and employee related liabilities on the condensed consolidated balance sheet.
(2)
Balance at March 31, 2023 is recorded in accrued expenses on the condensed consolidated balance sheet.

Since the inception of the 2022 Strategic Realignment program through March 31, 2023, the Company incurred approximately $12.2 million of restructuring charges, of which $7.8 million was for employee-related expenses, $4.2 million was for facilities-related expenses and $0.2 million for other expenses.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2023
Restructuring charges	$21
Business transformation charges:
Cost of revenue	341
Sales and marketing	1,066
Research and development	646
General and administrative	331
Other income, net	(1)
Total business transformation charges	2,383
Total restructuring and business transformation charges	$2,404

(19) Subsequent Event

On April 21, 2023, the Company reported that it was notified of the termination of its contract (the "Contract") with the Florida Division of Emergency Management ("FDEM") one year early, effective June 30, 2023.

On April 27, 2023, the Company and the FDEM entered into a Contract amendment that rescinds the termination and modifies the end date of the Contract to December 31, 2023. The amendment also adds an option for a six-month renewal of service to June 30, 2024, the original length of the Contract. The six-month value of the Contract amounts to $1.75 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the potential impact of macroeconomic events such as the COVID-19 pandemic or the ongoing war in Ukraine; the success of the 2022 Strategic Realignment; expected expenses, cash charges and cost savings; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, our ability to implement and achieve cost savings and the other operational and personnel changes described herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as IT outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Our individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. Our applications leverage the Everbridge Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global Critical Event Management ("CEM") platform is a significant competitive advantage in the resilience market for CEM solutions.

Our customer base has grown from 867 customers at the end of 2011 to 6,500 customers as of March 31, 2023. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of March 31, 2023, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $108.3 million and $100.4 million for the three months ended March 31, 2023 and 2022, respectively, representing a period-over-period increase of 8%. We had net losses of $14.6 million and $19.1 million for the three months ended March 31, 2023 and 2022, respectively. During 2022, we updated our geographic market presentation. Prior period information has been recast to conform to the current presentation. North America includes United States and Canada and International aggregates international revenues excluding Canada. As of March 31, 2023 and 2022, 18% and 18% of our customers, respectively, were located outside of North America. These customers generated 24% and 25% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Recent Developments

Asset Sale

We entered into an agreement in the fourth quarter of fiscal 2022 to sell certain assets and completed the asset sale in March 2023 for total proceeds of $4.8 million, subject to final working capital adjustments. In connection with the asset sale, we recorded a gain of $0.3 million which is included in other income, net on the condensed consolidated statement of operations. See Note 8 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Termination of Contract

On April 21, 2023, we reported that we were notified of the termination of our contract (the "Contract") with the Florida Division of Emergency Management ("FDEM") one year early, effective June 30, 2023.

On April 27, 2023, we entered into a Contract amendment with the FDEM that rescinds the termination and modifies the end date of the Contract to December 31, 2023. The amendment also adds an option for a six-month renewal of service to June 30, 2024, the original length of the Contract. The six-month value of the Contract amounts to $1.75 million.

Other Business and Macroeconomic Conditions

Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with rising interest rates and inflation, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future, especially if inflation rates continue to rise, on our operating costs including our labor costs, employee availability and wage increases, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine which may result in additional stress on the Company’s working capital resources. Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation, which raised concern regarding the stability of other banks in the United States and in particular with respect to regional banks. While we have not been materially impacted by such events to date, if our primary banking partners or the banking partners of our customers were to experience a similar crisis, it may cause a material impact on our liquidity, including the ability to access our cash and cash equivalents, or the liquidity of our customers such as delays in, or failure to, make payments, or reduce their demand for our products.

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

Cost of Revenue

Cost of revenue includes expenses related to the fulfillment of our subscription services, consisting primarily of employee-related expenses for data center operations and customer support, including salaries, bonuses, benefits and stock-based compensation expense. Cost of revenue also includes hosting costs, messaging costs and depreciation and amortization. As we add data center capacity and support personnel in advance of anticipated growth, our cost of revenue will increase and, if anticipated revenue growth does not occur, our gross profit will be adversely affected. After the 2022 Strategic Realignment (as defined below) is completed, we expect a reduction in operational costs.

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

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers or services and amortize these expenses ratably over the period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We plan to continue to expand our sales and marketing functions to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. After the 2022 Strategic Realignment (as defined below) is completed, we expect a reduction in operational costs.

Research and Development

Research and development expense primarily consists of employee-related expenses for research and development staff, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expense also includes the cost of certain third-party services, office related costs to support research and development activities, software subscriptions and hosting costs. We capitalize certain software development costs that are attributable to developing new applications and adding incremental functionality to our platform and amortize these costs over the estimated life of the new application or incremental functionality, which is generally three years. We focus our research and development efforts on improving our applications, developing new applications and delivering new functionality. After the 2022 Strategic Realignment (as defined below) is completed, we expect a reduction in operational costs.

General and Administrative

General and administrative expense primarily consists of employee-related expenses for administrative, legal, finance and human resource personnel, including salaries, bonuses, benefits and stock-based compensation expense. General and administrative expense also includes professional fees, insurance premiums, corporate expenses, transaction-related costs, office-related expenses, facility costs, depreciation and amortization and software license costs. After the 2022 Strategic Realignment (as defined below) is completed, we expect a reduction in operational costs.

Restructuring

In May 2022, our board of directors (the “Board”) approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Other income, net

Other income, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$108,268	$100,375
Cost of revenue(1)	31,981	31,857
Gross profit	76,287	68,518
Operating expenses:
Sales and marketing(1)	42,188	41,816
Research and development(1)	25,004	23,559
General and administrative(1)	24,466	22,336
Restructuring	21	—
Total operating expenses	91,679	87,711
Operating loss	(15,392)	(19,193)
Other income (expense), net	1,586	(958)
Loss before income taxes	(13,806)	(20,151)
(Provision for) benefit from income taxes	(842)	1,078
Net loss	$(14,648)	$(19,073)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows. During 2022, we updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense
Cost of revenue	$1,655	$829
Sales and marketing	4,747	1,344
Research and development	3,726	1,577
General and administrative	3,321	2,334
Total	$13,449	$6,084

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization expense
Cost of revenue	$6,248	$6,094
Sales and marketing	380	224
Research and development	314	191
General and administrative	7,832	8,925
Total	$14,774	$15,434

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue (1):

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	30%	32%
Gross profit	70%	68%
Operating expenses:
Sales and marketing	39%	42%
Research and development	23%	23%
General and administrative	23%	22%
Restructuring	0%	0%
Total operating expenses	85%	87%
Operating loss	(14)%	(19)%
Other income (expense), net	1%	(1)%
Loss before income taxes	(13)%	(20)%
(Provision for) benefit from income taxes	(1)%	1%
Net loss	(14)%	(19)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$108,268	$100,375	$7,893	7.9%

Revenue increased by $7.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to a $7.9 million increase in sales of our solutions driven by expansion of our customer base from 6,224 customers as of March 31, 2022 to 6,500 customers as of March 31, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$31,981	$31,857	$124	0.4%
Gross margin %	70%	68%

Cost of revenue increased by $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $0.7 million increase in hosting, software and messaging costs and other costs and a $0.2 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software. These amounts were offset by a $0.5 million decrease in travel risk management, operational resiliency and occupational health solutions costs and a $0.3 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 402 and 511 employees as of March 31, 2023 and 2022, respectively.

Gross margin percentage increased due to revenue growth outpacing the increase in cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$42,188	$41,816	$372	0.9%
% of revenue	39%	42%

Sales and marketing expense increased by $0.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $1.2 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 548 and 663 employees as of March 31, 2023 and 2022, respectively. This amount was offset by a $0.7 million decrease in advertising-related costs and trade show expenses and a $0.1 million decrease in software expenses to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$25,004	$23,559	$1,445	6.1%
% of revenue	23%	23%

Research and development expense increased by $1.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $1.2 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 541 and 593 employees as of March 31, 2023 and 2022, respectively. The remaining increase was principally the result of a $0.4 million increase in software-related costs partially offset by a $0.1 million decrease in office-related expenses. A total of $4.1 million of internally developed software costs during the three months ended March 31, 2022 and $4.2 million of internally developed software costs during the three months ended March 31, 2023 were capitalized, resulting in a $0.1 million offset to the increase during the three months ended March 31, 2023.

General and Administrative Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$24,466	$22,336	$2,130	9.5%
% of revenue	23%	22%

General and administrative expense increased by $2.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $1.5 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 194 and 214 employees as of March 31, 2023 and 2022, respectively. The remaining increase was principally the result of a $1.4 million increase in allowance for credit losses and a $0.3 million increase in professional services and office-related expenses to support the administrative team. These increases were partially offset by a $1.1 million decrease in depreciation and amortization.

Other income (expense), net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$1,586	$(958)	$2,544	265.6%
% of revenue	1%	(1)%

Other income (expense), net increased by $2.5 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $1.7 million increase in interest income, a $0.5 million decrease in interest expense and $0.3 million gain recognized in connection with an asset sale during the three months ended March 31, 2023.

Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$(842)	$1,078	$(1,920)	(178.1)%
% of revenue	(1)%	1%

A portion of the losses incurred during the three months ended March 31, 2023 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2023. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax provision of $0.8 million was recorded during the three months ended March 31, 2023 primarily generated by estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income tax provision of $1.9 million for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily related to losses in foreign jurisdictions realized in the prior year.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, (benefit from) provision for income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the 2022 Strategic Realignment, change in fair value of contingent consideration, and loss on extinguishment of convertible notes, capped call modification and change in fair value. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, stock-based compensation expense, change in fair value of contingent consideration and loss on extinguishment of convertible notes, capped call modification and change in fair value. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,648)	$(19,073)
Interest and investment expense, net	(968)	1,238
Provision for (benefit from) income taxes	842	(1,078)
Depreciation and amortization	14,774	15,434
Stock-based compensation	13,449	6,084
2022 Strategic Realignment	2,404	—
Change in fair value of contingent consideration	—	(52)
Adjusted EBITDA	$15,853	$2,553

•
Free Cash Flow and Adjusted Free Cash Flow. Free cash flow represents net cash provided by (used in) operating activities minus capital expenditures and capitalized software development costs. Adjusted free cash flow represents free cash flow as further adjusted for cash payments for the 2022 Strategic Realignment. Free cash flow and adjusted free cash flow are measures used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. The exclusion of capital expenditures, amounts capitalized for internally-developed software and cash payments for the 2022 Strategic Realignment facilitates comparisons of our operating performance on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance. Free cash flow and adjusted free cash flow are not measures calculated in accordance with GAAP. We believe that free cash flow and adjusted free cash flow provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. Nevertheless, our use of free cash flow and adjusted free cash flow have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. You should consider free cash flow and adjusted free cash flow alongside our other GAAP-based financial performance measures, net cash provided by (used in) operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow and adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$20,575	$7,702
Capital expenditures	(575)	(1,847)
Capitalized software development costs	(4,112)	(4,330)
Free cash flow	15,888	1,525
Cash payments for 2022 Strategic Realignment	4,121	—
Adjusted free cash flow	$20,009	$1,525

•
Additional Supplemental Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): amortization of acquired intangibles, stock-based compensation expense, costs related to the 2022 Strategic Realignment, change in fair value of contingent consideration, accretion of interest on convertible senior notes, loss on extinguishment of convertible notes, capped call modification and change in fair value and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP income. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

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

The following table reconciles our GAAP gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross profit	$76,287	$68,518
Amortization of acquired intangibles	2,385	3,151
Stock-based compensation	1,655	829
2022 Strategic Realignment	341	—
Non-GAAP gross profit	$80,668	$72,498

The following table reconciles our GAAP gross margin to non-GAAP gross margin(1):

	Three Months Ended March 31,
	2023	2022
Gross margin	70.5%	68.3%
Amortization of acquired intangibles margin	2.2%	3.1%
Stock-based compensation margin	1.5%	0.8%
2022 Strategic Realignment margin	0.3%	0.0%
Non-GAAP gross margin	74.5%	72.2%

(1)
Columns may not add up to 100% due to rounding.

The following table reconciles our GAAP net loss to non-GAAP net income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,648)	$(19,073)
Amortization of acquired intangibles	9,648	11,538
Stock-based compensation	13,449	6,084
2022 Strategic Realignment	2,404	—
Change in fair value of contingent consideration	—	(52)
Accretion of interest on convertible senior notes	715	1,158
Income tax adjustments	(737)	(250)
Non-GAAP net income (loss)	$10,831	$(595)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $220.9 million as of March 31, 2023. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

In March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation, which raised concern regarding the stability of other banks in the United States and in particular with respect to regional banks. While we have not been materially impacted by such events to date, if our primary banking partners or the banking partners of our customers were to experience a similar crisis, it may cause a material impact on our liquidity, including the ability to access our cash and cash equivalents, or the liquidity of our customers such as delays in, or failure to, make payments, or reduce their demand for our products.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of March 31, 2023, our commitments to settle contractual obligations include $508.6 million principal amount of indebtedness under the 0% convertible senior notes due March 15, 2026 (the "2026 Notes") and 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) (see Note 9 of the notes to consolidated financial statements) and lease obligations of $25.2 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$201,594	$492,758
Cash provided by operating activities	20,575	7,702
Cash used in investing activities	(398)	(6,224)
Cash provided by financing activities	1,924	1,129
Effects of exchange rates on cash, cash equivalents and restricted cash	63	(356)
Cash, cash equivalents and restricted cash at end of period	$223,758	$495,009

Sources of Funds

Our sources of funds include cash from sales to our customers, along with equity issuances and debt financing arrangements including our 2026 Notes and 2024 Notes.

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

Operating activities generated $20.6 million in cash in the three months ended March 31, 2023, primarily as a result of non-cash operating expenses of $34.2 million and $1.0 million in cash generated as a result of changes in operating assets and liabilities which was offset by our net loss of $14.6 million. Included in the $20.6 million cash provided by operating activities was $4.1 million cash paid related to the 2022 Strategic Realignment. Specifically, we recognized non-cash charges aggregating to $14.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $13.4 million for stock-based compensation, $4.5 million for amortization of deferred commissions, $1.6 million for provision for credit losses and $0.7 million related to the accretion of interest on our convertible senior notes partially offset by $0.5 million for deferred income taxes and $0.4 million for gains on the disposal of assets. The net change in operating assets and liabilities of $1.0 million reflected a $12.0 million decrease in accounts receivable and a $3.6 million increase in deferred revenue. These amounts were offset by a $5.9 million increase in deferred cost, a $2.5 million increase in prepaid expenses, a $1.7 million decrease in accounts payable, a $1.7 million decrease in accrued payroll and employee related liabilities, a $1.4 million decrease in other liabilities, a $0.8 million decrease in accrued expenses and a $0.6 million increase in other assets.

Operating activities generated $7.7 million in cash in the three months ended March 31, 2022, primarily as a result of non-cash operating expenses of $20.2 million and $6.5 million in cash provided as a result of changes in operating assets and liabilities which was offset by our net loss of $19.1 million. Specifically, we recognized non-cash charges aggregating to $15.4 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $6.1 million for stock-based compensation, $4.0 million for amortization of deferred commissions, $1.2 million related to the accretion of interest on our convertible senior notes, $0.2 million for provision for credit losses, offset by $6.6 million for deferred income taxes and $0.1 million change in the fair value of our contingent consideration obligation. The net change in operating assets and liabilities of $6.5 million reflected an $11.4 million decrease in accounts receivable, an $8.0 million increase in deferred revenue, a $3.2 million increase in accrued expenses and a $1.8 million decrease in other assets. These amounts were offset by a $6.2 million increase in deferred cost, a $6.1 million decrease in accounts payable, a $2.4 million increase in prepaid expenses, a $1.9 million decrease in accrued payroll and employee related liabilities and a $1.3 million decrease in other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses, purchase and sales of short-term investments and the sale of assets.

Investing activities used $0.4 million in cash in the three months ended March 31, 2023, which consists of a $4.1 million investment in software development, $0.6 million in purchases of property and equipment offset by $4.3 million cash received from the sale of assets.

Investing activities used $6.2 million in cash in the three months ended March 31, 2022, which consists of a $4.3 million investment in software development, a $1.8 million in purchases of property and equipment and $0.1 million in other investing activities.

Financing Activities

Cash generated by financing activities includes proceeds from the issuance of common stock from our follow-on public offering, borrowings under our convertible senior notes, proceeds from the partial termination of convertible note capped call hedges, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, purchases of convertible notes capped call hedges, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the issuance of shares related to restricted stock units and performance-based restricted stock units.

Financing activities provided $1.9 million of cash in the three months ended March 31, 2023, which reflects $2.5 million from the issuance of stock under our employee stock purchase plan and $1.3 million from the exercise of stock options, partially offset by $1.9 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units.

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

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2023, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2023.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes of which $133.6 million remain outstanding as of March 31, 2023. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible as of March 31, 2023.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $220.9 million as of March 31, 2023, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. The claimants are seeking damages for losses they purport to have suffered as a result of these alleged breaches.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. During the three months ended March 31, 2023, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

10.1+	Employment Agreement, dated as of December 16, 2022, by and between Everbridge, Inc. and Bryan Barney.	X

10.2	First Amendment to Lease Agreement, dated as of April 10, 2023, by and between Everbridge, Inc. and SFIII Lake, LLC and SFIII FOS Lake, LLC.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: May 9, 2023	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer