Form 10-Q
period 2023-06-30
EVERBRIDGE, INC.
filed 2023-08-08
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 40,760,698 shares of common stock outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$218,944	$198,725
Restricted cash	2,124	2,046
Accounts receivable, net	96,682	119,986
Prepaid expenses	14,071	13,133
Assets held for sale	—	6,485
Deferred costs and other current assets	37,165	31,866
Total current assets	368,986	372,241
Property and equipment, net	8,658	8,993
Capitalized software development costs, net	29,169	27,370
Goodwill	513,138	508,781
Intangible assets, net	147,642	166,177
Restricted cash	814	823
Prepaid expenses	1,307	1,709
Deferred costs and other assets	42,317	39,570
Total assets	$1,112,031	$1,125,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,589	$10,854
Accrued payroll and employee related liabilities	24,982	31,175
Accrued expenses	9,712	13,566
Deferred revenue	229,173	233,106
Liabilities held for sale	—	2,062
Other current liabilities	8,793	10,644
Total current liabilities	282,249	301,407
Long-term liabilities:
Deferred revenue, noncurrent	8,333	9,278
Convertible senior notes	501,736	500,298
Deferred tax liabilities	5,429	6,236
Other long-term liabilities	18,577	19,334
Total liabilities	816,324	836,553
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,658,948 and 40,127,522 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	40
Additional paid-in capital	752,699	721,143
Accumulated deficit	(431,822)	(402,124)
Accumulated other comprehensive loss	(25,211)	(29,948)
Total stockholders’ equity	295,707	289,111
Total liabilities and stockholders’ equity	$1,112,031	$1,125,664

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$110,569	$102,986	$218,837	$203,361
Cost of revenue	33,091	33,239	65,072	65,096
Gross profit	77,478	69,747	153,765	138,265
Operating expenses:
Sales and marketing	42,669	45,359	84,857	87,175
Research and development	24,613	26,619	49,617	50,178
General and administrative	24,963	27,093	49,429	49,429
Restructuring	664	6,742	685	6,742
Total operating expenses	92,909	105,813	184,588	193,524
Operating loss	(15,431)	(36,066)	(30,823)	(55,259)
Other income (expense), net
Interest and investment income	2,285	679	4,022	741
Interest expense	(765)	(1,307)	(1,534)	(2,607)
Other income (expense), net	128	(189)	746	91
Total other income (expense), net	1,648	(817)	3,234	(1,775)
Loss before income taxes	(13,783)	(36,883)	(27,589)	(57,034)
(Provision for) benefit from income taxes	(1,267)	701	(2,109)	1,779
Net loss	$(15,050)	$(36,182)	$(29,698)	$(55,255)
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.91)	$(0.73)	$(1.40)
Diluted	$(0.37)	$(0.91)	$(0.73)	$(1.40)
Weighted-average common shares outstanding:
Basic	40,551,410	39,571,647	40,413,506	39,501,058
Diluted	40,551,410	39,571,647	40,413,506	39,501,058

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,050)	$(36,182)	$(29,698)	$(55,255)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	2,311	(23,185)	4,737	(28,545)
Total comprehensive loss	$(12,739)	$(59,367)	$(24,961)	$(83,800)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111
Stock-based compensation	—	—	13,931	—	—	13,931
Vesting of restricted stock units and performance-based restricted stock units	250,127	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(56,062)	—	(1,866)	—	—	(1,866)
Exercise of stock options	71,166	—	1,263	—	—	1,263
Issuance of shares under employee stock purchase plan	88,863	—	2,546	—	—	2,546
Other comprehensive income	—	—	—	—	2,426	2,426
Net loss	—	—	—	(14,648)	—	(14,648)
Balance at March 31, 2023	40,481,616	40	737,017	(416,772)	(27,522)	292,763
Stock-based compensation	—	—	17,494	—	—	17,494
Vesting of restricted stock units and performance-based restricted stock units	245,850	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(69,388)	—	(1,824)	—	—	(1,824)
Exercise of stock options	870	—	12	—	—	12
Other comprehensive income	—	—	—	—	2,311	2,311
Net loss	—	—	—	(15,050)	—	(15,050)
Balance at June 30, 2023	40,658,948	$41	$752,699	$(431,822)	$(25,211)	$295,707

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	40	675,984	(360,023)	(8,262)	307,739
Stock-based compensation	—	—	16,578	—	—	16,578
Vesting of restricted stock units and performance-based restricted stock units	219,765	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(50,305)	—	(1,724)	—	—	(1,724)
Exercise of stock options	3,286	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(23,185)	(23,185)
Net loss	—	—	—	(36,182)	—	(36,182)
Balance at June 30, 2022	39,677,100	$40	$690,903	$(396,205)	$(31,447)	$263,291

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,698)	$(55,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,658	30,691
Amortization of deferred costs	9,492	8,740
Deferred income taxes	(705)	(7,568)
Accretion of interest on convertible senior notes	1,438	2,324
(Gain) loss on disposal of assets	(352)	934
Provision for credit losses and sales reserve	2,326	278
Stock-based compensation	29,579	22,295
Other non-cash adjustments	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	21,077	23,031
Prepaid expenses	(612)	(2,068)
Deferred costs	(13,248)	(10,530)
Other assets	(3,829)	6,223
Accounts payable	(934)	(4,187)
Accrued payroll and employee related liabilities	(6,193)	(7,971)
Accrued expenses	(4,512)	1,837
Deferred revenue	(5,173)	(4,526)
Other liabilities	(2,369)	(6,413)
Net cash provided by (used in) operating activities	25,945	(2,222)
Cash flows from investing activities:
Capital expenditures	(2,179)	(2,726)
Proceeds from sale of assets	4,368	—
Payment for acquisition of business, net of acquired cash	—	(47)
Additions to capitalized software development costs	(7,869)	(7,436)
Net cash used in investing activities	(5,680)	(10,209)
Cash flows from financing activities:
Payments associated with shares withheld to settle employee tax withholding liability	(3,689)	(2,295)
Proceeds from employee stock purchase plan	2,546	1,702
Proceeds from stock option exercises	1,275	82
Other	(38)	(38)
Net cash provided by (used in) financing activities	94	(549)
Effect of exchange rates on cash, cash equivalents and restricted cash	(71)	(2,299)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,288	(15,279)
Cash, cash equivalents and restricted cash—beginning of period	201,594	492,758
Cash, cash equivalents and restricted cash—end of period	$221,882	$477,479
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$83	$281
Taxes, net of refunds received	3,367	1,179
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	811	355
Stock-based compensation capitalized for software development	1,643	865

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022. No single customer comprised more than 10% of the Company’s gross accounts receivable as of June 30, 2023 and December 31, 2022.

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

Recently Adopted Accounting Pronouncements

ASU 2021-08

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. The Company adopted ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Accounts receivable amortized cost	$105,278	$127,298
Allowance for credit losses	(8,596)	(7,312)
Net accounts receivable	$96,682	$119,986

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(7,930)	$(6,773)	$(7,312)	$(6,922)
Provision for expected credit losses, net	(1,242)	(247)	(2,170)	(396)
Write-offs, net	576	335	886	633
Balance, end of period	$(8,596)	$(6,685)	$(8,596)	$(6,685)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Contract asset amortized cost	$11,662	$8,525
Allowance for credit losses	(1,003)	(1,015)
Net contract asset	$10,659	$7,510

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(996)	$(1,270)	$(1,015)	$(1,160)
Provision for expected credit losses, net	—	169	—	38
Write-offs, net	(7)	34	12	55
Balance, end of period	$(1,003)	$(1,067)	$(1,003)	$(1,067)

Credit loss expense was $0.7 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Credit loss expense was $2.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(425)	$(250)	$(425)	$(250)
Additions	—	(1)	—	(1)
Balance, end of period	$(425)	$(251)	$(425)	$(251)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	June 30, 2023	December 31, 2022
Furniture and equipment	5	$1,655	$1,655
Leasehold improvements (1)	9	8,233	7,081
System hardware	5	2,212	1,718
Office computers	3	8,167	7,553
Computer and system software	3	2,468	2,398
		22,735	20,405
Less accumulated depreciation and amortization		(14,077)	(11,412)
Property and equipment, net		$8,658	$8,993

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years.

Depreciation and amortization expense for property and equipment was $1.5 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was $2.9 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of June 30, 2023	$53,769	3 years	$(24,600)	$29,169
As of December 31, 2022	92,115	3 years	(64,745)	27,370

The Company capitalized software development costs of $9.6 million and $8.3 million for the six months ended June 30, 2023 and 2022, respectively.

Amortization expense for capitalized software development costs was $4.0 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for capitalized software development costs was $7.7 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations. During the six months ended June 30, 2023, the Company retired $47.9 million of fully amortized capitalized software development assets.

The expected amortization of capitalized software development costs, as of June 30, 2023, for each of the following years is as follows (in thousands):

2023 (for the remaining six months)	$7,710
2024	12,384
2025	7,716
2026	1,359
$29,169

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2023 and year ended December 31, 2022, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

As of June 30, 2023
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$185,211	$—	$—	$185,211
Total financial assets	$185,211	$—	$—	$185,211

As of December 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$140,336	$—	$—	$140,336
Total financial assets	$140,336	$—	$—	$140,336

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the six months ended June 30, 2023.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of June 30, 2023 and December 31, 2022, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $311.3 million and $320.5 million, respectively, and the principal amount of the notes was $375.0 million for each period. As of June 30, 2023 and December 31, 2022, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $121.5 million and $118.2 million, respectively, and the principal amount of the notes was $133.6 million for each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2022	$508,781
Foreign currency translation	4,357
Balance at June 30, 2023	$513,138

There were no impairments recorded against goodwill during the six months ended June 30, 2023 and for the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands):

			As of June 30, 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$35,109	3.48	$(25,864)	$9,245
Tradenames	16,385	4.53	(8,635)	7,750
Customer relationships	204,373	8.34	(73,726)	130,647
Total intangible assets	$255,867		$(108,225)	$147,642

			As of December 31, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,924	3.47	$(21,217)	$13,707
Tradenames	16,513	4.55	(7,057)	9,456
Customer relationships	204,697	8.34	(61,683)	143,014
Total intangible assets	$256,134		$(89,957)	$166,177

Amortization expense for intangible assets was $9.3 million and $11.2 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $19.0 million and $22.8 million for the six months ended June 30, 2023 and 2022, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $4.6 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively. During 2022, the Company assigned $5.6 million net carrying amount of intangible assets associated with a pending asset sale to assets held for sale on the consolidated balance sheet. During the three months ended March 31, 2023, the Company completed the divestiture and derecognized the intangible assets (see Note 8). Additionally, during the six months ended June 30, 2023, the Company retired $0.3 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of June 30, 2023, for each of the next five years and thereafter is as follows (in thousands):

2023 (for the remaining six months)	$18,183
2024	31,861
2025	26,108
2026	20,304
2027	15,890
Thereafter	35,296
$147,642

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

The Company completed the asset sale during March 2023 for total proceeds of $4.8 million. In connection with the asset sale, the Company recorded a gain of $0.3 million which is included in other income, net in the condensed consolidated statement of operations for the six months ended June 30, 2023.

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

As of June 30, 2023, the 2026 Notes are not yet convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

The 2026 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Liability component:
Principal	$375,000	$375,000
Less: debt discount, net of amortization	(5,705)	(6,763)
Net carrying amount	$369,295	$368,237

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt discount and transaction costs	$532	$529	$1,057	$1,051

Effective interest rates were 0.6% and 7.3% for the three months ended June 30, 2023 and 2022, respectively. Effective interest rates were 0.6% and 7.3% for the six months ended June 30, 2023 and 2022, respectively.

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$311,250	$369,295	$320,520	$368,237

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

Based on the closing price of the Company’s common stock of $26.90 on June 30, 2023, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of June 30, 2023, the 2024 Notes were not convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Liability component:
Principal	$133,558	$133,558
Less: debt discount, net of amortization	(1,117)	(1,497)
Net carrying amount	$132,441	$132,061

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
0.125% coupon	$41	$141	$83	$282
Amortization of debt discount and transaction costs	191	637	381	1,273
	$232	$778	$464	$1,555

Effective interest rates were 0.7% and 5.2% for the three months ended June 30, 2023 and 2022, respectively. Effective interest rates were 0.7% and 5.2% for the six months ended June 30, 2023 and 2022, respectively.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$121,538	$132,441	$118,199	$132,061

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

Based on the closing price of the Company’s common stock of $26.90 on June 30, 2023, the if-converted value of the 2024 Notes was less than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of June 30, 2023 (in thousands):

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

(10) Stockholders’ Equity

Preferred Stock

As of June 30, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of June 30, 2023, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At June 30, 2023 and December 31, 2022, there were 40,658,948 and 40,127,522 shares of common stock issued and outstanding, respectively.

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

For the six months ended June 30, 2023 and 2022, 88,863 and 58,747 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock-based compensation expense of $0.9 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, unrecognized compensation cost related to the 2016 ESPP was $0.3 million which will be amortized over a weighted-average period of 0.17 years.

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

There were no stock options granted during the six months ended June 30, 2023. There was no stock-based compensation expense recorded during the six months ended June 30, 2023 or the three months ended June 30, 2022 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.1 million for the six months ended June 30, 2022 attributed to stock options.

The total intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $1.1 million and less than $0.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2023 and 2022, the total intrinsic value of all outstanding options was $0.2 million and $1.1 million, respectively.

There were no nonvested stock options as of June 30, 2023. The amount of cash received from the exercise of stock options during the six months ended June 30, 2023 and 2022 was $1.3 million and less than $0.1 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2022	142,202	$23.89
Exercised	(72,036)	17.71
Forfeited	(1,901)	43.86
Outstanding at June 30, 2023	68,265	29.85

Stock options outstanding and exercisable are as follows:

	As of June 30, 2023
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding and exercisable	68,265	4.10	$29.85

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 1,069,092 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 472,978 RSUs that vested during the six months ended June 30, 2023. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the six months ended June 30, 2023 and 2022 were $31.72 and $42.41, respectively. The fair values of RSUs that vested during the six months ended June 30, 2023 and 2022, were $24.1 million and $17.3 million, respectively. During the three months ended June 30, 2023 and 2022, the Company recorded $12.0 million and $11.9 million, respectively, of stock-based compensation related to RSUs. During the six months ended June 30, 2023 and 2022, the Company recorded $22.5 million and $18.9 million, respectively, of stock-based compensation related to RSUs.

As of June 30, 2023, there was $89.3 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.23 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 337,639 performance-based restricted stock unit (“PSU”) to members of its management pursuant to the 2016 Plan. There were 22,999 PSUs that vested during the six months ended June 30, 2023. Starting in 2023, PSU grants vest based on the achievement of pre-determined performance-based milestones including annual recurring revenue growth thresholds and adjusted earnings before interest, taxes, depreciation and amortization thresholds, as well as the employee’s continued employment with the Company through the date of achievement; through 2022 PSU grants vest based on revenue growth thresholds as well as the employee’s continued employment with the Company through the date of achievement. The measurement periods for the PSUs are two and three years with awards vesting after each measurement period. PSUs contain minimum, target and maximum milestones for each performance-based milestone. The number of shares of common stock to be issued at vesting will range from zero to 125% of the target number of PSUs starting in 2023 and from zero to 150% of the target number of PSUs through 2022. During the six months ended June 30, 2023, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $32.31 to $34.13 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions. The weighted-average grant date fair values of PSUs granted during the six months ended June 30, 2023 and 2022 were $34.09 and $39.76, respectively.

During the three months ended June 30, 2023 and 2022, the Company recognized $3.8 million and $3.6 million, respectively, of stock compensation expense in connection with PSU awards. During the six months ended June 30, 2023 and 2022, the Company recognized $6.4 million and $2.2 million, respectively, of stock compensation expense in connection with PSU awards. As of June 30, 2023, there was $13.5 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.77 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2022	3,233,298
Granted	1,406,743
Vested	(495,977)
Forfeited	(142,592)
Outstanding at June 30, 2023	4,001,472

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which are payable in cash to partially settle a vendor contract. The grants vest contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement will range from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants are classified as a liability on the Company’s balance sheet and will be remeasured at each reporting period until settlement. Fair value of the market-based grants at June 30, 2023 and 2022 was $4.0 thousand and $0.3 million, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized a credit of $0.1 million related to stock compensation expense and $0.3 million of stock compensation expense, respectively, in connection with these awards. During the six months ended June 30, 2023 and 2022, the Company recognized a credit of $0.2 million related to stock compensation expense and $0.3 million of stock compensation expense, respectively, in connection with these awards.

Fair value of the market-based grants is determined using the Monte-Carlo simulation with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Market-Based Grants:
Expected term (in years)	0.23	1.23	0.23 - 0.48	1.23 - 1.50
Expected volatility	51%	66%	51% - 57%	58% - 66%
Risk-free interest rate	5.35%	2.81%	4.88% - 5.35%	1.97% - 2.81%
Dividend rate	0%	0%	0%	0%

Stock-Based Compensation Expense

During 2022, the Company updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation. The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,817	$1,469	$3,472	$2,298
Sales and marketing	6,201	6,561	10,948	7,905
Research and development	3,770	3,796	7,496	5,373
General and administrative	4,342	4,385	7,663	6,719
Total	$16,130	$16,211	$29,579	$22,295

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of June 30,
	2023	2022
Convertible senior notes	3,263,941	6,080,480
Stock-based compensation grants	4,069,737	3,660,812
Total	7,333,678	9,741,292

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at June 30, 2023 was 7.5 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

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

For the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.3 million and a benefit from income taxes of $0.7 million, respectively, resulting in an effective tax rate of (9.19)% and 1.90%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $2.1 million and a benefit from income taxes of $1.8 million, respectively, resulting in an effective tax rate of (7.64)% and 3.12%, respectively. The provision for income taxes of $1.3 million and $2.1 million generated in the three and six months ended June 30, 2023, was primarily generated by estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance.

As of June 30, 2023, the Company had gross tax-effected unrecognized tax provision of $1.5 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and six months ended June 30, 2023 and 2022, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Primary Geographic Markets	2023	2022	2023	2022
North America	$83,155	$76,519	$165,222	$151,499
International	27,414	26,467	53,615	51,862
Total	$110,569	$102,986	$218,837	$203,361

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription services	$101,837	$94,558	$200,622	$186,413
Professional services	6,251	6,024	12,180	12,565
Software licenses and other	2,481	2,404	6,035	4,383
Total	$110,569	$102,986	$218,837	$203,361

Contract Assets

Contract assets arise when the Company has earned revenue on a contract with a customer prior to billing. Any contract assets that may arise are recorded in other assets on the condensed consolidated balance sheets net of an allowance for credit losses.

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $17.2 million and $16.2 million as of June 30, 2023 and December 31, 2022, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $24.2 million and $21.4 million as of June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, amortization expense for the deferred costs was $5.0 million and $4.7 million, respectively. During the six months ended June 30, 2023 and 2022, amortization expense for the deferred costs was $9.5 million and $8.7 million, respectively. There was no impairment loss in relation to the costs capitalized for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Deferred Revenue

During the three months ended June 30, 2023 and 2022, $93.3 million and $86.9 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2023 and 2022, $159.0 million and $145.4 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended June 30, 2023 and 2022, $1.7 million and $2.6 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the six months ended June 30, 2023 and 2022, $3.9 million and $5.8 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

Remaining Performance Obligations

As of June 30, 2023, approximately $479.5 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $290.1 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of June 30, 2023, approximately $9.8 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $9.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	June 30, 2023	December 31, 2022
Balance sheet information
ROU assets	$17,137	$17,872
Lease liabilities, current	$3,809	$3,797
Lease liabilities, non-current	18,000	18,742
Total lease liabilities	$21,809	$22,539
Supplemental data
Weighted average remaining lease term	6.30 years	6.57 years
Weighted average discount rate	6.08%	5.68%

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in lease liabilities	$2,435	$3,768
ROU assets obtained in exchange for new lease obligations	2,056	269

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

Year ending December 31,
2023 (for the remaining six months)	$2,435
2024	4,608
2025	4,074
2026	3,676
2027	3,377
Thereafter	9,466
Total undiscounted lease payments	27,636
Less: imputed interest	(5,827)
Total lease liabilities	$21,809

The following table presents components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,148	$1,613	$2,481	$3,221
Short-term lease expense(1)	141	148	310	330
	1,289	1,761	2,791	3,551
Less: Sublease income	(57)	(23)	(126)	(46)
Total lease expense	$1,232	$1,738	$2,665	$3,505

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of June 30, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.
(17) Commitments and Contingencies

Litigation

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. The claimants are seeking damages for losses they purport to have suffered as a result of these alleged breaches. The Court has set a trial date in late April 2024.

IIn April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint (the “First Amended Complaint”). The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period from November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. On May 9, 2023, the Court granted the Company’s motion to dismiss each of the claims, dismissing the First Amended Complaint in its entirety, without prejudice. Sylebra filed a Second Amended Complaint on June 30, 2023. The Company intends to move for dismissal of the Second Amended Complaint by August 14, 2023. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify the Company’s business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow and is expected to be substantially completed by the first half of fiscal 2024.

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the 2022 Strategic Realignment and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company's estimates of total pre-tax charges associated with the 2022 Strategic Realignment, by major type of cost, of which approximately $33 million to $35 million are expected to result in cash outlays (in millions):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$12	to	$12
Facilities-related	5	to	6
Other	—	to	—
Business transformation charges	17	to	18
Total restructuring and business transformation charges	$34	to	$36

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related	Other (2)	Total
Balance at January 1, 2023	$1,294	$36	$—	$1,330
Charges	610	51	24	685
Charges settled in cash	(1,338)	(65)	(109)	(1,512)
Charges settled in non-cash	—	(22)	—	(22)
Balance at June 30, 2023	$566	$—	$(85)	$481

(1)
Balance at June 30, 2023 is recorded in accrued payroll and employee related liabilities on the condensed consolidated balance sheet.
(2)
Balance at June 30, 2023 is recorded in prepaid expenses on the condensed consolidated balance sheet.

Since the inception of the 2022 Strategic Realignment program through June 30, 2023, the Company incurred approximately $12.9 million of restructuring charges, of which $8.4 million was for employee-related expenses, $4.3 million was for facilities-related expenses and $0.2 million for other expenses.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring charges	$664	$6,742	$685	$6,742
Business transformation charges:
Cost of revenue	324	435	665	435
Sales and marketing	902	208	1,968	208
Research and development	494	213	1,140	213
General and administrative	215	1,996	546	1,996
Other income, net	1	—	—	—
Total business transformation charges	1,936	2,852	4,319	2,852
Total restructuring and business transformation charges	$2,600	$9,594	$5,004	$9,594

(19) Subsequent Event

In connection with the 2022 Strategic Realignment program, subsequent to June 30, 2023, the Company incurred charges of approximately $1.8 million related to severance payments and other employee-related costs resulting from additional reductions in workforce. On July 27, 2023, the Board approved an amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend. Overall, the 2022 Strategic Realignment charges will result in cash expenditures of approximately $33 million to $35 million. The Company expects to record approximately $17 million to $18 million in restructuring charges associated with the 2022 Strategic Realignment, including employee termination benefits, costs to consolidate facilities and other costs. The Company also expects to incur $17 million to $18 million in business transformation costs associated with the 2022 Strategic Realignment, including employee retention costs, professional fees and investments in automation and technology. The 2022 Strategic Realignment is expected to be substantially completed by the first half of fiscal 2024. See Note 18 for details on the 2022 Strategic Realignment.

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

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as IT outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and e-mail, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Our individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Visual Command Center, Public Warning, Community Engagement, Risk Center, Crisis Management, CareConverge, Control Center, 911 Connect, Travel Risk Management, SnapComms and E911. Our applications leverage the Everbridge Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global Critical Event Management (“CEM”) platform is a significant competitive advantage in the resilience market for CEM solutions.

Our customer base has grown from 867 customers at the end of 2011 to more than 6,400 customers as of June 30, 2023. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of June 30, 2023, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $110.6 million and $103.0 million for the three months ended June 30, 2023 and 2022, respectively, representing a period-over-period increase of 7%. We generated revenue of $218.8 million and $203.4 million for the six months ended June 30, 2023 and 2022, respectively, representing a period-over-period increase of 8%. We had net losses of $15.1 million and $36.2 million for the three months ended June 30, 2023 and 2022, respectively. We had net losses of $29.7 million and $55.3 million for the six months ended June 30, 2023 and 2022, respectively. As of each of June 30, 2023 and 2022, 18% of our customers were located outside of North America. These customers generated 25% and 26% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 24% and 26% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. North America includes United States and Canada and International aggregates international revenues excluding Canada.

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

Recent Developments

2022 Strategic Realignment Amendment

On May 3, 2022, our board of directors (our “Board”) approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations, as amended in November 2022. On July 27, 2023, our Board approved an additional amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of workforce and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details on the 2022 Strategic Realignment and Note 19 for details on the 2022 Strategic Realignment amendment.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$110,569	$102,986	$218,837	$203,361
Cost of revenue(1)	33,091	33,239	65,072	65,096
Gross profit	77,478	69,747	153,765	138,265
Operating expenses:
Sales and marketing(1)	42,669	45,359	84,857	87,175
Research and development(1)	24,613	26,619	49,617	50,178
General and administrative(1)	24,963	27,093	49,429	49,429
Restructuring	664	6,742	685	6,742
Total operating expenses	92,909	105,813	184,588	193,524
Operating loss	(15,431)	(36,066)	(30,823)	(55,259)
Other income (expense), net	1,648	(817)	3,234	(1,775)
Loss before income taxes	(13,783)	(36,883)	(27,589)	(57,034)
(Provision for) benefit from income taxes	(1,267)	701	(2,109)	1,779
Net loss	$(15,050)	$(36,182)	$(29,698)	$(55,255)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows. During 2022, we updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense
Cost of revenue	$1,817	$1,469	$3,472	$2,298
Sales and marketing	6,201	6,561	10,948	7,905
Research and development	3,770	3,796	7,496	5,373
General and administrative	4,342	4,385	7,663	6,719
Total	$16,130	$16,211	$29,579	$22,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization expense
Cost of revenue	$6,431	$5,998	$12,679	$12,092
Sales and marketing	374	299	754	523
Research and development	321	223	635	414
General and administrative	7,758	8,737	15,590	17,662
Total	$14,884	$15,257	$29,658	$30,691

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	30%	32%	30%	32%
Gross profit	70%	68%	70%	68%
Operating expenses:
Sales and marketing	39%	44%	39%	43%
Research and development	22%	26%	23%	25%
General and administrative	23%	26%	23%	24%
Restructuring	1%	7%	0%	3%
Total operating expenses	84%	103%	84%	95%
Operating loss	(14)%	(35)%	(14)%	(27)%
Other income (expense), net	1%	(1)%	1%	(1)%
Loss before income taxes	(12)%	(36)%	(13)%	(28)%
(Provision for) benefit from income taxes	(1)%	1%	(1)%	1%
Net loss	(14)%	(35)%	(14)%	(27)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$110,569	$102,986	$7,583	7.4%

Revenue increased by $7.6 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was due to a $7.6 million increase in sales of our solutions driven by expansion of our customer base from 6,345 customers as of June 30, 2022 to 6,498 customers as of June 30, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$33,091	$33,239	$(148)	(0.4)%
Gross margin %	70%	68%

Cost of revenue decreased by $0.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $0.8 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 403 and 491 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.2 million decrease in office and other related expenses to support revenue generating activities. These amounts were offset by a $0.5 million increase in hosting, software and messaging costs and other costs and a $0.4 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage increased due to revenue growth outpacing cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$42,669	$45,359	$(2,690)	(5.9)%
% of revenue	39%	44%

Sales and marketing expense decreased by $2.7 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.9 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 542 and 646 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.6 million decrease in advertising-related costs and trade show expenses and a $0.2 million decrease in software expenses to support the sales team.

Research and Development Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$24,613	$26,619	$(2,006)	(7.5)%
% of revenue	22%	26%

Research and development expense decreased by $2.0 million for the three months ended June 30, 2023 compared to the same period in 2022. A total of $3.5 million of internally developed software costs during the three months ended June 30, 2022 and $4.7 million of internally developed software costs during the three months ended June 30, 2023 were capitalized, resulting in a $1.2 million decrease in research and development expense during the three months ended June 30, 2023. The decrease was also due to a $0.4 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 538 and 550 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.3 million decrease in software-related costs and a $0.1 million decrease in professional services to support research and development activities.

General and Administrative Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$24,963	$27,093	$(2,130)	(7.9)%
% of revenue	23%	26%

General and administrative expense decreased by $2.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.2 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 192 and 206 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $1.0 million decrease in depreciation and amortization and a $0.5 million decrease in professional services and office-related expenses to support the administrative team. These decreases were partially offset by a $0.6 million increase in allowance for credit losses.

Restructuring

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Restructuring	$664	$6,742	$(6,078)	(90.2)%
% of revenue	1%	7%

Restructuring expense decreased by $6.1 million for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to higher restructuring expenses recognized in the prior year related to the 2022 Strategic Realignment initiatives and includes decreases of $4.1 million for facilities-related expenses, $1.8 million for employee-related expenses and $0.1 million for other expenses.

Other income (expense), net

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$1,648	$(817)	$2,465	301.7%
% of revenue	1%	(1)%

Other income (expense), net changed to income of $1.6 million from an expense of $0.8 million for the three months ended June 30, 2023 when compared to the same period in 2022 primarily due to a $1.6 million increase in interest income, a $0.5 million decrease in interest expense and a $0.4 million increase in other income, net.

Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$(1,267)	$701	$(1,968)	(280.7)%
% of revenue	(1)%	1%

A portion of the losses incurred during the three months ended June 30, 2023 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2023. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax provision of $1.3 million was recorded during the three months ended June 30, 2023 primarily generated by estimated cash tax required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income taxes of $2.0 million for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily related to losses in foreign jurisdictions realized in the prior year.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$218,837	$203,361	$15,476	7.6%

Revenue increased by $15.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was due to a $15.5 million increase in sales of our solutions driven by expansion of our customer base from 6,345 customers as of June 30, 2022 to 6,498 customers as of June 30, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$65,072	$65,096	$(24)	(0.0)%
Gross margin %	70%	68%

Cost of revenue decreased slightly for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.0 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 403 and 491 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.5 million decrease in travel risk management, operational resiliency and occupational health solutions costs and a $0.3 million decrease in office and other related expenses to support revenue generating activities. These amounts were offset by a $1.2 million increase in hosting, software and messaging costs and other costs and a $0.6 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage increased due to revenue growth outpacing cost.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$84,857	$87,175	$(2,318)	(2.7)%
% of revenue	39%	43%

Sales and marketing expense decreased by $2.3 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.3 million decrease in advertising-related costs and trade show expenses and a $0.7 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 542 and 646 employees as of June 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.3 million decrease in software and office expenses to support the sales team.

Research and Development Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$49,617	$50,178	$(561)	(1.1)%
% of revenue	23%	25%

Research and development expense decreased by $0.6 million for the six months ended June 30, 2023 compared to the same period in 2022. A total of $7.5 million of internally developed software costs during the six months ended June 30, 2022 and $8.9 million of internally developed software costs during the six months ended June 30, 2023 were capitalized, resulting in a $1.4 million decrease in research and development expense during the six months ended June 30, 2023. This amount was offset by a $0.7 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 538 and 550 employees as of June 30, 2023 and 2022, respectively. Additionally, software-related and office-related expenses increased by $0.1 million for the six months ended June 30, 2023 compared to the same period in 2022.

General and Administrative Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$49,429	$49,429	$—	—
% of revenue	23%	24%

General and administrative expense remained flat during the six months ended June 30, 2023 as compared to the same period in 2022. Depreciation and amortization decreased by $2.1 million and professional services and office-related expenses to support the administrative team decreased by $0.2 million. These amounts were offset by a $2.0 million increase in allowance for credit losses and a $0.3 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 192 and 206 employees as of June 30, 2023 and 2022, respectively.

Restructuring

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Restructuring	$685	$6,742	$(6,057)	(89.8)%
% of revenue	0%	3%

Restructuring expense decreased by $6.1 million for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to higher restructuring expenses recognized in the prior year related to the 2022 Strategic Realignment initiatives and includes decreases of $4.1 million for facilities-related expenses, $1.8 million for employee-related expenses and $0.1 million for other expenses.

Other income (expense), net

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$3,234	$(1,775)	$5,009	282.2%
% of revenue	1%	(1)%

Other income (expense), net changed to income of $3.2 million from expense of $1.8 million for the six months ended June 30, 2023 when compared to the same period in 2022 primarily due to a $3.3 million increase in interest income, a $1.1 million decrease in interest expense, a $0.3 million gain recognized in connection with an asset sale during the six months ended June 30, 2023 and a $0.3 million increase in other income, net.

Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$(2,109)	$1,779	$(3,888)	(218.5)%
% of revenue	(1)%	1%

A portion of the losses incurred during the six months ended June 30, 2023 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2023. Losses incurred for other operating jurisdictions required a valuation allowance. An income tax provision of $2.1 million was recorded during the six months ended June 30, 2023 primarily generated by estimated cash tax required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income taxes of $3.9 million for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily related to losses in foreign jurisdictions realized in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,050)	$(36,182)	$(29,698)	$(55,255)
Interest and investment expense, net	(1,520)	628	(2,488)	1,866
Provision for (benefit from) income taxes	1,267	(701)	2,109	(1,779)
Depreciation and amortization	14,884	15,257	29,658	30,691
Stock-based compensation	16,130	16,211	29,579	22,295
2022 Strategic Realignment	2,600	9,594	5,004	9,594
Change in fair value of contingent consideration	—	(5)	—	(57)
Adjusted EBITDA	$18,311	$4,802	$34,164	$7,355

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$5,370	$(9,924)	$25,945	$(2,222)
Capital expenditures	(1,604)	(879)	(2,179)	(2,726)
Capitalized software development costs	(3,757)	(3,106)	(7,869)	(7,436)
Free cash flow	9	(13,909)	15,897	(12,384)
Cash payments for 2022 Strategic Realignment	1,561	6,319	5,682	6,319
Adjusted free cash flow	$1,570	$(7,590)	$21,579	$(6,065)

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

The following table reconciles our GAAP gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$77,478	$69,747	$153,765	$138,265
Amortization of acquired intangibles	2,165	3,114	4,550	6,265
Stock-based compensation	1,817	1,469	3,472	2,298
2022 Strategic Realignment	324	435	665	435
Non-GAAP gross profit	$81,784	$74,765	$162,452	$147,263

The following table reconciles our GAAP gross margin to non-GAAP gross margin(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross margin	70.1%	67.7%	70.3%	68.0%
Amortization of acquired intangibles margin	2.0%	3.0%	2.1%	3.1%
Stock-based compensation margin	1.6%	1.4%	1.6%	1.1%
2022 Strategic Realignment margin	0.3%	0.4%	0.3%	0.2%
Non-GAAP gross margin	74.0%	72.6%	74.2%	72.4%

(1)
Columns may not add up to 100% due to rounding.

The following table reconciles our GAAP net loss to non-GAAP net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,050)	$(36,182)	$(29,698)	$(55,255)
Amortization of acquired intangibles	9,361	11,262	19,009	22,800
Stock-based compensation	16,130	16,211	29,579	22,295
2022 Strategic Realignment	2,600	9,594	5,004	9,594
Change in fair value of contingent consideration	—	(5)	—	(57)
Accretion of interest on convertible senior notes	723	1,166	1,438	2,324
Income tax adjustments	(340)	(561)	(1,077)	(811)
Non-GAAP net income	$13,424	$1,485	$24,255	$890

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $218.9 million as of June 30, 2023. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of June 30, 2023, our commitments to settle contractual obligations include $508.6 million principal amount of indebtedness under the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) and 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) (see Note 9 of the notes to consolidated financial statements) and lease obligations of $27.6 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$223,758	$495,009	$201,594	$492,758
Net cash provided by (used in) operating activities	5,370	(9,924)	25,945	(2,222)
Net cash used in investing activities	(5,282)	(3,985)	(5,680)	(10,209)
Net cash provided by (used in) financing activities	(1,830)	(1,678)	94	(549)
Effects of exchange rates on cash, cash equivalents and restricted cash	(134)	(1,943)	(71)	(2,299)
Cash, cash equivalents and restricted cash at end of period	$221,882	$477,479	$221,882	$477,479

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

Operating activities generated $25.9 million in cash in the six months ended June 30, 2023, primarily as a result of non-cash operating expenses of $71.4 million which was offset by our net loss of $29.7 million and $15.8 million in cash used as a result of changes in operating assets and liabilities. Included in the $25.9 million cash provided by operating activities was $5.7 million cash paid related to the 2022 Strategic Realignment. Specifically, we recognized non-cash charges aggregating to $29.7 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $29.6 million for stock-based compensation, $9.5 million for amortization of deferred commissions, $2.3 million for provision for credit losses and $1.4 million related to the accretion of interest on our convertible senior notes, partially offset by $0.7 million for deferred income taxes and $0.4 million for gains on the disposal of assets. The net change in operating assets and liabilities of $15.8 million reflected a $13.2 million increase in deferred cost, a $6.2 million decrease in accrued payroll and employee related liabilities, a $5.2 million decrease in deferred revenue, a $4.5 million decrease in accrued expenses, a $3.8 million increase in other assets, a $2.4 million decrease in other liabilities, a $0.9 million decrease in accounts payable and a $0.6 million increase in prepaid expenses. These amounts were offset by a $21.1 million decrease in accounts receivable.

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

Investing activities used $5.7 million in cash in the six months ended June 30, 2023, which consists of a $7.9 million investment in software development, $2.2 million in purchases of property and equipment offset by $4.4 million cash received from the sale of assets.

Investing activities used $10.2 million in cash in the six months ended June 30, 2022, which consists of a $7.4 million investment in software development, $2.7 million in purchases of property and equipment and $0.1 million in other investing activities.

Financing Activities

Cash generated by financing activities includes proceeds from borrowings under our convertible senior notes, proceeds from the partial termination of convertible note capped call hedges, proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan. Cash used in financing activities includes payments for debt and offering issuance costs, purchases of convertible notes capped call hedges, extinguishment of debt, payment of contingent consideration and employee withholding liabilities from the issuance of shares related to restricted stock units and performance-based restricted stock units.

Financing activities provided $0.1 million of cash in the six months ended June 30, 2023, which reflects $2.5 million from the issuance of stock under our employee stock purchase plan and $1.3 million from the exercise of stock options, partially offset by $3.7 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2023, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of June 30, 2023.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes of which $133.6 million remain outstanding as of June 30, 2023. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible as of June 30, 2023.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $218.9 million as of June 30, 2023, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 17 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. During the six months ended June 30, 2023, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Second Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	8/9/21

10.1	First Amendment to Lease Agreement, dated as of April 10, 2023, by and between Everbridge, Inc. and SFIII Lake, LLC and SFIII FOS Lake, LLC.		10-Q	001-37874	10.2	5/9/23

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: August 8, 2023	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer