Form 10-Q
period 2023-09-30
EVERBRIDGE, INC.
filed 2023-11-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 41,069,068 shares of common stock outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$97,697	$198,725
Restricted cash	2,067	2,046
Accounts receivable, net	92,627	119,986
Prepaid expenses	15,192	13,133
Assets held for sale	22	6,485
Deferred costs and other current assets	36,112	31,866
Total current assets	243,717	372,241
Property and equipment, net	9,218	8,993
Capitalized software development costs, net	30,701	27,370
Goodwill	507,420	508,781
Intangible assets, net	137,670	166,177
Restricted cash	783	823
Prepaid expenses	1,141	1,709
Deferred costs and other assets	42,129	39,570
Total assets	$972,779	$1,125,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,244	$10,854
Accrued payroll and employee related liabilities	25,072	31,175
Accrued expenses	16,744	13,566
Deferred revenue	223,529	233,106
Liabilities held for sale	170	2,062
Other current liabilities	6,594	10,644
Total current liabilities	285,353	301,407
Long-term liabilities:
Deferred revenue, noncurrent	7,226	9,278
Convertible senior notes	359,153	500,298
Deferred tax liabilities	5,048	6,236
Other long-term liabilities	17,805	19,334
Total liabilities	674,585	836,553
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,968,758 and 40,127,522 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	41	40
Additional paid-in capital	761,279	721,143
Accumulated deficit	(430,139)	(402,124)
Accumulated other comprehensive loss	(32,987)	(29,948)
Total stockholders’ equity	298,194	289,111
Total liabilities and stockholders’ equity	$972,779	$1,125,664

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$114,191	$111,401	$333,028	$314,762
Cost of revenue	33,069	35,447	98,141	100,543
Gross profit	81,122	75,954	234,887	214,219
Operating expenses:
Sales and marketing	36,699	46,580	121,556	133,755
Research and development	23,852	25,177	73,469	75,355
General and administrative	31,204	23,357	80,633	72,786
Restructuring	2,109	37	2,794	6,779
Total operating expenses	93,864	95,151	278,452	288,675
Operating loss	(12,742)	(19,197)	(43,565)	(74,456)
Other income (expense), net
Interest and investment income	2,140	2,054	6,162	2,795
Interest expense	(724)	(1,312)	(2,258)	(3,919)
Gain (loss) on extinguishment of convertible notes, capped call modification and change in fair value	12,658	(4,770)	12,658	(4,770)
Other income (expense), net	(573)	1,170	173	1,261
Total other income (expense), net	13,501	(2,858)	16,735	(4,633)
Income (loss) before income taxes	759	(22,055)	(26,830)	(79,089)
(Provision for) benefit from income taxes	924	(25)	(1,185)	1,754
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.56)	$(0.69)	$(1.95)
Diluted	$(0.23)	$(0.56)	$(0.87)	$(1.95)
Weighted-average common shares outstanding:
Basic	40,782,696	39,746,242	40,537,922	39,583,684
Diluted	43,844,334	39,746,242	43,734,429	39,583,684

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	(7,776)	(19,879)	(3,039)	(48,424)
Total comprehensive loss	$(6,093)	$(41,959)	$(31,054)	$(125,759)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111
Stock-based compensation	—	—	13,931	—	—	13,931
Vesting of restricted stock units and performance-based restricted stock units	250,127	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(56,062)	—	(1,866)	—	—	(1,866)
Exercise of stock options	71,166	—	1,263	—	—	1,263
Issuance of shares under employee stock purchase plan	88,863	—	2,546	—	—	2,546
Other comprehensive income	—	—	—	—	2,426	2,426
Net loss	—	—	—	(14,648)	—	(14,648)
Balance at March 31, 2023	40,481,616	40	737,017	(416,772)	(27,522)	292,763
Stock-based compensation	—	—	17,494	—	—	17,494
Vesting of restricted stock units and performance-based restricted stock units	245,850	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(69,388)	—	(1,824)	—	—	(1,824)
Exercise of stock options	870	—	12	—	—	12
Other comprehensive income	—	—	—	—	2,311	2,311
Net loss	—	—	—	(15,050)	—	(15,050)
Balance at June 30, 2023	40,658,948	41	752,699	(431,822)	(25,211)	295,707
Stock-based compensation	—	—	9,339	—	—	9,339
Vesting of restricted stock units and performance-based restricted stock units	320,961	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(96,411)	—	(2,529)	—	—	(2,529)
Exercise of stock options	2,001	—	25	—	—	25
Issuance of shares under employee stock purchase plan	83,259	—	1,745	—	—	1,745
Other comprehensive loss	—	—	—	—	(7,776)	(7,776)
Net income	—	—	—	1,683	—	1,683
Balance at September 30, 2023	40,968,758	$41	$761,279	$(430,139)	$(32,987)	$298,194

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2021	39,389,733	$39	$853,664	$(388,112)	$(2,902)	$462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Stock-based compensation	—	—	6,314	—	—	6,314
Vesting of restricted stock units and performance-based restricted stock units	68,560	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(13,411)	—	(572)	—	—	(572)
Exercise of stock options	725	—	17	—	—	17
Issuance of shares under employee stock purchase plan	58,747	—	1,702	—	—	1,702
Other comprehensive loss	—	—	—	—	(5,360)	(5,360)
Net loss	—	—	—	(19,073)	—	(19,073)
Balance at March 31, 2022	39,504,354	40	675,984	(360,023)	(8,262)	307,739
Stock-based compensation	—	—	16,578	—	—	16,578
Vesting of restricted stock units and performance-based restricted stock units	219,765	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(50,305)	—	(1,724)	—	—	(1,724)
Exercise of stock options	3,286	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(23,185)	(23,185)
Net loss	—	—	—	(36,182)	—	(36,182)
Balance at June 30, 2022	39,677,100	40	690,903	(396,205)	(31,447)	263,291
Modification of 2022 Notes capped call options and resulting reclassification to derivative asset	—	—	6,110	—	—	6,110
Stock-based compensation	—	—	18,181	—	—	18,181
Vesting of restricted stock units and performance-based restricted stock units	226,980	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(65,212)	—	(1,913)	—	—	(1,913)
Exercise of stock options	1,122	—	17	—	—	17
Issuance of shares under employee stock purchase plan	46,949	—	1,463	—	—	1,463
Other comprehensive loss	—	—	—	—	(19,879)	(19,879)
Net loss	—	—	—	(22,080)	—	(22,080)
Balance at September 30, 2022	39,886,939	$40	$714,761	$(418,285)	$(51,326)	$245,190

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,015)	$(77,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,288	45,253
Amortization of deferred costs	14,478	13,365
Deferred income taxes	(1,037)	(7,132)
Accretion of interest on convertible senior notes	2,122	3,492
(Gain) loss on disposal of assets	(352)	940
(Gain) loss on extinguishment of convertible notes, capped call modification and change in fair value	(12,658)	4,770
Provision for credit losses and sales reserve	2,203	(712)
Stock-based compensation	38,177	39,702
Other non-cash adjustments	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	25,439	28,760
Prepaid expenses	(1,567)	17
Deferred costs	(18,815)	(16,157)
Other assets	(2,080)	7,591
Accounts payable	1,936	(3,172)
Accrued payroll and employee related liabilities	(6,103)	(6,919)
Accrued expenses	2,139	(637)
Deferred revenue	(11,885)	(4,678)
Other liabilities	(5,316)	(11,278)
Net cash provided by operating activities	42,954	15,813
Cash flows from investing activities:
Capital expenditures	(4,124)	(2,951)
Proceeds from landlord reimbursement	88	1,219
Proceeds from sale of assets	4,368	—
Payment for acquisition of business, net of acquired cash	—	(1,249)
Additions to capitalized software development costs	(12,704)	(11,609)
Net cash used in investing activities	(12,372)	(14,590)
Cash flows from financing activities:
Repurchase of convertible notes	(129,579)	—
Payments associated with shares withheld to settle employee tax withholding liability	(6,218)	(4,208)
Proceeds from employee stock purchase plan	4,291	3,165
Proceeds from stock option exercises	1,300	99
Other	(57)	(55)
Net cash used in financing activities	(130,263)	(999)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,366)	(3,309)
Net decrease in cash, cash equivalents and restricted cash	(101,047)	(3,085)
Cash, cash equivalents and restricted cash—beginning of period	201,594	492,758
Cash, cash equivalents and restricted cash—end of period	$100,547	$489,673
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,135	$281
Taxes, net of refunds received	4,946	1,545
Supplemental disclosure of non-cash activities:
Modification of 2022 Notes capped call options and resulting reclassification from equity to derivative asset	—	6,090
Capitalized assets included in accounts payable and accrued expenses	787	156
Capitalized development costs included in accounts payable and accrued expenses	175	—
Stock-based compensation capitalized for software development	2,380	1,675

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022. No single customer comprised more than 10% of the Company’s gross accounts receivable as of September 30, 2023 and December 31, 2022.

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

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed to date compared to total services expected to be performed.

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

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Accounts receivable amortized cost	$100,434	$127,298
Allowance for credit losses	(7,807)	(7,312)
Net accounts receivable	$92,627	$119,986

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(8,596)	$(6,685)	$(7,312)	$(6,922)
(Provision for) benefit from expected credit losses, net	239	1,127	(1,931)	731
Write-offs	550	262	1,436	895
Balance, end of period	$(7,807)	$(5,296)	$(7,807)	$(5,296)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Contract asset amortized cost	$11,216	$8,525
Allowance for credit losses	(989)	(1,015)
Net contract asset	$10,227	$7,510

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(1,003)	$(1,067)	$(1,015)	$(1,160)
Provision for expected credit losses, net	—	(45)	—	(7)
Write-offs	14	34	26	89
Balance, end of period	$(989)	$(1,078)	$(989)	$(1,078)

The Company recognized net credit loss recoveries of $0.1 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Credit loss expense was $2.2 million and credit loss recovery was $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized a net credit loss recovery during the three and nine months ended September 30, 2022 due to a payment received from a customer during the three months ended September 30, 2022 reducing the accounts receivable provision for expected credit losses by $1.4 million.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(425)	$(251)	$(425)	$(250)
Additions	—	(135)	—	(136)
Write-offs	—	36	—	36
Balance, end of period	$(425)	$(350)	$(425)	$(350)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	September 30, 2023	December 31, 2022
Furniture and equipment	5	$2,098	$1,655
Leasehold improvements (1)	9	9,309	7,081
System hardware	5	2,211	1,718
Office computers	3	8,560	7,553
Computer and system software	3	2,402	2,398
		24,580	20,405
Less accumulated depreciation and amortization		(15,362)	(11,412)
Property and equipment, net		$9,218	$8,993

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years as of September 30, 2023.

Depreciation and amortization expense for property and equipment was $1.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was $4.4 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of September 30, 2023	$59,515	3 years	$(28,814)	$30,701
As of December 31, 2022	92,115	3 years	(64,745)	27,370

The Company capitalized software development costs of $15.3 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Amortization expense for capitalized software development costs was $4.2 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for capitalized software development costs was $11.9 million and $8.4 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, the Company retired $47.9 million of fully amortized capitalized software development assets.

The expected amortization of capitalized software development costs, as of September 30, 2023, for each of the following years is as follows (in thousands):

2023 (for the remaining three months)	$4,248
2024	13,953
2025	9,285
2026	3,215
$30,701

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2023 and year ended December 31, 2022, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

As of September 30, 2023
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$62,307	$—	$—	$62,307
Total financial assets	$62,307	$—	$—	$62,307

As of December 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$140,336	$—	$—	$140,336
Total financial assets	$140,336	$—	$—	$140,336

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the nine months ended September 30, 2023.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of September 30, 2023 and December 31, 2022, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $255.6 million and $320.5 million, respectively, and the principal amount of the notes was $300.3 million and $375.0 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $57.1 million and $118.2 million, respectively, and the principal amount of the notes was $63.5 million and $133.6 million, respectively.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2022	$508,781
Foreign currency translation	(1,361)
Balance at September 30, 2023	$507,420

There were no impairments recorded against goodwill during the nine months ended September 30, 2023 and for the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands):

			As of September 30, 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,846	3.48	$(27,641)	$7,205
Tradenames	16,232	4.53	(9,337)	6,895
Customer relationships	203,106	8.34	(79,536)	123,570
Total intangible assets	$254,184		$(116,514)	$137,670

			As of December 31, 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,924	3.47	$(21,217)	$13,707
Tradenames	16,513	4.55	(7,057)	9,456
Customer relationships	204,697	8.34	(61,683)	143,014
Total intangible assets	$256,134		$(89,957)	$166,177

Amortization expense for intangible assets was $9.0 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $1.9 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $28.0 million and $33.2 million for the nine months ended September 30, 2023 and 2022, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $6.5 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. During 2022, the Company assigned $5.6 million net carrying amount of intangible assets associated with a pending asset sale to assets held for sale on the consolidated balance sheet. During the three months ended March 31, 2023, the Company completed the divestiture and derecognized the intangible assets (see Note 8). Additionally, during the nine months ended September 30, 2023, the Company retired $0.3 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of September 30, 2023, for each of the next five years and thereafter is as follows (in thousands):

2023 (for the remaining three months)	$8,997
2024	31,801
2025	25,911
2026	20,158
2027	15,801
Thereafter	35,002
$137,670

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

The Company completed the asset sale during March 2023 for total proceeds of $4.8 million. In connection with the asset sale, the Company recorded a gain of $0.3 million which is included in other income, net in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Additionally, during the three months ended September 30, 2023, the Company entered into an agreement to sell certain assets. In connection with entering into this agreement, the Company concluded that the asset sale met the held for sale criteria and classified the assets and liabilities as held for sale. The Company completed the asset sale during October 2023 for proceeds of $0.2 million.

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

As of September 30, 2023, the 2026 Notes are not yet convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

During the three months ended September 30, 2023, the Company paid approximately $64.9 million in cash to repurchase approximately $74.7 million aggregate principal amount of the 2026 Notes and recognized an extinguishment gain in the amount of $8.8 million in gain (loss) on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations during the three and nine months ended September 30, 2023.

The 2026 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Liability component:
Principal	$300,276	$375,000
Less: debt discount, net of amortization	(4,142)	(6,763)
Net carrying amount	$296,134	$368,237

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt discount and transaction costs	$513	$530	$1,570	$1,581

Effective interest rates were 0.6% during both the three months ended September 30, 2023 and 2022. Effective interest rates were 0.6% during both the nine months ended September 30, 2023 and 2022.

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$255,610	$296,134	$320,520	$368,237

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

Based on the closing price of the Company’s common stock of $22.42 on September 30, 2023, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

As of September 30, 2023, the 2024 Notes were not convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

During the three months ended September 30, 2023, the Company paid approximately $65.7 million in cash to repurchase approximately $70.1 million aggregate principal amount of the 2024 Notes and recognized an extinguishment gain in the amount of $3.9 million in gain (loss) on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations during the three and nine months ended September 30, 2023.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Liability component:
Principal	$63,459	$133,558
Less: debt discount, net of amortization	(440)	(1,497)
Net carrying amount	$63,019	$132,061

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
0.125% coupon	$39	$140	$122	$422
Amortization of debt discount and transaction costs	171	638	552	1,911
	$210	$778	$674	$2,333

Effective interest rates were 0.7% during both the three months ended September 30, 2023 and 2022. Effective interest rates were 0.7% during both the nine months ended September 30, 2023 and 2022.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$57,113	$63,019	$118,199	$132,061

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

Based on the closing price of the Company’s common stock of $22.42 on September 30, 2023, the if-converted value of the 2024 Notes was less than their respective principal amounts.

The following table summarizes the Company’s debt obligations as of September 30, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026	Total
Debt obligations	$—	$63,459	$—	$300,276	$363,735

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

(10) Stockholders’ Equity

Preferred Stock

As of September 30, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of September 30, 2023, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At September 30, 2023 and December 31, 2022, there were 40,968,758 and 40,127,522 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2023 and 2022, 172,122 and 105,696 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock-based compensation expense of $1.2 million for each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023, unrecognized compensation cost related to the 2016 ESPP was $0.5 million which will be amortized over a weighted-average period of 0.42 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50	0.50
Expected volatility (2)	50%	70%	50% - 60%	65% - 70%
Risk-free interest rate (3)	5.51%	3.33%	5.18% - 5.51%	0.86% - 3.33%
Dividend rate (4)	0%	0%	0%	0%

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

There were no stock options granted during the nine months ended September 30, 2023. There was no stock-based compensation expense recorded during the nine months ended September 30, 2023 or the three months ended September 30, 2022 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.1 million for the nine months ended September 30, 2022 attributed to stock options.

The total intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $1.1 million and $0.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2023 and 2022, the total intrinsic value of all outstanding options was $0.1 million and $1.4 million, respectively.

There were no nonvested stock options as of September 30, 2023. The amount of cash received from the exercise of stock options during the nine months ended September 30, 2023 and 2022 was $1.3 million and $0.1 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2022	142,202	$23.89
Exercised	(74,037)	17.56
Forfeited	(2,588)	39.25
Outstanding at September 30, 2023	65,577	30.42

Stock options outstanding and exercisable are as follows:

	As of September 30, 2023
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding and exercisable	65,577	3.90	$30.42

Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted 1,189,650 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 745,510 RSUs that vested during the nine months ended September 30, 2023. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the nine months ended September 30, 2023 and 2022 were $31.01 and $40.23, respectively. The fair values of RSUs that vested during the nine months ended September 30, 2023 and 2022, were $36.2 million and $29.7 million, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded $10.4 million and $13.0 million, respectively, of stock-based compensation related to RSUs. During the nine months ended September 30, 2023 and 2022, the Company recorded $32.9 million and $31.9 million, respectively, of stock-based compensation related to RSUs.

As of September 30, 2023, there was $72.7 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 2.08 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted 337,639 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. There were 71,428 PSUs that vested during the nine months ended September 30, 2023. Starting in 2023, PSU grants vest based on the achievement of pre-determined performance-based milestones including annual recurring revenue growth thresholds and adjusted earnings before interest, taxes, depreciation and amortization thresholds, as well as the employee’s continued employment with the Company through the date of achievement; through 2022 PSU grants vest based on revenue growth thresholds as well as the employee’s continued employment with the Company through the date of achievement. The measurement periods for PSUs are two and three years with awards vesting after each measurement period. PSUs contain minimum, target and maximum milestones for each performance-based milestone. The number of shares of common stock to be issued at vesting will range from zero to 125% of the target number of PSUs starting in 2023 and from zero to 150% of the target number of PSUs through 2022. During the nine months ended September 30, 2023, the share price of the Company’s common stock on the date of issuance of PSUs ranged from $32.31 to $34.13 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions. The weighted-average grant date fair values of PSUs granted during the nine months ended September 30, 2023 and 2022 were $34.09 and $35.29, respectively.

During the three months ended September 30, 2023 and 2022, the Company recognized a credit of $2.1 million and expense of $4.0 million, respectively, of stock compensation expense in connection with PSU awards. During the nine months ended September 30, 2023 and 2022, the Company recognized $4.3 million and $6.2 million, respectively, of stock compensation expense in connection with PSU awards. As of September 30, 2023, there was $6.1 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.65 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2022	3,233,298
Granted	1,527,301
Vested	(816,938)
Forfeited	(604,038)
Outstanding at September 30, 2023	3,339,623

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants which were payable in cash to partially settle a vendor contract. Vesting was contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement ranged from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants were classified as a liability on the Company’s balance sheet and were remeasured at each reporting period until settlement. Cash payment determined as of the settlement date in September 2023 was zero. Fair value of the market-based grants at December 31, 2022 was $0.4 million. During the three months ended September 30, 2023 and 2022, the Company recognized a stock compensation credit of less than $0.1 million and stock compensation expense of less than $0.1 million, respectively, in connection with these awards. During the nine months ended September 30, 2023 and 2022, the Company recognized a stock compensation credit of $0.2 million and stock compensation expense of $0.3 million, respectively, in connection with these awards.

Prior to vesting during the three months ended September 2023, fair value of the market-based grants was determined using the Monte-Carlo simulation with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Market-Based Grants:
Expected term (in years)	0.98	0.23 - 0.48	0.98 - 1.50
Expected volatility	69%	51% - 57%	58% - 69%
Risk-free interest rate	4.00%	4.88% - 5.35%	1.97% - 4.00%
Dividend rate	0%	0%	0%

Stock-Based Compensation Expense

During 2022, the Company updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation. The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,285	$1,978	$4,757	$4,276
Sales and marketing	2,398	6,415	13,346	14,320
Research and development	2,810	3,994	10,306	9,367
General and administrative	2,105	5,020	9,768	11,739
Total	$8,598	$17,407	$38,177	$39,702

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

(12) Basic and Diluted Net Income (Loss) per Share

The following table summarizes the computations of basic net income (loss) per share and diluted net loss per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. The Company uses the if converted method for convertible senior notes for calculating any potential dilutive effect on diluted net loss per share. (In thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)
Dilutive effect of convertible notes, net of tax	(11,611)	—	(10,132)	—
Adjusted net loss	$(9,928)	$(22,080)	$(38,147)	$(77,335)

Weighted-average common stock outstanding — basic	40,782,696	39,746,242	40,537,922	39,583,684
Dilutive potential common shares related to convertible notes	3,061,638	—	3,196,507	—
Weighted-average common stock outstanding — diluted	43,844,334	39,746,242	43,734,429	39,583,684

Basic net income (loss) per share	$0.04	$(0.56)	$(0.69)	$(1.95)
Diluted net loss per share	$(0.23)	$(0.56)	$(0.87)	$(1.95)

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of September 30,
	2023	2022
Convertible senior notes	—	6,080,480
Stock-based compensation grants	3,405,200	3,995,619
Total	3,405,200	10,076,099

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at September 30, 2023 was 7.2 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

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

For the three months ended September 30, 2023 and 2022, the Company recorded a benefit from income taxes of $0.9 million and a provision for income taxes of less than $0.1 million, respectively, resulting in an effective tax rate of (121.74)% and (0.11)%, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.2 million and a benefit from income taxes of $1.8 million, respectively, resulting in an effective tax rate of (4.42)% and 2.22%, respectively. The benefit from income taxes of $0.9 million generated in the three months ended September 30, 2023 was primarily generated by a reduction in estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The provision for income taxes of $1.2 million generated in the nine months ended September 30, 2023 was associated with estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance.

As of September 30, 2023, the Company had gross tax-effected unrecognized tax provision of $0.2 million which, if recognized, would favorably impact the effective tax rate. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended September 30, 2023 and 2022, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company's North America revenue is generated in the United States (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Geographic Markets	2023	2022	2023	2022
North America	$85,648	$81,880	$250,870	$233,379
International	28,543	29,521	82,158	81,383
Total	$114,191	$111,401	$333,028	$314,762

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription services	$104,318	$96,790	$304,940	$283,203
Professional services	6,186	8,006	18,366	20,571
Software licenses and other	3,687	6,605	9,722	10,988
Total	$114,191	$111,401	$333,028	$314,762

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

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $17.3 million and $16.2 million as of September 30, 2023 and December 31, 2022, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $24.6 million and $21.4 million as of September 30, 2023 and December 31, 2022, respectively. During each of the three months ended September 30, 2023 and 2022, amortization expense for the deferred costs was $5.0 million. During the nine months ended September 30, 2023 and 2022, amortization expense for the deferred costs was $14.5 million and $13.7 million, respectively. There was no impairment loss in relation to the costs capitalized for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

Deferred Revenue

During the three months ended September 30, 2023 and 2022, $94.8 million and $89.3 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2023 and 2022, $206.4 million and $189.9 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended September 30, 2023 and 2022, $1.4 million and $3.0 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period. During the nine months ended September 30, 2023 and 2022, $5.2 million and $7.3 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

Remaining Performance Obligations

As of September 30, 2023, approximately $472.0 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $291.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of September 30, 2023, approximately $8.8 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $8.7 million of these remaining professional services performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	September 30, 2023	December 31, 2022
Balance sheet information
ROU assets	$16,414	$17,872
Lease liabilities, current	$3,759	$3,797
Lease liabilities, non-current	17,243	18,742
Total lease liabilities	$21,002	$22,539
Supplemental data
Weighted average remaining lease term	6.14 years	6.57 years
Weighted average discount rate	6.07%	5.68%

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in lease liabilities	$3,441	$5,552
ROU assets obtained in exchange for new lease obligations	2,215	287

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

Year ending December 31,
2023 (for the remaining three months)	$1,358
2024	4,638
2025	4,108
2026	3,694
2027	3,380
Thereafter	9,467
Total undiscounted lease payments	26,645
Less: imputed interest	(5,643)
Total lease liabilities	$21,002

The following table presents components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,192	$1,446	$3,673	$4,667
Short-term lease expense(1)	113	143	423	473
	1,305	1,589	4,096	5,140
Less: Sublease income	(64)	(56)	(190)	(102)
Total lease expense	$1,241	$1,533	$3,906	$5,038

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of September 30, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(17) Commitments and Contingencies

Litigation

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claims that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil, and the claimants are currently seeking the Court’s permission to expand their allegations against Everbridge. The claimants are seeking damages of up to $75 million for losses they purport to have suffered as a result of these alleged breaches. The Court has set a trial date in late April 2024. As of September 30, 2023, the Company has accrued a liability of $9.1 million on the Company’s condensed consolidated balance sheet with respect to this claim.

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint (the “First Amended Complaint”). The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period from November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. On May 9, 2023, the Court granted the Company’s motion to dismiss each of the claims, dismissing the First Amended Complaint in its entirety, without prejudice. Sylebra filed a Second Amended Complaint on June 30, 2023. The Company has filed a motion to dismiss the Second Amended Complaint and that motion is scheduled to be heard by the Court on December 7, 2023. Even if the Company were to prevail again, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

(18) Restructuring and Restructuring-Related Activities

In May 2022, the Board approved a program (the “2022 Strategic Realignment”) to strategically realign the Company’s resources in order to accelerate and grow the Company’s investments in the Company’s largest growth opportunities while streamlining the Company’s operations. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. In November 2022 and July 2023, the Board approved amendments to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend.

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

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$13	to	$14
Facilities-related	5	to	5
Other	—	to	—
Business transformation charges	16	to	17
Total restructuring and business transformation charges	$34	to	$36

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at January 1, 2023	$1,294	$36	$—	$1,330
Charges	2,727	66	1	2,794
Charges settled in cash	(3,072)	(70)	(109)	(3,251)
Charges settled in non-cash	26	(37)	108	97
Balance at September 30, 2023	$975	$(5)	$—	$970

(1)
Balance at September 30, 2023 is recorded in accrued payroll and employee related liabilities on the condensed consolidated balance sheet.
(2)
Balance at September 30, 2023 is recorded in prepaid expenses on the condensed consolidated balance sheet.

Since the inception of the 2022 Strategic Realignment program through September 30, 2023, the Company incurred approximately $15.0 million of restructuring charges, of which $10.4 million was for employee-related expenses, $4.3 million was for facilities-related expenses and $0.2 million for other expenses.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring charges	$2,109	$37	$2,794	$6,779
Business transformation charges:
Cost of revenue	125	259	790	694
Sales and marketing	1,249	426	3,217	634
Research and development	1,670	396	2,810	609
General and administrative	579	106	1,125	2,102
Other income (expense), net	(18)	3	(18)	3
Total business transformation charges	3,605	1,190	7,924	4,042
Total restructuring and business transformation charges	$5,714	$1,227	$10,718	$10,821

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,600 customers as of September 30, 2023. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of September 30, 2023, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $114.2 million and $111.4 million for the three months ended September 30, 2023 and 2022, respectively, representing a period-over-period increase of 3%. We generated revenue of $333.0 million and $314.8 million for the nine months ended September 30, 2023 and 2022, respectively, representing a period-over-period increase of 6%. We had net income of $1.7 million and net loss of $22.1 million for the three months ended September 30, 2023 and 2022, respectively. We had net losses of $28.0 million and $77.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, 18% and 19% of our customers, respectively, were located outside of North America. These customers generated 25% and 26% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 25% and 26% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. North America includes United States and Canada and International aggregates international revenues excluding Canada.

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

Recent Developments

Settlement of 2024 Notes and 2026 Notes

During the three months ended September 30, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”).

Other Business and Macroeconomic Conditions

Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with rising interest rates and inflation, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future, especially if inflation rates continue to rise, on our operating costs including our labor costs, employee availability and wage increases, consequences associated with COVID-19, the Israel and Hamas conflict and the ongoing conflict between Russia and Ukraine which may result in additional stress on the Company’s working capital resources. Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation, which raised concern regarding the stability of other banks in the United States and in particular with respect to regional banks. While we have not been materially impacted by such events to date, if our primary banking partners or the banking partners of our customers were to experience a similar crisis, it may cause a material impact on our liquidity, including the ability to access our cash and cash equivalents, or the liquidity of our customers such as delays in, or failure to, make payments, or reduce their demand for our products.

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

Research and Development

Research and development expense primarily consists of employee-related expenses for research and development staff, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expense also includes the cost of certain third-party services, office-related costs to support research and development activities, software subscriptions and hosting costs. We capitalize certain software development costs that are attributable to developing new applications and adding incremental functionality to our platform and amortize these costs over the estimated life of the new application or incremental functionality, which is generally three years. We focus our research and development efforts on improving our applications, developing new applications and delivering new functionality. After the 2022 Strategic Realignment (as defined below) is completed, we expect a reduction in operational costs.

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

Restructuring

In May 2022, our board of directors (the “Board”) approved a program (the “2022 Strategic Realignment”), as amended, to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Gain (Loss) on Extinguishment of Convertible Notes, Capped Call Modification and Change in Fair Value

Gain (loss) on extinguishment of convertible notes, capped call modification and change in fair value relates to the partial extinguishment of our 2026 Notes and 2024 Notes, extinguishment of our 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”), modification of a capped call agreement related to the 2022 Notes and change in the fair value of 2022 Notes capped call options which were settled in cash.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$114,191	$111,401	$333,028	$314,762
Cost of revenue(1)	33,069	35,447	98,141	100,543
Gross profit	81,122	75,954	234,887	214,219
Operating expenses:
Sales and marketing(1)	36,699	46,580	121,556	133,755
Research and development(1)	23,852	25,177	73,469	75,355
General and administrative(1)	31,204	23,357	80,633	72,786
Restructuring	2,109	37	2,794	6,779
Total operating expenses	93,864	95,151	278,452	288,675
Operating loss	(12,742)	(19,197)	(43,565)	(74,456)
Other income (expense), net	13,501	(2,858)	16,735	(4,633)
Income (loss) before income taxes	759	(22,055)	(26,830)	(79,089)
(Provision for) benefit from income taxes	924	(25)	(1,185)	1,754
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)

(1)
Includes stock-based compensation expense and depreciation and amortization of acquired intangible assets as follows. During 2022, we updated the presentation of the allocation of stock-based compensation capitalized for software development. Interim periods within 2022 have been recast to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense
Cost of revenue	$1,285	$1,978	$4,757	$4,276
Sales and marketing	2,398	6,415	13,346	14,320
Research and development	2,810	3,994	10,306	9,367
General and administrative	2,105	5,020	9,768	11,739
Total	$8,598	$17,407	$38,177	$39,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization expense
Cost of revenue	$6,405	$5,885	$19,084	$17,977
Sales and marketing	352	340	1,106	863
Research and development	305	243	940	657
General and administrative	7,568	8,094	23,158	25,756
Total	$14,630	$14,562	$44,288	$45,253

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	29%	32%	29%	32%
Gross profit	71%	68%	71%	68%
Operating expenses:
Sales and marketing	32%	42%	37%	42%
Research and development	21%	23%	22%	24%
General and administrative	27%	21%	24%	23%
Restructuring	2%	0%	1%	2%
Total operating expenses	82%	85%	84%	92%
Operating loss	(11)%	(17)%	(13)%	(24)%
Other income (expense), net	12%	(3)%	5%	(1)%
Income (loss) before income taxes	1%	(20)%	(8)%	(25)%
(Provision for) benefit from income taxes	1%	(0)%	(0)%	1%
Net income (loss)	1%	(20)%	(8)%	(25)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$114,191	$111,401	$2,790	2.5%

Revenue increased by $2.8 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was due to a $2.8 million increase in sales of our solutions driven by expansion of our customer base from 6,417 customers as of September 30, 2022 to 6,619 customers as of September 30, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$33,069	$35,447	$(2,378)	(6.7)%
Gross margin %	71%	68%

Cost of revenue decreased by $2.4 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $2.1 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 398 and 471 employees as of September 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.5 million decrease in travel risk management, operational resiliency and occupational health solutions costs, a $0.3 million decrease in hosting, software and messaging costs and other costs. These amounts were offset by a $0.5 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software.

Gross margin percentage increased due to revenue growth outpacing cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$36,699	$46,580	$(9,881)	(21.2)%
% of revenue	32%	42%

Sales and marketing expense decreased by $9.9 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $9.4 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 505 and 642 employees as of September 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $0.3 million decrease in office-related expenses, a $0.1 million decrease in software expenses to support the sales team and a $0.1 million decrease in decrease in advertising-related costs and trade show expenses.

Research and Development Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$23,852	$25,177	$(1,325)	(5.3)%
% of revenue	21%	23%

Research and development expense decreased by $1.3 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.3 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 532 and 564 employees as of September 30, 2023 and 2022, respectively. The decrease was also due to a $0.3 million decrease in software-related costs. These decreases were partially offset by a $0.2 million increase in office-related expenses and a $0.1 million increase in professional services to support research and development activities.

General and Administrative Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$31,204	$23,357	$7,847	33.6%
% of revenue	27%	21%

General and administrative expense increased by $7.8 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was due to a $10.3 million increase in professional services and office-related expenses primarily due to an Anvil legal dispute accrual (see Note 17 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) and a $1.0 million increase in allowance for credit losses partially due to a recovery during the three months ended September 30, 2022. These increases were partially offset by a $3.0 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment and a $0.5 million decrease in depreciation and amortization. There were 191 and 216 employees as of September 30, 2023 and 2022, respectively.

Restructuring

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Restructuring	$2,109	$37	$2,072	N/M
% of revenue	2%	0%

Restructuring expense increased by $2.1 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to higher restructuring expenses recognized in the current year related to the 2022 Strategic Realignment initiatives primarily related to an increase of $2.1 million for employee-related expenses.

Other income (expense), net

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$13,501	$(2,858)	$16,359	N/M
% of revenue	12%	(3)%

Other income (expense), net changed to income of $13.5 million from an expense of $2.9 million for the three months ended September 30, 2023 when compared to the same period in 2022. Gain on extinguishment of convertible notes of $12.7 million was recognized during the three months ended September 30, 2023 as compared to a $4.7 million decrease in fair value of 2022 Notes capped call options during the three months ended September 30, 2022, which were to be settled in cash, resulting in a $17.4 million increase in other income (expense), net. The remainder of the increase was due to a $0.6 million decrease in interest expense and a $0.1 million increase in interest income. These amounts were partially offset by a $1.7 million decrease in other income, net primarily due to a settlement of a receivable during the three months ended September 30, 2022.

Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$924	$(25)	$949	N/M
% of revenue	1%	(0)%

A portion of the losses incurred during the three months ended September 30, 2023 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2023. Losses incurred for other operating jurisdictions required a valuation allowance. The benefit from income taxes of $0.9 million generated in the three months ended September 30, 2023 was primarily generated by a reduction in estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income taxes of $0.9 million for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily related to a reduction in estimated cash taxes associated with fiscal year 2023 as compared to what was estimated in the prior quarters of 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$333,028	$314,762	$18,266	5.8%

Revenue increased by $18.3 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was due to a $18.3 million increase in sales of our solutions driven by expansion of our customer base from 6,417 customers as of September 30, 2022 to 6,619 customers as of September 30, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$98,141	$100,543	$(2,402)	(2.4)%
Gross margin %	71%	68%

Cost of revenue decreased by $2.4 million during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $3.2 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 398 and 471 employees as of September 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $1.0 million decrease in travel risk management, operational resiliency and occupational health solutions costs and a $0.1 million decrease in office and other related expenses to support revenue generating activities. These amounts were offset by a $1.1 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.8 million increase in hosting, software and messaging costs and other costs.

Gross margin percentage increased due to revenue growth outpacing cost.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$121,556	$133,755	$(12,199)	(9.1)%
% of revenue	37%	42%

Sales and marketing expense decreased by $12.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $10.2 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 505 and 642 employees as of September 30, 2023 and 2022, respectively. The remaining decrease was principally the result of a $1.3 million decrease in advertising-related costs and trade show expenses, a $0.4 million decrease in office-related expenses and a $0.3 million decrease in software expenses to support the sales team.

Research and Development Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$73,469	$75,355	$(1,886)	(2.5)%
% of revenue	22%	24%

Research and development expense decreased by $1.9 million for the nine months ended September 30, 2023 compared to the same period in 2022. A total of $11.9 million of internally developed software costs during the nine months ended September 30, 2022 and $13.3 million of internally developed software costs during the nine months ended September 30, 2023 were capitalized, resulting in a $1.4 million decrease in research and development expense during the nine months ended September 30, 2023. The decrease was also due to a $0.6 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment and a $0.3 million decrease in software-related costs. There were 532 and 564 employees as of September 30, 2023 and 2022, respectively. These decreases were offset by a $0.4 million increase in office-related and other expenses to support research and development activities.

General and Administrative Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$80,633	$72,786	$7,847	10.8%
% of revenue	24%	23%

General and administrative expense increased by $7.8 million during the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was due to a $10.1 million increase in professional services and office-related expenses primarily due to an Anvil legal dispute accrual (see Note 17 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) and a $3.0 million increase in allowance for credit losses partially due to a recovery during the three months ended September 30, 2022. These increases were partially offset by a $2.7 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment and a $2.6 million decrease in depreciation and amortization. There were 191 and 216 employees as of September 30, 2023 and 2022, respectively.

Restructuring

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Restructuring	$2,794	$6,779	$(3,985)	(58.8)%
% of revenue	1%	2%

Restructuring expense decreased by $4.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to higher restructuring expenses recognized in the prior year related to the 2022 Strategic Realignment initiatives and includes decreases of $4.1 million for facilities-related expenses and $0.2 million for other expenses. These decreases were partially offset by a $0.3 million increase in employee-related expenses.

Other income (expense), net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expense), net	$16,735	$(4,633)	$21,368	461.2%
% of revenue	5%	(1)%

Other income (expense), net changed to income of $16.7 million from expense of $4.6 million for the nine months ended September 30, 2023 when compared to the same period in 2022. Gain on extinguishment of convertible notes of $12.7 million was recognized during the three months ended September 30, 2023 as compared to a $4.7 million decrease in fair value of 2022 Notes capped call options to be settled in cash during the three months ended September 30, 2022 resulting in a $17.4 million increase in other income (expense), net. The remainder of the increase was due to a $3.4 million increase in interest income, a $1.7 million decrease in interest expense and a $0.3 million gain recognized in connection with an asset sale during the nine months ended September 30, 2023. These amounts were partially offset by a $1.4 million decrease in other income, net primarily due to a settlement of a receivable during the three months ended September 30, 2022.

Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$(1,185)	$1,754	$(2,939)	(167.6)%
% of revenue	(0)%	1%

A portion of the losses incurred during the nine months ended September 30, 2023 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2023. Losses incurred for other operating jurisdictions required a valuation allowance. The provision for income taxes of $1.2 million generated in the nine months ended September 30, 2023 was associated with estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income taxes of $2.9 million for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily related to a benefit recorded in 2022 for a change in valuation allowance and realization of losses against deferred tax liabilities established for prior acquisitions.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

•
Adjusted EBITDA. Adjusted EBITDA represents our net income (loss) before interest and investment (income) expense, net, provision for (benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration, and (gain) loss on extinguishment of convertible notes, capped call modification and change in fair value. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, stock-based compensation expense, change in fair value of contingent consideration and (gain) loss on extinguishment of convertible notes, capped call modification and change in fair value. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)
Interest and investment expense, net	(1,416)	(742)	(3,904)	1,124
Provision for (benefit from) income taxes	(924)	25	1,185	(1,754)
Depreciation and amortization	14,630	14,562	44,288	45,253
Stock-based compensation	8,598	17,407	38,177	39,702
2022 Strategic Realignment	5,714	1,227	10,718	10,821
Anvil legal dispute accrual	8,064	—	8,064	—
Change in fair value of contingent consideration	—	—	—	(57)
(Gain) loss on extinguishment of convertible notes, capped call modification and change in fair value	(12,658)	4,770	(12,658)	4,770
Adjusted EBITDA	$23,691	$15,169	$57,855	$22,524

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$17,009	$18,035	$42,954	$15,813
Capital expenditures	(1,945)	(225)	(4,124)	(2,951)
Capitalized software development costs	(4,835)	(4,173)	(12,704)	(11,609)
Free cash flow	10,229	13,637	26,126	1,253
Cash payments for 2022 Strategic Realignment	5,269	1,760	10,951	8,079
Adjusted free cash flow	$15,498	$15,397	$37,077	$9,332

•
Additional Supplemental Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): amortization of acquired intangibles, stock-based compensation expense, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration, accretion of interest on convertible senior notes, (gain) loss on extinguishment of convertible notes, capped call modification and change in fair value and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP income. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. We believe that excluding the Anvil legal dispute accrual, which reflects an estimated potential liability in connection with a lawsuit filed in April 2022 by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) (see Note 17 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), allows for more meaningful comparisons between operating results from period to period as the litigation expense being excluded is not considered a normal, recurring expense, does not have a direct correlation to the operations of our business and is outside of the ordinary course of business due to the lack of frequency of similar cases that have been brought against us to date, the complexity of the case and the nature of the remedies sought. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding (gain) loss on extinguishment of convertible notes, capped call modification and change in fair value allows for more meaningful comparisons between operating results from period to period as gains and losses on the extinguishment of convertible notes, capped call modifications and change in fair value are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit	$81,122	$75,954	$234,887	$214,219
Amortization of acquired intangibles	1,980	2,790	6,530	9,055
Stock-based compensation	1,285	1,978	4,757	4,276
2022 Strategic Realignment	125	259	790	694
Non-GAAP gross profit	$84,512	$80,981	$246,964	$228,244

The following table reconciles our GAAP gross margin to non-GAAP gross margin(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross margin	71.0%	68.2%	70.5%	68.1%
Amortization of acquired intangibles margin	1.7%	2.5%	2.0%	2.9%
Stock-based compensation margin	1.1%	1.8%	1.4%	1.4%
2022 Strategic Realignment margin	0.1%	0.2%	0.2%	0.2%
Non-GAAP gross margin	74.0%	72.7%	74.2%	72.5%

(1)
Columns may not add up to 100% due to rounding.

The following table reconciles our GAAP net income (loss) to non-GAAP net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,683	$(22,080)	$(28,015)	$(77,335)
Amortization of acquired intangibles	8,979	10,328	27,988	33,128
Stock-based compensation	8,598	17,407	38,177	39,702
2022 Strategic Realignment	5,714	1,227	10,718	10,821
Anvil legal dispute accrual	8,064	—	8,064	—
Change in fair value of contingent consideration	—	—	—	(57)
Accretion of interest on convertible senior notes	684	1,168	2,122	3,492
(Gain) loss on extinguishment of convertible notes, capped call modification and change in fair value	(12,658)	4,770	(12,658)	4,770
Income tax adjustments	(841)	(510)	(1,918)	(1,321)
Non-GAAP net income	$20,223	$12,310	$44,478	$13,200

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $97.7 million as of September 30, 2023. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of September 30, 2023, our commitments to settle contractual obligations include $363.7 million principal amount of indebtedness under the 2026 Notes and 2024 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $26.6 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$221,882	$477,479	$201,594	$492,758
Net cash provided by operating activities	17,009	18,035	42,954	15,813
Net cash used in investing activities	(6,692)	(4,381)	(12,372)	(14,590)
Net cash used in financing activities	(130,357)	(450)	(130,263)	(999)
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,295)	(1,010)	(1,366)	(3,309)
Cash, cash equivalents and restricted cash at end of period	$100,547	$489,673	$100,547	$489,673

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

Operating activities generated $43.0 million in cash in the nine months ended September 30, 2023, primarily as a result of non-cash operating expenses of $87.2 million which was offset by our net loss of $28.0 million and $16.3 million in cash used as a result of changes in operating assets and liabilities. Included in the $43.0 million cash provided by operating activities was $11.0 million cash paid related to the 2022 Strategic Realignment. Specifically, we recognized non-cash charges aggregating to $44.3 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $38.2 million for stock-based compensation, $14.5 million for amortization of deferred commissions, $2.2 million for provision for credit losses and $2.1 million related to the accretion of interest on our convertible senior notes, partially offset by $12.7 million gain on extinguishment of convertible notes, capped call modification and change in fair value, $1.0 million for deferred income taxes and $0.4 million for gain on disposal of assets. The net change in operating assets and liabilities of $16.3 million reflected an $18.8 million increase in deferred cost, an $11.9 million decrease in deferred revenue, a $5.3 million decrease in other liabilities, a $6.1 million decrease in accrued payroll and employee related liabilities, a $2.1 million increase in other assets and a $1.6 million increase in prepaid expenses. These amounts were offset by a $25.4 million decrease in accounts receivable, a $2.1 million increase in accrued expenses and a $1.9 million increase in accounts payable.

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

Investing activities used $12.4 million in cash in the nine months ended September 30, 2023, which consists of a $12.7 million investment in software development, $4.1 million in purchases of property and equipment offset by $4.4 million cash received from the sale of assets and $0.1 million attributed to a landlord reimbursement.

Investing activities used $14.6 million in cash in the nine months ended September 30, 2022, which consists of a $11.6 million investment in software development, $3.0 million in purchases of property and equipment and $1.2 million to settle certain Anvil acquisition purchase liabilities, offset by $1.2 million attributed to a landlord reimbursement.

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

We may from time to time seek to retire or purchase additional outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such repurchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

Financing activities used $130.3 million of cash in the nine months ended September 30, 2023, which reflects $129.6 million in payments for the extinguishment of the 2026 Notes and 2024 Notes, $6.2 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units and $0.1 million in other financing activities partially offset by $4.3 million from the issuance of stock under our employee stock purchase plan and $1.3 million from the exercise of stock options.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100 basis point change in overall interest rates were to occur in 2023, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of September 30, 2023.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes of which $300.3 million remain outstanding as of September 30, 2023. During the three months ended September 30, 2023, we paid approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of the 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes of which $63.5 million remain outstanding as of September 30, 2023. During the year ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes. During the three months ended September 30, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of the 2024 Notes. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible as of September 30, 2023.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $97.7 million as of September 30, 2023, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. During the nine months ended September 30, 2023, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2023, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted “Rule 10b5-1 trading arrangements” (as such term is defined in Item 408(a) of Regulation S-K).

Name and Title	Action Taken (Date of Action)	Expiration Date	Aggregate Number of Shares of Common Stock to be Sold
Noah F. Webster, Chief Legal and Compliance Officer	Adoption (September 6, 2023)	January 31, 2025	Up to 28,746 shares(1)
John Di Leo, Chief Revenue Officer	Adoption (September 7, 2023)	March 31, 2025	See footnote(2)
Bryan Barney, Executive Vice President and Chief Product Officer	Adoption (September 13, 2023)	January 31, 2025	Up to 50,730 shares(3)
Patrick Brickley, Executive Vice President and Chief Financial Officer	Adoption (September 15, 2023)	March 31, 2025	See footnote(4)
Phillip E. Huff, Chief Accounting Officer and Corporate Controller	Adoption (September 15, 2023)	March 31, 2025	See footnote(5)

(1)
Includes (1) 14,373 shares subject to restricted stock unit (“RSU”) awards previously granted to Mr. Webster that may vest and be released to him on or before January 31, 2025 upon satisfaction of the applicable service-based vesting conditions and (2) up to 14,373 shares subject to performance-based restricted stock unit (“PSU”) awards previously granted to Mr. Webster that may vest and be released to him on or before January 31, 2025 upon satisfaction of the applicable performance-based vesting conditions. The actual number of shares that may vest and be released to Mr. Webster pursuant to PSU awards and that will be subject to the Rule 10b5-1 trading arrangement upon satisfaction of the applicable performance conditions is not yet determinable.
(2)
This Rule 10b5-1 trading arrangement includes shares to be sold to satisfy tax withholding obligations arising from the vesting of 50,000 RSUs previously granted to Mr. Di Leo that may vest and be released to him on or before March 31, 2025 upon satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be subject to the Rule 10b5-1 trading arrangement is not yet determinable.
(3)
This Rule 10b5-1 trading arrangement includes (1) shares to be sold to satisfy tax withholding obligations arising from the vesting of 50,000 RSU awards previously granted to Mr. Barney that may vest and be released to him on or before January 31, 2025 upon satisfaction of the applicable service-based vesting conditions, (2) up to 100% of such shares remaining after the satisfaction of such tax withholding obligations and (3) up to 730 owned shares.
(4)
This Rule 10b5-1 trading arrangement includes shares to be sold to satisfy tax withholding obligations arising from the vesting of (1) 59,137 RSU awards previously granted to Mr. Brickley that may vest and be released to him on or before March 31, 2025 upon satisfaction of the applicable service-based vesting conditions and (2) up to 6,903 PSU awards previously granted to Mr. Brickley that may vest and be released to him on or before March 31, 2025 upon satisfaction of the applicable performance-based vesting conditions. The actual number of shares that may vest and be released to Mr. Brickley pursuant to PSU awards upon satisfaction of the applicable performance conditions is not yet determinable. Moreover, the actual number of shares that will be subject to the Rule 10b5-1 trading arrangement is not yet determinable.
(5)
This Rule 10b5-1 trading arrangement includes (1) shares to be sold to satisfy tax withholding obligations arising from the vesting of (a) 6,204 RSU awards previously granted to Mr. Huff that may vest and be released to him on or before March 31, 2025 upon satisfaction of the applicable service-based vesting conditions and (b) up to 3,981 PSU awards previously granted to Mr. Huff that may vest and be released to him on or before March 31, 2025 upon satisfaction of the applicable performance-based vesting conditions and (2) up to 35% of such shares remaining after the satisfaction of such tax withholding obligations. The actual number of shares that may vest and be released to Mr. Huff pursuant to PSU awards upon satisfaction of the applicable performance conditions is not yet determinable. Moreover, the actual number of shares that will be subject to the Rule 10b5-1 trading arrangement is not yet determinable.

Amendments to Bylaws

On November 7, 2023, our Board approved amendments to our Second Amended and Restated Bylaws (the “Bylaws”), which became effective the same day. Among other things, the amendments:

•
update the advance notice provisions that apply where a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address newly adopted Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring:
•
any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
•
the nomination of each proposed director nominee other than our nominees be disregarded (notwithstanding that the nominee is included as a nominee in our proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by us (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
•
that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
•
certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term;

•
additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies; and
•
that whenever a document or information must be delivered to us under the advance notice provisions such document or information must be in writing exclusively and must be delivered exclusively by hand, or by certified or registered mail, return receipt requested.
•
require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board; and
•
make certain other technical, modernizing and clarifying changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Third Amended and Restated Bylaws of Everbridge, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.	X

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

Everbridge, Inc.

Date: November 9, 2023	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Patrick Brickley
Patrick Brickley
Executive Vice President and Chief Financial Officer