Form 10-K
period 2023-12-31
EVERBRIDGE, INC.
filed 2024-02-27
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market on such date, was approximately $1.1 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s Common Stock outstanding as of February 21, 2024 was 41,320,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goals,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these terms and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our proposed acquisition by entities affiliated with Thoma Bravo, L.P. (“Thoma Bravo”);
•
our expectation regarding the timing and completion of the proposed acquisition by entities affiliated with Thoma Bravo;
•
the effect of recent changes in our senior management team on our business;
•
our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weakness in internal control over financial reporting in the anticipated timeframe, if at all;
•
our ability to continue to add new customers, maintain existing customers and sell new products and professional services to new and existing customers;
•
the impact that global economic conditions may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;
•
the potential impact of macroeconomic events such as the COVID-19 pandemic, the ongoing war in Ukraine or the evolving situation in the Middle East;
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
•
perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers’ systems, unscheduled downtime or outages;
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

Item 1. Business.

Unless otherwise stated in this Annual Report on Form 10-K, references to “Everbridge,” “we,” “us,” and “our” refer to Everbridge, Inc. and its consolidated subsidiaries.

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. Boston Consulting Group defines resilience as ‘a company’s capacity to absorb stress, recover critical functionality, and thrive in altered circumstances.’ During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as Information Technology (“IT”) outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, Short Message/Messaging Service (“SMS”) and email, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Our individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Risk Intelligence, Public Warning, Community Engagement, Crisis Management, CareConverge, Control Center, Travel Protector, SnapComms and E911. Everbridge applications leverage our Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global Critical Event Management (“CEM”) platform is a significant competitive advantage in the resilience market for CEM solutions.

In critical situations, the speed at which threats are assessed and information is transmitted and accessed is essential. Accordingly, organizations must be able to aggregate multiple types of threat and incident data and determine whether their people, assets, or suppliers could be impacted, rapidly deliver messages that are tailored to multiple, specific audiences, in precise locations and be assured of delivery. Further, the proliferation of mobile and digital communications, and the effects of the global pandemic, have resulted in individuals spending less time in a fixed office location, and this trend makes it more complicated for organizations to protect their employees. These developments have made it imperative that organizations be able to locate travelling or remote workers to determine who might be impacted by a critical event, and that critical communications be delivered via voice, SMS and email, as well as to social media, outdoor signage and personal computers.

During public safety threats and critical business events, the ability to gather, organize and analyze data in real time, and to enable secure, scalable, reliable and automated communications to people can be essential to saving lives, protecting assets and maintaining businesses. Further, the ability to rapidly organize a response by locating available responders and using automation to reduce the time required to initiate action can also result in significant economic savings, as, for example, each minute of unplanned IT downtime costs organizations an average of approximately $12,900, according to Enterprise Management Associates (“EMA”) research in conjunction with BigPanda. According to Boston Consulting Group, in critical situations resilient organizations produce better outcomes by lowering impact, enabling higher recovery speed, and greater recovery extent.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,700 customers as of December 31, 2023. As of December 31, 2023, our customers were based in over 87 countries and included the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We derive most of our revenue from subscriptions to our critical communications applications. Subscription services revenue represented 91% of our total revenue in 2023 and 89% of our total revenue in each of 2022 and 2021. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform, as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

Recent Developments

Proposed Merger with Thoma Bravo

On February 4, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time (except for certain shares specified in the Merger Agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $28.60 per share, without interest and subject to applicable withholding taxes.

The agreement includes a 25-day “go-shop” period expiring on 11:59 p.m. Eastern Time on February 29, 2024, which permits our Board of Directors (the “Board”) and advisors to actively initiate and solicit alternative acquisition proposals from certain third parties, as described in the Merger Agreement. Our Board has the right to terminate the Merger Agreement to accept a superior proposal subject to the terms and conditions of the Merger Agreement. We do not intend to disclose developments with respect to the solicitation process unless and until we determine such disclosure is appropriate or otherwise required.

Completion of the Merger remains subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of common stock of the Company, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) and the receipt of other specified regulatory approvals and (3) the absence of an order or law preventing the Merger.

Either the Company or Parent may terminate the Merger Agreement under certain circumstances, including if (1) the Effective Time has not occurred by August 4, 2024 (the “Termination Date”), which may be extended to November 4, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger or (3) the stockholders of the Company fail to adopt the Merger Agreement.

Upon completion of the transaction, Everbridge will become a privately held company and will continue to operate under the Everbridge name and brand. The transaction is expected to close in the second calendar quarter of 2024, subject to customary closing conditions and approvals. For further information, see Note 21, Subsequent Events, of the notes to consolidated financial statements.

Appointment of New Chief Financial Officer and Departure of Chief Financial Officer

Pursuant to a preexisting succession plan, on February 4, 2024, we appointed David Rockvam as Executive Vice President and Chief Financial Officer, effective immediately. Mr. Rockvam succeeds Patrick Brickley whose last day of employment will be March 15, 2024, after which time he will remain as a consultant to assist with the transition under the terms of a consulting agreement described below.

On February 4, 2024, Mr. Brickley entered into a consulting agreement with us. The term of the consulting agreement begins on February 17, 2024 and ends on December 31, 2024, unless terminated earlier by us for “cause.”

Departure of Chief Accounting Officer

On February 26, 2024, Phillip E. Huff, our Chief Accounting Officer and principal accounting officer, provided notice he was resigning from his position as Chief Accounting Officer, effective March 22, 2024, and entered into a consulting agreement with us. The term of the consulting agreement begins on March 23, 2024 and ends on May 10, 2024, unless terminated earlier by us for “cause.” For additional information, see “Departure of Chief Accounting Officer” set forth in Part II, Item 9B of this Annual Report on Form 10-K.

Litigation Settlement Agreement

On January 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with respect to a previously disclosed lawsuit filed in the United Kingdom Commercial Court against us and Everbridge Holdings Limited, our wholly-owned subsidiary, by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited. Under the terms of the Settlement Agreement, we paid $25 million to settle the claims. For further information, see Note 19, Commitments and Contingencies, of the notes to consolidated financial statements.

Convertible Notes Repurchases and Capped Call Partial Termination

During the three months ended September 30, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of our 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) and approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of our 0% convertible senior notes due March 15, 2026 (the “2026 Notes”). Additionally, during the three months ended December 31, 2023, we partially terminated capped call options entered into in connection with the 2024 Notes and received approximately $33 thousand.

2022 Strategic Realignment Amendment

On May 3, 2022, our Board approved a program (the “2022 Strategic Realignment”) to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations, as amended in November 2022. On July 27, 2023, our Board approved an additional amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of workforce and other third-party spend. The 2022 Strategic Realignment is expected to be substantially completed by the first half of fiscal 2024.

Florida Division of Emergency Management Contract

On April 21, 2023, we reported that we were notified of the termination of our contract (the “Contract”) with the Florida Division of Emergency Management (“FDEM”) one year early, effective June 30, 2023. On April 27, 2023, we entered into a Contract amendment with the FDEM that rescinds the termination and modifies the end date of the Contract to December 31, 2023. The amendment also added an option for a six-month renewal of service, which was exercised, to June 30, 2024, the original length of the Contract.

Industry Background

Over the past two decades, methods to assess critical events and to automate, accelerate and digitally transform the process of managing and responding to such events have evolved rapidly, in tandem with advances in technology, to include automated or system-generated responses, such as voice calls, text messages, emails, social media and outdoor digital signage. In critical situations, the speed at which threats are assessed and information is transmitted is essential.

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

Key Benefits of Our Solutions and Competitive Strengths

Everbridge was founded with a vision to help organizations keep their people (employees, contractors, customers, residents, visitors) safe and operations running amid the many types of public safety and critical business events that pose threats. Our CEM solutions enable organizations to anticipate, mitigate, respond to, and recover from critical events, on a single platform. Key benefits of our solutions and competitive strengths include the following:

•
Comprehensive, Enterprise-Scale Platform. The core of our solutions is our Critical Event Management platform, which provides multiple layers of redundancy to assure uptime and delivery of communications regardless of volume or throughput requirements. The platform is secure, scalable and reliable, enabling the delivery and verification of communications virtually anywhere, in any volume, in near real-time. In 2023, we delivered billions of interactions through our globally distributed data centers.

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
•
Out-of-the-Box, Scalable and Mobile Applications. Our SaaS-based applications are out-of-the box, enterprise-ready and can be utilized without customer development, testing or ongoing maintenance. Regardless of a customer’s or prospect’s size or needs, our applications are built to scale to its largest and most complex critical communications requirements.
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
•
Large, Dynamic and Rich Communications Data Asset. As of December 31, 2023, our data asset consists of our contact databases with connections from more than 6,700 customers based in over 87 countries. Our contacts databases, which we refer to as contact stores, are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notifications from our Community Engagement application. Our contact stores are repositories for contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.
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

•
Robust Security, Industry Certification and Compliance. Our platform is built on a secure and resilient infrastructure with multiple layers of redundancy. Many of our enterprise applications are designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with the standards under FINRA and Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”). Our Everbridge Suite solution achieved authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received certification under International Organization for Standardization, or ISO, 27001 and also received Cloud Computing Compliance Controls Catalogue (“C5”) accreditation under the Federal Office for Information Security in Germany. In 2020, we received ISO 27701 compliance, the privacy extension to ISO 27001. In 2024, we are continuing the expansion of our FedRAMP authorization more fully across the Critical Event Management platform.
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
•
Next-Generation, Open Architecture. We developed our platform to easily integrate our applications with other systems. Our solutions provide open Application Program Initiatives (“APIs”), and configurable integrations, enabling our platform to work with our customers’ and partners’ pre-existing processes and solutions, and increasing the business value we deliver.
•
Actionable Reporting and Analytics. Our platform provides real-time dashboards, advanced map-based visualization and ad-hoc reporting across notifications, incidents and contacts. This information is easily accessed for required after-event reviews, continuous process improvements and regulatory compliance.

Our Growth Strategy

We intend to drive growth in our business by building on our position as a global provider of resilience solutions with critical event management, critical communications and enterprise safety applications. Key elements of our growth strategy include:

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

•
Expand Our Partner Ecosystem. We continue to expand our strategic partnerships with our channel partners, technology partners, and system integrators. We intend to further expand our partner ecosystem to open up new channels to market and to enable our customers to succeed with our technology and platform in their operations and business processes.
•
Introduce New Platform Improvements and Innovation to Target New Markets and Use Cases. Our platform is highly flexible and can support the development of new applications to meet evolving safety and operational challenges. For example, throughout 2023, we announced a number of new platform enhancements to provide enterprises and governments with comprehensive risk intelligence and physical and digital resilience solutions. Leveraging our global network of over 36,000 security threat data sources, Everbridge’s situational awareness reports helped multi-national organizations around the world to navigate the Israel and Hamas conflict and the ongoing crisis in the Ukraine. We introduced Everbridge 360™ which combines our Risk Intelligence, Communications, Collaboration, and Coordination capabilities into a single, modernized platform, streamlining operations and simplifying user experiences. Everbridge 360 represents our most comprehensive, unified user interface to date, providing unparalleled intelligence and innovative capabilities to manage critical events seamlessly. We announced an important new patent related to the use of Artificial Intelligence (“AI”), applicable to technology such as analytics dashboards for CEM software systems. The patent granted to Everbridge highlights innovation with broad applicability, including pattern-recognition algorithms that operate on risk data to identify critical event management trends in order to execute visualizations via a graphical user interface. Also, we introduced a new AI-powered situational awareness tool, DigitalOps Insights, enabling incident commanders and resolvers to gain deep visibility into IT service disruptions. Available as part of Everbridge’s Digital Operations solutions bundle, DigitalOps Insights powered by xMatters provides Operations, IT, Network Operations Center, Security Operations Center, Service Desk, DevOps, and Site Reliability Engineer teams with enriched signals for better insight and actionable recommendations to accelerate response and minimize business impacts from service interruptions, unplanned events, and patch or security incidents.
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

Additional core technical attributes of our platform include:

•
Monitors more than 100 types of threat data and aggregates more than 36,000 security threat data sources for situation assessment and risk monitoring.

•
Multi-tenant architecture that supports multiple layers of redundancy to maximize uptime and delivery of critical content, regardless of volume or throughput requirements.
•
Dynamic spatial/geographic information system capability to geo-target communications by zip code, street address or a specific radius from a location.
•
Support for two-way communications and alerting across a comprehensive range of different communication channels and devices, including wireless phones, landlines, hand-held communication and other voice-capable devices, desktop, satellite communication, cell broadcast, location-based SMS, SMS, two-way radios, TV, outdoor digital signage, sirens and internet enabled devices, social media and websites.
•
Designed to meet rigorous security and compliance requirements for financial services firms, healthcare institutions, the U.S. federal government and other regulated industries, including facilitating compliance with health care requirements such as HIPAA’s privacy and security obligations. We also have products that comply with NIST 800-53, holding more than 15 FedRAMP authorizations.
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

Our Contact Stores

Our contact stores manage contact profiles and connections from more than 6,700 customers based in over 87 countries as of December 31, 2023. They are initially created through an upload of contacts from the customer and are automatically updated with the most current contact information provided by the customer or by individuals who opt-in to receive notification from our Community Engagement application. Our contact stores are simultaneously enriched by geographic, situational and other real-time data. Our contact stores are repositories for contact details, attributes and business rules and preferences, such as a person’s last-known location, language spoken, special needs, technical certifications and on-call status.

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
•
Critical Internet of Things (“IoT”) communications between machines and from machines to people.
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

•
Security and Compliance. Our Everbridge Suite solution achieved authorization under FedRAMP in 2018, that required satisfying a rigorous security and risk management review process and which we believe provides an advantage for selling into the U.S. federal sector. In 2019, our Critical Event Management platform received ISO 27001 certification and also received C5 accreditation under the Federal Office for Information Security in Germany.
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

Our Comprehensive Customer Support Services

We are committed to the success of our customers. We demonstrate this commitment by offering a comprehensive set of support services to help our customers get started quickly, follow best practices, and realize on-going value from our critical communications solution. Our support services include:

•
Rapid Onboarding. We leverage a proven methodology and domain expertise, honed through thousands of Critical Event Management customer on-boardings worldwide, to enable rapid use of our platform and compliance with industry best practices. The average implementation time for standard implementations for new customers purchasing our solutions is 6 hours.
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

Our Customers

Our customer base has grown from 867 customers at the end of 2011 to more than 6,700 customers as of December 31, 2023. We define a customer as a contracting entity from which we generated $200 or more of revenue in the prior month, either directly or through a channel partner. As of December 31, 2023, our customers were based in over 87 countries and included the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education, and professional services. For the year ended December 31, 2023, 25% of our revenue was generated from public sector customers and 75% from private sector customers.

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

Our Competition

The market for CEM solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging companies, many of whom are single product or single market focused, as well as in-house solutions. We view CEM as a holistic solution that allows organizations to digitally transform their critical event management processes. These processes are siloed in a variety of ways in different organizations. Similarly, solutions from competitors in the field often are siloed by smaller functions across the holistic CEM solution. CEM includes Mass Notification, Risk Control, Public Warning, IT Alerting and Incident Management, and Control Center systems. The primary competitors for our Mass Notification applications include AlertMedia, BlackBerry Limited, F24 AG, OnSolve, LLC and Rave Mobile Safety. The primary competitors for our Risk Center application include Crisis24 Limited and Dataminr, Inc. The primary competitors for our Public Warning application include Celltick, Intersec and Genasys, Inc. For IT Alerting and Incident Management, our primary competitor is PagerDuty, Inc. For Control Center, our primary competitor is Genetec. The primary competitors for our Travel Risk Management application include Crisis24 and International SOS. Some competitors in siloed solutions are beginning to converge and build strategies that follow our CEM platform strategy. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of targeted and contextually relevant critical communications. In a recent technology research report, Everbridge was recognized as a leader in The Forrester Wave™: Critical Event Management Platforms, Q4 2023 analysis. Everbridge received the highest possible score in fifteen criteria including: vision, innovation, partner ecosystem, as well as criteria within the current offering category, including employee mass communication, physical threat intelligence, travel risk management, orchestration and automation, and reporting and analytics, among others.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.

We have numerous issued patents and patent applications pending in the United States and in various other countries. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

We have registered the “EVERBRIDGE,” “NIXLE” and “VISUAL COMMAND CENTER” marks in the United States and have registered the “EVERBRIDGE” mark in the United Kingdom and the European Union. We have registrations and/or pending applications for additional marks in the United States and in various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health care clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that create, receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates and their downstream subcontractors.

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

In the United States, many federal, state, and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California enacted the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action to enforce data breaches resulting from the covered entity’s violation of its duty to implement and maintain reasonable security measures.

Our healthcare customers are subject to broad healthcare fraud and abuse laws that may require us to modify our typical business practices and the manner in which we interact with these customers to ensure compliance with such healthcare fraud and abuse laws.

For a discussion of risks related to these various areas of government regulation, see Risk Factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital Management

Culture and Governance

Culture

We believe that our culture has been a key contributor of our success to-date and that our mission, with the critical nature of the solutions that we provide, promotes a sense of greater purpose and fulfillment for our employees. We have invested in building an intentional global culture and believe it represents one of our most important and sustainable sources of competitive advantage. We are committed to making sure that every team member understands our core values which shape our culture and define who we are:

•
Customer First: We always strive to elevate the voice of our customers. We believe exemplary performance is made possible when we turn our attention towards those we serve, both internally and externally.
•
Learning: We empower others with knowledge and believe in fostering a workplace where employees and teams are fueled by innovation and learning.
•
Integrity: We do the right thing even when nobody is watching. We behave honestly, and consistently adhere to the highest ethical standards because it is the right thing to do.
•
People: People are the heart of our mission. We believe in empowering people to create positive change and we celebrate employees as wholly unique individuals, ensuring they can achieve wellbeing, connection, and fulfillment.

To drive adoption, we re-designed our peer-to-peer annual employee recognition program in 2023 to recognize employees who embody our core values. We received over 180 nominations and recognized 29 employees from across the globe. Employees recognized as part of this program were invited to participate in a values-based leadership development program as well as receive career mentoring from members of the Executive Leadership Team.

Further, we launched our first annual Volunteer Week to drive employee engagement with our People value by supporting local causes and philanthropic events in their communities. Through this program, employees participated in group, individual, and virtual events across several countries, supporting projects in the communities where our employees live and work.

Governance

Our Board and Board committees provide oversight on certain human capital matters. The Compensation Committee of our Board acts on behalf of the Board to review, adopt and approve our compensation strategy, policies, plans and programs, including, among others, reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management, evaluating and approving the compensation plans and programs advisable for us, and administration of our equity compensation plans, stock purchase plan, bonus plans, and other similar plans and programs.

2022 Strategic Realignment

During 2022, our Board approved the 2022 Strategic Realignment, as amended, which includes a targeted realignment and reduction of headcount, facilities and other third-party spend. For further information, see Note 20, Restructuring and Restructuring-Related Activities, of the notes to consolidated financial statements.

Diversity and Inclusion

We prioritize diversity, equity, inclusion and belonging (“DEIB”) to create a workplace that reflects the customers and populations we serve. We demonstrate our commitment to DEIB by focusing on several key initiatives. This includes aligning our hiring and recruiting practices to attract a diverse and talented workforce; creating employee resource groups dedicated to celebrating and empowering communities within our organization, including women, employees of color, employees who identify as LGBTQ+, and members of the military and first responders; and supporting a growing ecosystem of minority-owned and led suppliers and partners. As of December 31, 2023, 33% of our global workforce was female, 22% of vice president and above roles globally were female, and non-Caucasian employees represented 26% of our U.S. workforce. We are committed to increasing the diversity of our workforce, and during the year ended December 31, 2023, 31% of our U.S. hires were female and 21% were non-Caucasian.

Additionally, in 2023 we created an internal steering committee and engaged an external consultant to evaluate our DEIB strategy and overall effectiveness. We completed an initial assessment of our current practices and expect to execute a roadmap to address gaps in 2024.

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

Workforce, Recruiting, Development and Retention

Workforce Size

As of December 31, 2023, we had 1,593 full-time employees, including 393 in data center operations and customer support, 488 in sales and marketing, 528 in research and development and 184 in general and administrative. As of December 31, 2023, we had 804 full-time employees in the United States and 789 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Recruiting

Our key talent philosophy is to develop talent from within and supplement with external hires. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. Measurements of our progress include the percentage of internal candidates sourced and attrition rates. During 2023, 4% of positions were filled by candidates sourced internally and our attrition rate was 16%. We also develop our talent pipeline with programs such as our internship program. During 2023, we engaged over 40 interns across various departments and geographies, representing approximately 40% gender diversity.

Workforce Development

We are committed to investing in our employees through professional training and development to ensure the highest possible performance for our customers while retaining our employees to grow their careers at Everbridge. We achieve this through several avenues, including skills training within functional departments, education reimbursement and a manager development program, Leading High Performing Teams (“LHPT”). LHPT is an evolution of our Manager Development Program, which was created to help grow our people managers and provide a path to leadership. We offer a wide variety of content and resources to maximize development. Since the program started in 2019, hundreds of employees have participated in training and there was approximately 95% agreement by respondents that the program was beneficial and should be continued.

The Everbridge Performance Management Program was designed to meet several key objectives including providing feedback to enhance performance, providing developmental guidance to grow skills, experience and careers, aligning individual effort to organizational objectives and recognizing achievements and contributions. During 2023, participation in the annual review process was 95%.

In 2023, we invested in LinkedIn Learning®, a powerful platform providing access to over 16,000 courses and videos covering a wide range of topics, including business, technology, creative skills, and more. LinkedIn Learning® supports employees to develop new skills, enhance job performance, and stay up-to-date with the latest trends and best practices in their roles and across the industry. As an organization, we leveraged the platform to provide training to all employees related to AI and Digital Dexterity to support remote-first work and in the first year, employees completed approximately 13 thousand video modules and over 400 courses in the platform.

The Nominating and Corporate Governance Committee of our Board develops and periodically reviews with our Chief Executive Officer plans for succession to the offices of our executive officers and makes recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions.

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

In 2022, we launched an annual Manager Effectiveness Survey to give additional focus to our people leaders and use this specific feedback to understand what is going well, and where we have opportunities for growth within our management group. We utilize the results to determine what learning and development initiatives we can provide to our leaders that will be the most impactful to ensure we achieve our company’s objectives and key results in 2024.

In 2023, we launched a Digital First initiative and framework to make Everbridge a best in class, digital-first enterprise. As part of this initiative, we reviewed the need to make space for building common understanding, psychological safety and prosocial purpose that are the foundation of high-performing teams in order to be successful in a remote-first environment during our bi-annual leadership meeting. Common understanding involves getting clarity of the team’s tasks and the talents of each team member; psychological safety is built from respect and trust in the team; and prosocial purpose is connecting our work to the benefit of others. To that end, each leader who attended the training is creating team charters which are intended to help us be intentional about developing shared understanding and help improve the way we work together. We expect the team charters to be completed in 2024.

Environmental, Social and Governance

Our 2023 Everbridge Sustainability Report, available on our website at https://www.everbridge.com/about/sustainability-at-everbridge/ (the contents of our website are not a part of this Annual Report on Form 10-K and are not incorporated by reference herein), highlights how our solutions play a key role in supporting our customers’ environmental, social and governance (“ESG”) goals and the actions we are taking to improve our own resilience by tracking and measuring our impact on the environment, how we’re investing in our employees and how we are improving our overall governance.

Under the oversight of our Board, directly and indirectly through its various committees, we have taken important steps to refine our own approach to sustainability by enhancing disclosure pertaining to ESG and developing new policies and processes to align our strategy and operations with key sustainability principles. We are also exploring ways to use our proprietary technology to gather and analyze alerting trends which can enable us to identify the environmental risks that are most likely to impact the safety of our employees.

Our Approach to Sustainability

Everbridge’s sustainability program comprises of two core pillars: customer benefits delivered by our platform to governments, citizens and employees, and our internal focus on being an exemplary corporate steward. Our 2023 Sustainability Report seeks to highlight ESG impacts that are pertinent to our business.

ESG Solutions

We empower enterprises and government organizations to anticipate, mitigate, respond to and recover stronger from critical events. Our Public Safety solutions protect residents, government officials and visitors. Our People Resilience Solutions enable organizations with hybrid work environments to protect their people whether they are working from home, remotely or on-site. Our unique suite of solutions supports businesses, executives and security professionals in upholding “Duty of Care” to keep their people safe at home, in the office or traveling and in upholding “Duty of Loyalty” to establish and monitor information systems related to oversight of mission critical risks.

Governance

Everbridge believes that doing business with integrity is the only way to do business. We are committed to our uncompromising ethical standards and to setting best practices for our industry. Our business is grounded in responsible corporate governance, reporting and business practices that we believe strengthen long-term value for our stakeholders.

Social

Just as our solutions foster resilient communities, we similarly cultivate a safe, supportive and inclusive environment where our own employees can thrive. We are a mission-driven organization with a demonstrated commitment to our employees’ success. We invest in the professional and personal growth of our workforce and bring together diverse perspectives to solve complex challenges. Our people build and own the company culture, enforce our values and fuel our continued innovation and growth.

Environmental

•
Solutions for Climate Adaptation. Across the globe, both public and private sectors are more concerned than ever about addressing climate change and its associated risks. During severe weather events, enterprises, educational institutions and government agencies have a responsibility to respond effectively and efficiently in order to protect people, assets and facilities from harm. As a result, changes in laws and business practices may create more demand for our products in the short and long term.

Everbridge’s Public Safety solutions protect residents, government officials and visitors and play a critical role in nations’ climate adaptation and pandemic prevention strategies by offering efficient and effective early warning and preparedness systems. The alerts provided during climate-related disasters, including floods, wildfires and tsunamis are vital for enabling citizens to reach safety and protect their material property. Furthermore, maintaining a consistent state of readiness for medical and emergency supplies serves as a fundamental measure in preventing and controlling pandemic surges, as demonstrated in the case of COVID-19.

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

Managing Environmental Impact and Risks

•
Climate Strategy. During 2023, in accordance with the Taskforce for Climate-Related Financial Disclosures (“TCFD”) recommendations, we began the process of identifying climate-related risks and opportunities that may directly or indirectly affect our operations and financial performance. As recommended by the TCFD, we are identifying governance practices and strategies to manage climate-related risks and opportunities with the goal of developing strong climate-risk management procedures, metrics and targets.
•
SaaS Infrastructure. We actively monitor and analyze environmental data provided by our providers related to our cloud usage to make informed choices regarding resource allocation and to drive efficiency improvements. We are implementing strategies internally to reduce our cloud computing footprint, such as the number of hosts we use, to reduce the impact of our data center usage.
•
Office and Employee Impact. We are committed to reducing our physical footprint as part of a move towards a “digital first” workplace.

Facilities

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 36,700 square-foot facility under an amended lease expiring on May 31, 2031. Our principal executive offices are also located in Pasadena, California, where we occupy an approximately 19,000 square-foot facility as of December 31, 2023. During 2024, we will reduce our Pasadena, California occupancy to approximately 7,100 square-feet under an amended lease entered into in 2023, which will expire on January 1, 2031. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

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

Risks Related to Our Proposed Merger with Thoma Bravo

•
The announcement and pendency of our agreement to be acquired by affiliates of Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.
•
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
•
Litigation regarding the Merger may arise, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise harm our business.
•
The Merger Agreement contains provisions that could discourage a potential competing acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Thoma Bravo.

Risks Related to Our Business and Industry

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
•
We have identified a material weakness in our internal control over financial reporting.
•
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
•
Implementation of our 2022 Strategic Realignment or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

Risks Related to Cybersecurity and Reliability

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

Risks Related to Data Privacy and Government Regulation

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

Risks Related to Our Intellectual Property

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
•
Conversions of the 2026 Notes and the 2024 Notes may dilute the ownership interest of existing stockholders to the extent we elect to satisfy our conversion obligation by delivering shares of our common stock. It may also otherwise depress the price of our common stock.
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

Risks Related to Taxation and General Risks

•
We may have additional tax liabilities from sales taxes, inability to use net operating losses (“NOLs”), or changes in regulations, any or all of which could change our effective tax rate or tax liability and have an adverse effect on our results of operations.
•
We face exposure to foreign currency exchange rate fluctuations.
•
Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Risks Related to Our Proposed Merger with Thoma Bravo

The announcement and pendency of our agreement to be acquired by affiliates of Thoma Bravo may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations and stock price.

On February 4, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger remains subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of common stock of the Company, (2) the expiration or early termination of the applicable waiting period under the HSR Act and the receipt of other specified regulatory approvals and (3) the absence of an order or law preventing the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
the failure to obtain the expiration or termination of the waiting period applicable to the Merger pursuant to the HSR Act, or any other regulatory approval, clearance or condition that may become applicable to the Merger, before the Termination Date or at all;
•
potential future stockholder litigation and other legal and regulatory proceedings, including litigation by the Department of Justice seeking to block the completion of the Merger, which could prevent, materially restrain, or materially impair the consummation of the Merger;
•
the failure of any remaining closing condition to be satisfied before the Termination Date, after which time either Everbridge or Parent may be entitled to terminate the Merger Agreement; and
•
the failure to satisfy any other conditions to the completion of the Merger, including the possibility that a Company material adverse effect would permit Parent not to close the Merger.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:

•
to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•
investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•
the risks related to the diversion of attention of Everbridge management or employees during the pendency of the Merger; and
•
the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
we may experience a departure of employees prior to the closing of the Merger;

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operations;
•
any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:

•
potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products from other providers or delay purchasing from us;
•
difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers, suppliers and partners;
•
the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•
the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•
our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent's approval;
•
the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

The Merger Agreement contains provisions that could discourage a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Thoma Bravo.

Beginning as of the date of the Merger Agreement and continuing until 11:59 p.m. Eastern Time on February 29, 2024 (the “Go-Shop Period”), Everbridge has the right to, among other things, (1) solicit alternative acquisition proposals from any third party that has contacted or had material discussions with the Company or its financial advisor regarding a potential acquisition proposal within the six month period prior to the date of the Merger Agreement (each, a “Specified Party”), (2) provide information (including nonpublic information) to any Specified Party in connection therewith pursuant to an acceptable confidentiality agreement, and (3) initiate or continue discussions with any Specified Party in connection therewith. Following the date of the Merger Agreement (or, solely with respect to any Specified Parties, following the Go-Shop Period), Everbridge agreed to be subject to customary restrictions on its ability (and the ability of its subsidiaries and representatives) to (1) solicit, initiate, propose or induce the making or knowingly encourage, facilitate or assist alternative acquisition proposals from third parties, (2) subject to certain exceptions, provide nonpublic information relating to Everbridge or any of its subsidiaries to third parties regarding alternative acquisition proposals or (3) engage in discussions or negotiations with, third parties regarding alternative acquisition proposals. In addition, Everbridge has agreed that, subject to certain exceptions, the Board will not withdraw its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger. Unless the Merger Agreement is terminated in accordance with its terms, we are required to hold a meeting of our stockholders to vote on the adoption of the Merger Agreement. In addition, if we terminate the Merger Agreement, we may be required to pay a termination fee. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Thoma Bravo for our outstanding common stock from considering or proposing such an acquisition of Everbridge.

Risks Related to Our Business and Industry

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

In 2023, our revenue increased by $16.9 million for the year ended December 31, 2023 compared to 2022, due in part to the increase in our customer base.

However, our business may not continue to grow quickly or at all in the future, which would adversely affect our revenue and business prospects. Our business growth depends on a number of factors including:

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

For example, our investments in deploying generative artificial intelligence and machine learning technologies (“AI/ML”) may be substantial, and may be more expensive than anticipated. We must attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop these new technologies and introduce new products. New lines of business, new products, and other initiatives related to, or that rely upon, AI/ML may be costly, difficult to operate and monetize, increase regulatory scrutiny and liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. New products or features related to, or that rely upon, AI/ML may have technical issues that diminish the performance of our products. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. If we do not successfully develop new approaches to monetization that successfully leverage AI/ML or meet the expectations of our customers, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

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

We have posted a net loss in each year since inception, including net losses of $47.3 million, $61.2 million and $94.8 million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $449.4 million. While we have experienced revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our applications to sustain or increase our growth or achieve or maintain profitability in the future. Our ability to achieve or maintain profitability also has been and will continue to be impacted by non-cash stock-based compensation. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
sales and marketing, including an expansion of our sales organization, both domestically and internationally;
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

To date, we have derived a portion of our revenue from the sale of our Mass Notification application. If we are unable to renew or increase sales of this application, or if we are unable to increase sales of our other applications, our business and operating results could be adversely affected.

We expect to continue to derive a portion of our revenue from sales of our Mass Notification application in the near term. As a result, our operating results could suffer due to:

•
any decline in demand for our Mass Notification application;
•
pricing or other competitive pressures from competing products;
•
the introduction of applications and technologies that serve as a replacement or substitute for, or represent an improvement over, our Mass Notification application;
•
technological innovations or new standards that our Mass Notification application does not address; and
•
sensitivity to current or future prices offered by us or competing solutions.

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

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing CEM solutions and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity, and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of our target customer base. Any failures by us to execute in these areas will negatively impact our business. The rate at which new and existing customers purchase our products depends on a number of factors, many of which are outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in including as a result of the ongoing conflict between Russia and Ukraine and the evolving situation in the Middle East, a slower than expected recovery from the pandemic, or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers. Changes in the corporate workforce from in-person to remote, or a shift in the patterns of work-related travel coming out of the COVID-19 pandemic, may impact how our customers view their CEM needs. Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the COVID-19 pandemic caused customers to request concessions such as extended payment terms. Customers may delay or cancel CEM projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing, and selling additional services, features and products and associated professional services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features, and products. The rate at which our existing customers purchase additional services, features, and products depends on a number of factors, including the perceived need for additional CEM solutions, the efficacy of our current services, the perceived utility and efficacy of our new offerings, our customers’ budgets, and general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty resulting from the global geopolitical tension due to the ongoing conflict between Russia and Ukraine, the evolving situation in the Middle East and consequences associated with COVID-19. Any new applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, if customers demand customized solutions and services that we do not offer, our upfront development costs would increase, which could negatively impact our operating results. If any of our competitors implements new technologies before we are able to implement them or better anticipates market opportunities, those competitors may be able to provide more effective or cheaper products than ours. If our efforts to sell additional services, features, and products to our customers are not successful, our future revenue and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global geopolitical tension due to the ongoing conflict between Russia and Ukraine, the evolving situation in the Middle East and consequences associated with COVID-19 pandemic, changes in how employees work and travel, and other macroeconomic factors such as increasing inflation. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by, among other things, the economic uncertainty and volatility resulting from the ongoing war between Russia and Ukraine, the evolving situation in the Middle East, consequences of the COVID-19 pandemic and other macroeconomic factors such as increasing inflation. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our solutions, including our Mass Notification, Safety Connection, IT Alerting, Risk Intelligence, Public Warning, Community Engagement, Crisis Management, CareConverge, Control Center, Travel Protector, SnapComms and E911, are designed to communicate life-saving or damage-mitigating information to the right people, on the right device, in the right location, at the right time during public safety threats and critical business events. In addition, certain of our solutions are designed to identify crisis events applicable to a customer and assist in responding to them. Due to the nature of such solutions, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer and partner agreements contain provisions limiting our liability to our customers and partners, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence and we cannot assure you that we are adequately insured against the risks that we face.

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
•
the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates, including any changes relating to the United Kingdom’s exit from the European Union, commonly referred to as “Brexit;”
•
the cost or results of existing or unforeseen litigation and intellectual property infringement;
•
general economic conditions, both domestically and internationally, as well as economic conditions related to the COVID-19 pandemic, the war in Ukraine and the evolving situation in the Middle East;
•
the impact of natural disasters or manmade problems such as terrorism or war; and
•
future accounting pronouncements or changes in our accounting policies.

Fluctuations in our quarterly operating results, key metrics, non-GAAP metrics and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the ongoing war in Ukraine, the evolving situation in the Middle East and the impact of public health crises, including the COVID-19 pandemic. Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

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

We offer our customers implementation services and 24/7 support through our customer support centers as well as education, professional development and certification through Everbridge University in addition to a range of consulting services. Consulting service offerings include onsite implementation packages, Certified Emergency Management professional operational reviews, dedicated client care representatives, custom web-based training and development of client-specific communications materials to increase internal awareness of system value.

Providing this education, training and support requires that our personnel who manage our training resources or provide customer support have specific experience, knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. Additionally, some of our customer support services are provided by employees who work remotely and, because of the challenges of working remotely, including collaborating with and managing employees, it may take significant time before our new hires and/or support centers achieve full productivity, if at all. The importance of high-quality customer support will increase as we expand our business and pursue new customers and larger organizations and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or scale our services if our business grows or our support centers do not achieve full productivity. We also may be unable to modify the format of our support services, including the inability to reduce the number of remote customer support service providers given many professionals desire a fully remote work setting, or change our pricing to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase our costs and harm our operating results. If we do not help our customers use applications within our platform and provide effective ongoing support, our ability to sell additional applications to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

Acquisitions could disrupt our business and harm our financial condition and operating results.

We have in the past and may in the future seek to acquire additional businesses, products or technologies. We also may evaluate and consider other potential strategic transactions, including investments in businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Achieving the anticipated benefits of past or future acquisitions and other strategic transactions will depend in part upon whether we can integrate acquired operations, products, and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings.

For example, we acquired Red Sky Technologies Inc. (“RedSky”) in January 2021, xMatters Holdings, Inc. (“xMatters”) in May 2021 and The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) in November 2021. The integration of these businesses and any other acquisitions may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures, business operations, and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities, and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.

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

We have undergone, and may continue to experience, changes to our executive leadership team and senior management, and our future success will depend in part on our ability to manage these transitions successfully.

From time to time, there may be changes to our executive leadership team and senior management for various reasons, including as a result of the hiring, departure or realignment of key personnel, particularly as a result of the recently announced entry into a Merger Agreement with Thoma Bravo. Such changes may adversely impact our operations, programs, growth, financial condition and results of operations. In 2022 and 2023, we had several changes to our executive leadership team and senior management as a result of organizational changes and may continue to have such changes, including within our sales teams. In February 2024, we announced the departure of our Chief Financial Officer Patrick Brickley and the appointment of our new Chief Financial Officer David Rockvam. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. Additionally, we be unable to retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger.

If we are unable to successfully manage changes to our executive leadership team and senior management, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

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

We have identified a material weakness in our internal control over financial reporting and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that we did not maintain effective internal control over financial reporting. Management identified a material weakness related to ineffective information technology general controls in the areas of user access and program change-management over the primary system supporting our financial statement close process. As a result of these deficiencies, management determined our process-level Information Technology (“IT”) dependent manual and automated application controls were ineffective because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system. See Item 9A, “Controls and Procedures,” below. We have commenced efforts to remediate the material weakness as described in more detail in Item 9A, “Controls and Procedures,” below. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In March 2014, we acquired Vocal Limited, a mass notification company based in Colchester, England. In December 2016, we acquired Svensk Krisledning AB, a SaaS mobile crisis management company based in Norsborg, Sweden. In April 2018, we acquired Unified Messaging Systems ASA, a critical communication and population alerting systems company based in Oslo, Norway. In May 2018, we acquired Respond B.V., a critical communication solutions company based in the Netherlands. In February 2020, we acquired CNL Software Limited, a global provider of physical security information management platform software based in Camberley, United Kingdom. In March 2020, we acquired One2Many Group B.V. based in the Netherlands. In May 2020, we acquired Techwan SA based in Switzerland. In August 2020, we acquired SnapComms Limited based in New Zealand. In November 2021 we acquired Anvil Worldwide Limited and The Anvil Group Limited based in the United Kingdom. For the years ended December 31, 2023 and 2022, approximately 25% and 26% of our revenue, respectively, was derived from customers located outside of the United States and Canada. We intend to further expand our local presence in regions such as Europe, the Middle East and Asia. Our current international operations and future initiatives will involve a variety of risks, including:

•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•
economic or political instability in foreign markets;
•
greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•
more stringent regulations relating to technology, including with respect to privacy, data security and the unauthorized use of, access to, or deletion of personal data;
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

Especially through our subsidiary Anvil, we provide medical, security and travel assistance service through a network of service providers who provide on-the-ground security, travel or healthcare services to our customers’ employees when they are traveling abroad. Our services include the security and transport of customer assets. The support we receive from service providers could be affected by geopolitical instability or conflict and we may have difficulty enforcing agreements or protecting assets due to crisis situations. For example, during the outbreak of the war in Ukraine, we had to rely on service providers to evacuate customer employees. We may also face difficulties if we undertake commitments to customers who, when in times of crisis, create a demand that exceeds what we have contracted for in the region. We may also face challenges with regulatory compliance when moving assets and individuals between countries, including with respect to timely obtaining any licenses or other authorizations as may be required.

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

On May 3, 2022, our Board approved the 2022 Strategic Realignment program to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. In November 2022 and July 2023, our Board approved amendments to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of headcount and other third-party spend.

The 2022 Strategic Realignment program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions. We expect to record in the aggregate approximately $18 million to $19 million in restructuring charges associated with the 2022 Strategic Realignment and $16 million to $17 million in business transformation costs associated with the 2022 Strategic Realignment. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed by the first half of fiscal 2024.

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

Risks Related to Cybersecurity and Reliability

If our, our customers’ or the third-parties’ upon which we rely security measures or information technologies are compromised or unauthorized access to our data, the data of our customers or their employees, customers or constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our applications, our reputation may be damaged and we may incur significant liabilities.

In the ordinary course of our operations, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) our data, data of our customers and their employees, customers and constituents, including personal data such as contact information, health information, and physical location, as well as other proprietary, confidential and sensitive data including financial information (collectively, sensitive information). The services we provide are often critical to our clients’ businesses. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this sensitive information, litigation, indemnity obligations, harms to our constituents, such as resulting from delays or errors in providing our services, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them or expose us to breach of contract claims, and other possible liabilities or harms, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business.

Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications or other basic infrastructure failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours who provide cloud-based services – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We have experienced malicious internet-based attacks in the past and while to date none have been material to our business, we may in the future be the target of attempts to gain unauthorized access to our systems.

We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. If third parties upon which we rely, such as vendors or developers, violate applicable laws or our security policies or experience a security incident, our sensitive information may be put at risk and could in turn have an adverse effect on our business. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the third parties’ upon which we rely supply chains have not been compromised.

Our solutions and our platform are frequently deployed and used in large-scale environments operated by individuals with different operating systems and third-party software and applications, which have in the past, and may in the future, experience errors in use, or failures of, our solutions. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive information. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Further, because of the nature of the services that we provide to our customers during public safety threats and critical business events, we may be a unique target for attacks.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon which we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain of our client contracts require us to comply with certain security obligations, which could include maintaining network security and backup data, ensuring our network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with our clients by conducting background checks. Many governments have enacted laws requiring companies to notify individuals or other stakeholders of security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification of any data security incident. Accordingly, security incidents experienced by our competitors, by our customers, by us, or by third parties upon which we rely may lead to disclosures (including public), which may lead to widespread negative publicity and other harms. Further, the costs of compliance with notification laws and contractual obligations may be significant and any requirement that we provide such notifications as a result of an actual or alleged compromise could have a material and adverse effect on our business. Additionally, if we or the third parties upon which we rely experience a security incident, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Any security incident in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions, result in loss of revenue, or subject us to third-party lawsuits, result in regulatory fines or other action or liability, or cause other harms, which could materially and adversely affect our business and operating results. For instance, on April 21, 2023, the FDEM notified us of the termination of its contract one year early, effective June 30, 2023, as a result of a procedural human error related to a planned emergency test notification to residents across Florida. On April 27, 2023, we entered into a Contract amendment with the FDEM that rescinds the termination and modifies the end date of the Contract to December 31, 2023. The amendment also added an option for a six-month renewal of service, which was exercised, to June 30, 2024, the original length of the Contract.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims relating to data privacy or security obligations or that such coverage will continue to be available on acceptable terms or at all. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Our liability for breaches of data security requirements or related to a security incident, for which we may be required to indemnify our clients, may be extensive.

Additionally, sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Moreover, any sensitive information that we input into a third-party AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”).

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

Any errors, defects, viruses, or security vulnerabilities in the hardware or software we use could result in errors, interruptions, cyber incidents, security breaches, or a failure of our applications. Any significant interruption in the availability of all or a significant portion of such software could have an adverse impact on our business unless and until we can replace the functionality provided by these applications at a similar cost. Additionally, we rely upon third parties’ abilities to enhance their current applications, develop new applications on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements, which could, in turn, negatively impact our ability to generate revenue and adversely impact our business. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our applications in the event that such software becomes obsolete or incompatible with future versions of our platform and applications or is otherwise not adequately maintained or updated. Please see the section titled “The use of open source software in our platform and applications may expose us to additional risks and harm our intellectual property” for additional discussion of the risks associated with use of open source software.

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

Risks Related to Data Privacy and Government Regulation

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies, industry standards, and other legal obligations related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could result in adverse consequences, including regulatory investigations or actions, litigation and mass arbitration demands, fines and penalties, disruptions of our business operations, and reputational harm.

We process personal data (including about our customers’ employees, customers and constituents) and other sensitive information, including health information and financial information directly from our customers and through our channel partners. We use this information to provide applications to our customers and, in certain instances, to support, expand and improve our business.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our failure to comply with federal, state, local or foreign data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, certain sector-specific regulations, including regarding the financial industry, may require additional privacy and security-related obligations.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”) applies to personal data of consumers, business representatives, and employees, and provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Similar laws are being considered in several other states, as well as at the federal and local levels. These laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data, including to process health and medical data in certain jurisdictions. As another example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods, including chatbot providers. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU General Data Protection Regulation (“EU GDPR”) and the UK GDPR (collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act, China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements, or the company could be subject to private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions, including China, may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the development and use of AI/ML presents various privacy and security risks that may impact our business. AI/ML is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe have proposed, enacted or are considering measures related to the use of AI/ML in products and services, including the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the U.S. Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We may have to change our business practices to comply with such obligations.

Moreover, our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the processing of data associated with unique individual internet users.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that we rely on. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we, or the third-parties upon which we rely, do not comply with laws or regulations, or other privacy or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

If our applications fail to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

Certain of our customers require applications that ensure secure processing, communication and storage of sensitive information given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our healthcare customers rely on our applications to communicate in a manner that is designed to comply with the requirements of HIPAA which imposes privacy and data security standards that protect individually identifiable health information by limiting the uses and disclosures of individually identifiable health information and requiring that certain data security standards be implemented to protect this information. As a “business associate” to “covered entities” that are subject to HIPAA, we also have our own compliance obligations directly under HIPAA and pursuant to the business associate agreements that we are required to enter into with our customers that are HIPAA-covered entities, or HIPAA-business associates and with our subcontractors that process individually identifiable health information on our behalf. Our failure to maintain compliance with HIPAA could result in significant administrative, civil and criminal penalties, as well as breach of contract claims from our customers and subcontractors.

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

We may use AI/ML in our products and services and our potential failure to effectively implement, use, and market these technologies, may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.

We may adopt AI/ML processes and algorithms into our daily operations, including by implementing AI/ML into our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. Generative AI/ML products and services leverage existing and widely available technologies. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

Implementing AI/ML in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI/ML by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of AI/ML may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.

As a result, we may not be able to successfully implement AI/ML into our products, services and operations despite expending significant time and monetary resources to attempt to do so. We face significant competition in respect of AI/ML-based products and services. If we are unable to provide enhancements and new features for our AI/ML products and services or to develop new products and services that achieve market acceptance and that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors or the introduction of new competitors to the market with new or innovative product offerings could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Uncertainty in the legal regulatory regime relating to AI/ML and emerging ethical issues surround the use of AI/ML may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our vendors or suppliers in new ways and new laws and regulations may be instituted. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have concluded a provisional agreement on AI regulation, the Artificial Intelligence Act (“AI Act”), which will apply beyond the European Union’s borders. If enacted as currently proposed, the AI Act will ban AI applications that pose an unacceptable level of risk and establish obligations for AI providers and those deploying AI systems. We expect other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. We may experience challenges in adapting our operations and services to such legislation, if applicable. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services.

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

We have numerous issued patents and patent applications pending as of December 31, 2023. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. In addition, we have registered the “Everbridge,” “Nixle” and “Visual Command Center” names in the United States, and have registered the “Everbridge” name in the European Union. We have registrations and/or pending applications for additional marks in the United States and various other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Our stock price ranged from an intraday low of $18.50 to an intraday high of $35.55 during the year ended December 31, 2023. Factors that may affect the market price of our common stock include:

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

We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the global geopolitical tension including as a result of the ongoing conflict between Ukraine and Russia, the evolving situation in the Middle East, the consequences of the COVID-19 pandemic, the anticipated contributions from the acquisitions of RedSky, xMatters and Anvil, and the associated economic uncertainty on our business and the timing and scope of economic activity globally, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as provided, and the other information contained in or referred to in the factors described in this Annual Report on Form 10-K and our other current and periodic reports filed with the Securities and Exchange Commission. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. It can be expected that some or all of the assumptions, estimates and expectations of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing war in Ukraine, the evolving situation in the Middle East and the consequences of the COVID-19 pandemic, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Conversions of the 2026 Notes and 2024 Notes may dilute the ownership interest of existing stockholders to the extent we elect to satisfy our conversion obligation by delivering shares of our common stock. It may also otherwise depress the price of our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. The conversion of some or all of the convertible 2026 Notes and 2024 Notes may dilute the ownership interests of existing stockholders to the extent we elect to satisfy our conversion obligation by delivering shares of our common stock upon conversion of any of the 2026 Notes and 2024 Notes. As of December 31, 2023, approximately $300.3 million principal amount of 2026 Notes and approximately $63.5 million principal amount of 2024 Notes were outstanding. The 2026 Notes and 2024 Notes were not convertible during the year ended December 31, 2023. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes and 2024 Notes may encourage short selling by market participants because the conversion of the 2026 Notes and 2024 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes and 2024 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions entered into when we issued the convertible notes may affect the value of our common stock.

In connection with the issuances of the 2026 Notes and 2024 Notes, we entered into capped call transactions with the respective option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes and 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes and 2024 Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes and 2024 Notes (and are likely to do so during any observation period related to a conversion of 2026 Notes and 2024 Notes or in connection with any termination or unwind of the capped call transactions). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our Board to issue preferred stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;
•
require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;
•
establish that our Board is divided into three classes, with directors in each class serving three-year staggered terms;
•
require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
•
prohibit cumulative voting in the election of directors; and
•
provide that vacancies on our Board may be filled only by the vote of a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your common stock in an acquisition.

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

Steps taken by activist shareholders from time to time could conflict with our strategic direction, divert the attention of our Board, management, and employees, be costly and time-consuming, and disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. For example, in connection with our 2022 Annual Meeting of our Shareholders (the “2022 Annual Meeting”), an activist investor announced that it intended to withhold support for certain directors nominated by the Board for reelection and made multiple public statements in recent months regarding the Company’s strategy, Board and management team. These types of actions may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, customers and other third parties. These types of actions could also impact the market price and the volatility of our common stock. In addition, we may choose to initiate, or may become subject to, litigation as a result of shareholder actions, which would serve as a further distraction to our Board, senior management and employees and could require us to incur significant additional costs.

Risks Related to Our Indebtedness

We issued convertible notes that have rights senior to our common stock.

In March 2021, we issued the 2026 Notes, which will mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. In December 2019, we issued the 2024 Notes, which will mature on December 15, 2024, unless earlier redeemed or repurchased by us or converted by the holders thereof pursuant to their terms. As of December 31, 2023, approximately $300.3 million principal amount of 2026 Notes and approximately $63.5 million principal amount of 2024 Notes were outstanding.

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

As of December 31, 2023, we had $363.7 million (undiscounted) principal amount of indebtedness under the 2026 Notes and 2024 Notes. Our indebtedness may:

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduced the number of accounting models for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt—Debt with Conversion and Other Options, that require separate accounting for embedded conversion features, amended the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amended certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. We adopted the standard on January 1, 2022 using the modified retrospective approach. Upon adoption of ASU 2020-06, we no longer separately present in equity the embedded conversion feature of the convertible senior notes. Instead, we account for the convertible senior notes wholly as debt. The elimination of the cash conversion model reduced reported interest expense in periods subsequent to adoption.

The conditional conversion feature of the 2026 Notes and 2024 Notes, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes or 2024 Notes is triggered, holders of the 2026 Notes or 2024 Notes, as the case may be, will be entitled to convert the 2026 Notes or 2024 Notes, as applicable, at any time during specified periods at their option. The 2026 Notes and 2024 Notes were not convertible during the year ended December 31, 2023. If one or more holders elect to convert their 2026 Notes or 2024 Notes, as the case may be, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes or 2024 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes or 2024 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2023, the 2024 Notes are classified as current liabilities on the consolidated balance sheet as the notes mature in less than 12 months.

Risks Related to Taxation

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had accumulated federal and state NOL carryforwards of $238.1 million and $212.0 million, respectively. Of the $238.1 million federal NOL carryforwards, $20.3 million were generated before January 1, 2018 (“pre-2018 losses”) and may be carried forward 20 years. The remaining $217.9 million can be carried forward indefinitely but can only be utilized to offset 80% of taxable income. Of the $212.0 million of state NOL carryforwards, $28.4 million can be carried forward indefinitely with the remaining NOLs expiring in various years through 2043 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We completed a Section 382 study for the period through December 31, 2022 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-2018 losses to a utilization limitation. For these reasons, we may not be able to realize a tax benefit with respect to our NOLs, whether or not we attain profitability.

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
•
The outcome of future tax audits, examinations or administrative appeals;
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

The application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and could ultimately result in a negative impact on our operating results. For example, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. There have been legislative proposals to repeal or defer the research and experimental expense capitalization rules, including legislation recently passed by the U.S. House of Representatives that would restore the deductibility of U.S. based research and experimental expenses but not non-U.S. research and experimental expenses; however, there can be no assurance that any such legislation will ultimately be enacted.

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

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us and our planned international expansion. The U.S. economy and other key international economies have been impacted by inflation, rising interest rates, the ongoing conflict between Ukraine and Russia, the evolving situation in the Middle East, financial and credit market fluctuations, outbreaks of contagious diseases, threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our applications and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery and the impacts worldwide, in the United States, or in our industry.

Natural disasters, climate change and other events beyond our control could harm our business.

Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, such as the war in Ukraine, the evolving situation in the Middle East and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition to physical risks arising from changing climate and weather patterns, long-term effects of climate change on the global economy and the technology industry may negatively impact our business. We may also be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.

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

For example, in October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. We adopted ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems, information and other information technology assets (including those of third parties upon which we rely).

The information security function is overseen by our Chief Information Security Officer (“CISO”) and is supported by the Information Security and Privacy Committee (“ISPC”), which is made up of members of our executive management team including our Chief Legal & Compliance Officer and Chief Information Officer (“CIO”).

The information security function works to identify and assess risks from cybersecurity threats by monitoring and evaluating internal and external cybersecurity threats including, for example using automated and manual tools and controls in certain environments and systems, overseeing internal and external audits, conducting vulnerability assessments and penetration tests in certain environments and systems, and facilitating tabletop incident response exercises. Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our critical systems, information and assets, including, for example: incident response plan and incident response policy, systems monitoring, vulnerability management policy, third party management program, failover and contingency plans, employee training, cybersecurity insurance, encryption of certain data, dedicated cybersecurity staff, network security controls and data segregation for certain environments and systems, physical security controls, and certain cloud security posture management processes.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (such as outside legal counsel), penetration testing firms, threat intelligence service providers, forensic investigators, and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and other vendors that help us provide critical business services. We have a risk management process to manage cybersecurity risks associated with our use of certain of these third-party providers. Depending on the nature of the services provided, the sensitivity of the critical systems, information and assets at issue, and the identity of the provider, our third-party risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, risk assessments that include a review of security risk and questionnaires.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risks Related to Cybersecurity and Reliability.”

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CISO, who has over 20 years of information security experience; our CIO, who has over 20 years of experience in information technology and cybersecurity; our Deputy CISO who has over 20 years of experience in the information technology and cybersecurity industry; and our Chief Legal & Compliance Officer, who has served as chief legal and compliance officer of various companies for the past five years.

Our CISO, who reports to the CIO, is responsible for hiring appropriate personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CIO, Chief Legal & Compliance Officer, and others, who help the Company mitigate and remediate cybersecurity incidents of which they are notified and who may further notify the Board in accordance with such policies.

Our CIO, CISO, and Chief Legal & Compliance Officer report quarterly to the ISPC and the Board concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

Item 2. Properties.

Our principal executive offices are located in Burlington, Massachusetts, where we occupy an approximately 36,700 square-foot facility under an amended lease expiring on May 31, 2031. Our principal executive offices are also located in Pasadena, California, where we occupy an approximately 19,000 square-foot facility as of December 31, 2023. During 2024, we will reduce our Pasadena, California occupancy to approximately 7,100 square-feet under an amended lease entered into in 2023, which will expire on January 1, 2031. We also have additional offices in the United States as well as internationally including Canada, China, Germany, India, Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland and the United Kingdom.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

See Note 19 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, is listed on The Nasdaq Global Market under the symbol “EVBG.”

As of December 31, 2023, there were 113 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Everbridge, Inc.
S&P 500 Stock Index
S&P 500 Information Technology Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Everbridge, Inc.	$100.00	$191.00	$86.00	$38.00	$31.00
S&P 500 Stock Index	$100.00	$116.00	$147.00	$118.00	$147.00
S&P 500 Information Technology Index	$100.00	$142.00	$189.00	$134.00	$210.00

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as IT outages, cyber-attacks, product recalls or supply-chain interruptions, global customers rely on our Critical Event Management platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Our customers use our platform to identify and assess hundreds of different types of threats to their organizations, people, assets or brand. Our solutions enable organizations to automate and deliver intelligent, contextual messages to, and receive verification of delivery from, hundreds of millions of recipients, across multiple communications modalities such as voice, SMS and email, in several languages and dialects – all simultaneously. Our Critical Event Management platform is comprised of a comprehensive set of software applications packaged for organizations to address five core use cases, safeguarding: Business Operations, People Resilience, Digital Operations, Smart Security, and Public Safety. Our individual products address the full spectrum of tasks an organization requires to manage a critical event, including Mass Notification, Safety Connection, IT Alerting, Risk Intelligence, Public Warning, Community Engagement, Crisis Management, CareConverge, Control Center, Travel Protector, SnapComms and E911. Our applications leverage the Everbridge Critical Event Management platform, permitting customers to use a single contacts database, rules engine of algorithms and hierarchies, and user interface to accomplish multiple objectives. We believe that our broad suite of integrated applications delivered via a single global CEM platform is a significant competitive advantage in the resilience market for CEM solutions.

Our customer base has grown from 867 customers at the end of 2011 to more than 6,700 customers as of December 31, 2023. Our customers are based in over 87 countries and include the majority of FORTUNE 50 businesses, and many of the largest cities, airports, health systems, manufacturers, and universities around the world. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of December 31, 2023, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $448.8 million in 2023, $431.9 million in 2022, $368.4 million in 2021 and $271.1 million in 2020, representing year-over-year increases of 4% in 2023, 17% in 2022 and 36% in 2021. We had net losses of $47.3 million, $61.2 million, $94.8 million and $93.4 million in 2023, 2022, 2021 and 2020, respectively.

As of December 31, 2023, and 2022, 19% of our customers in each period were located outside of North America and these customers generated 25% and 26% of our total revenue for the years ended December 31, 2023 and 2022, respectively. North America includes United States and Canada and International aggregates international revenues excluding Canada.

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

Recent Developments

Proposed Merger with Thoma Bravo

On February 4, 2024, we entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge, with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Fund, an investment fund managed by Thoma Bravo.

Under the Merger Agreement, at the Effective Time, each share of common stock of the Company outstanding immediately prior to the Effective Time (except for certain shares specified in the Merger Agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $28.60 per share, without interest and subject to applicable withholding taxes.

The agreement includes a 25-day “go-shop” period expiring on 11:59 p.m. Eastern Time on February 29, 2024, which permits our Board and advisors to actively initiate and solicit alternative acquisition proposals from certain third parties, as described in the Merger Agreement. Our Board has the right to terminate the Merger Agreement to accept a superior proposal subject to the terms and conditions of the Merger Agreement. We do not intend to disclose developments with respect to the solicitation process unless and until we determine such disclosure is appropriate or otherwise required.

Completion of the Merger remains subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of common stock of the Company, (2) the expiration or early termination of the applicable waiting period under the HSR Act and the receipt of other specified regulatory approvals and (3) the absence of an order or law preventing the Merger.

Either the Company or Parent may terminate the Merger Agreement under certain circumstances, including if (1) the Effective Time has not occurred by the Termination Date, which may be extended to November 4, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger or (3) the stockholders of the Company fail to adopt the Merger Agreement.

Upon completion of the transaction, Everbridge will become a privately held company and will continue to operate under the Everbridge name and brand. The transaction is expected to close in the second calendar quarter of 2024, subject to customary closing conditions and approvals. For further information, see Note 21, Subsequent Events, of the notes to consolidated financial statements.

Appointment of New Chief Financial Officer and Departure of Chief Financial Officer

Pursuant to a preexisting succession plan, on February 4, 2024, we appointed David Rockvam as Executive Vice President and Chief Financial Officer, effective immediately. Mr. Rockvam succeeds Patrick Brickley whose last day of employment will be March 15, 2024, after which time he will remain as a consultant to assist with the transition under the terms of a consulting agreement described below.

On February 4, 2024, Mr. Brickley entered into a consulting agreement with us. The term of the consulting agreement begins on February 17, 2024 and ends on December 31, 2024, unless terminated earlier by us for “cause.”

Departure of Chief Accounting Officer

On February 26, 2024, Phillip E. Huff, our Chief Accounting Officer and principal accounting officer, provided notice he was resigning from his position as Chief Accounting Officer, effective March 22, 2024, and entered into a consulting agreement with us. The term of the consulting agreement begins on March 23, 2024 and ends on May 10, 2024, unless terminated earlier by us for “cause.” For additional information, see “Departure of Chief Accounting Officer” set forth in Part II, Item 9B of this Annual Report on Form 10-K.

Litigation Settlement Agreement

On January 31, 2024, we entered into a settlement agreement with respect to a previously disclosed lawsuit filed in the United Kingdom Commercial Court against us and Everbridge Holdings Limited, our wholly-owned subsidiary, by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited. Under the terms of the Settlement Agreement, we paid $25 million to settle the claims. For further information, see Note 19, Commitments and Contingencies, of the notes to consolidated financial statements.

Convertible Notes Repurchases and Capped Call Partial Termination

During the three months ended September 30, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of our 2024 Notes and approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of our 2026 Notes. Additionally, during the three months ended December 31, 2023, we partially terminated capped call options entered into in connection with the 2024 Notes and received approximately $33 thousand.

2022 Strategic Realignment Amendment

On May 3, 2022, our Board approved a program to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations, as amended in November 2022. On July 27, 2023, our Board approved an additional amendment to the 2022 Strategic Realignment program to include additional targeted realignment and reduction of workforce and other third-party spend. The 2022 Strategic Realignment is expected to be substantially completed by the first half of fiscal 2024.

Florida Division of Emergency Management Contract

On April 21, 2023, we reported that we were notified of the termination of our contract with the Florida Division of Emergency Management one year early, effective June 30, 2023. On April 27, 2023, we entered into a Contract amendment with the FDEM that rescinds the termination and modifies the end date of the Contract to December 31, 2023. The amendment also added an option for a six-month renewal of service, which was exercised, to June 30, 2024, the original length of the Contract.

Other Business and Macroeconomic Conditions

Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with rising interest rates and inflation, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future, especially if inflation rates continue to rise, on our operating costs including our labor costs, employee availability and wage increases, consequences associated with COVID-19, the ongoing war in Ukraine and the evolving situation in the Middle East, which may result in additional stress on our working capital resources. Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation, which raised concern regarding the stability of other banks in the United States and in particular with respect to regional banks. While we have not been materially impacted by such events to date, if our primary banking partners or the banking partners of our customers were to experience a similar crisis, it may cause a material impact on our liquidity, including the ability to access our cash and cash equivalents, or the liquidity of our customers such as delays in, or failure to, make payments, or reduce their demand for our products.

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

Sales and Marketing

Sales and marketing expense primarily consists of employee-related expenses for sales, marketing and public relations employees, including salaries, bonuses, commissions, benefits and stock-based compensation expense. Sales and marketing expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales. We defer certain sales commissions related to acquiring new customers or services and amortize these expenses ratably over the period of benefit that we have determined to be four years. Sales commissions attributable to professional services are expensed within twelve months of selling the service to the customer. We plan to continue to expand our sales and marketing activities to grow our customer base and increase sales to existing customers. This growth will include expanding our marketing activities to continue to generate additional leads and build brand awareness.

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

Restructuring

In May 2022, our Board approved the 2022 Strategic Realignment, as amended, to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. Restructuring expense consists of 2022 Strategic Realignment program expenses related to headcount, facilities and other third-party spend. See Note 20 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest and Investment Income

Interest income consists of interest earned on our cash balances held at financial institutions. Investment income consists of interest earned on our money market funds.

Interest Expense

Interest expense consists of interest on our outstanding debt obligations including amortization of debt discounts and offering costs.

Gain (Loss) on Extinguishment of Debt, Capped Call Modification and Change in Fair Value

Gain (loss) on extinguishment of debt, capped call modification and change in fair value relates to the partial extinguishment of our 2026 Notes and 2024 Notes, extinguishment of our 2022 Notes, modification of a 2022 Notes capped call agreement, change in the fair value of 2022 Notes capped call options which were settled in cash and extinguishment of consideration loan notes issued in connection with our Anvil acquisition.

Other Income (Expense), Net

Other income (expense), net, net consists primarily of realized foreign currency gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. Results of operations for the years ended December 31, 2023 and 2022 reflects the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. See Note 9 of the notes to consolidated financial statements for more information. Financial data for the year ended December 31, 2021 does not reflect the adoption of ASU 2020-06. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$448,788	$431,892	$368,433
Cost of revenue(1)	131,487	134,934	114,216
Gross profit	317,301	296,958	254,217
Operating expenses:
Sales and marketing(1)	159,092	173,621	161,337
Research and development(1)	95,468	95,986	81,647
General and administrative(1)	120,519	99,365	87,482
Restructuring	3,621	12,169	—
Total operating expenses	378,700	381,141	330,466
Operating loss	(61,399)	(84,183)	(76,249)
Other income (expense), net	17,802	20,611	(31,126)
Loss before income taxes	(43,597)	(63,572)	(107,375)
Benefit from (provision for) income taxes	(3,708)	2,398	12,579
Net loss	$(47,305)	$(61,174)	$(94,796)

(1)
Includes stock-based compensation expense and depreciation and amortization for intangible assets, capitalized software development costs and property and equipment as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense:
Cost of revenue	$6,171	$5,468	$3,678
Sales and marketing	17,313	15,917	15,936
Research and development	12,225	9,967	8,717
General and administrative	13,180	16,268	15,764
Total	$48,889	$47,620	$44,095

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense:
Cost of revenue	$25,615	$24,896	$21,508
Sales and marketing	1,391	1,210	930
Research and development	1,197	933	710
General and administrative	30,612	33,561	30,020
Total	$58,815	$60,600	$53,168

The following table sets forth our consolidated statements of operations as a percentage of revenue (1):

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	29%	31%	31%
Gross profit	71%	69%	69%
Operating expenses:
Sales and marketing	35%	40%	44%
Research and development	21%	22%	22%
General and administrative	27%	23%	24%
Restructuring	1%	3%	0%
Total operating expenses	84%	88%	90%
Operating loss	(14)%	(19)%	(21)%
Other income (expense), net	4%	5%	(8)%
Loss before income taxes	(10)%	(15)%	(29)%
Benefit from (provision for) income taxes	(1)%	1%	3%
Net loss	(11)%	(14)%	(26)%

(1)
Columns may not add up to 100% due to rounding.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$448,788	$431,892	$16,896	3.9%

Revenue increased by $16.9 million in 2023 compared to 2022. The increase was due to a $16.9 million increase in sales of our solutions driven by expansion of our customer base from 6,513 customers as of December 31, 2022 to 6,747 as of December 31, 2023, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$131,487	$134,934	$(3,447)	(2.6)%
Gross margin %	71%	69%

Cost of revenue decreased by $3.4 million in 2023 compared to 2022. The decrease was primarily due to a $3.0 million decrease in employee-related costs, which include stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 393 and 407 employees as of December 31, 2023 and 2022, respectively. The remaining decrease was principally the result of a $1.3 million decrease in travel risk management, operational resiliency and occupational health solutions costs and a $0.1 million decrease attributed to office and other related expenses to support revenue generating activities. These amounts were offset by a $0.7 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software and a $0.3 million increase in hosting, software and messaging costs and other costs.

Gross margin percentage increased in 2023 as compared to 2022 due to revenue growth and reduced cost of revenue.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$159,092	$173,621	$(14,529)	(8.4)%
% of revenue	35%	40%

Sales and marketing expense decreased by $14.5 million in 2023 compared to 2022. The decrease was primarily due to a $12.0 million decrease in employee-related costs, which include stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 488 and 564 employees as of December 31, 2023 and 2022, respectively. The remaining decrease was principally the result of a $1.3 million decrease in advertising-related costs and trade show expenses, a $0.8 million decrease in office-related expenses and a $0.4 million decrease in software expenses to support the sales team.

Research and Development Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$95,468	$95,986	$(518)	(0.5)%
% of revenue	21%	22%

Research and development expense decreased by $0.5 million in 2023 compared to 2022. There was a $2.3 million decrease in research and development expense during 2023 as $17.7 million of internally-developed software costs were capitalized during 2023 as compared to $15.4 million of internally-developed software costs capitalized during 2022. The decrease was also due to a $0.2 million decrease in software-related costs. These decreases were offset by a $1.8 million increase in employee-related costs, which include stock-based compensation and a $0.2 million increase in office-related and other expenses to support research and development activities. After the 2022 Strategic Realignment is completed, we expect a reduction in operational costs. There were 528 and 542 employees as of December 31, 2023 and 2022, respectively.

General and Administrative Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$120,519	$99,365	$21,154	21.3%
% of revenue	27%	23%

General and administrative expense increased by $21.2 million in 2023 compared to 2022. The increase was primarily due to a $25.7 million increase in professional services and office-related expenses primarily due to an Anvil legal dispute accrual (see Note 19 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K) and a $1.8 million increase in allowance for credit losses partially due to a recovery of a previously written off balance during 2022. These increases were partially offset by a $3.4 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment and a $2.9 million decrease in depreciation and amortization. There were 184 and 200 employees as of December 31, 2023 and 2022, respectively.

Restructuring

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Restructuring	$3,621	$12,169	$(8,548)	(70.2)%
% of revenue	1%	3%

Restructuring expense decreased by $8.5 million in 2023 compared to 2022. The decrease was primarily due to higher restructuring expenses recognized in the prior year related to the 2022 Strategic Realignment initiatives and includes decreases of $4.3 million in employee-related expenses, $4.1 million for facilities-related expenses and $0.2 million for other expenses.

Other Income, Net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income, net	$17,802	$20,611	$(2,809)	(13.6)%
% of revenue	4%	5%

Other income, net decreased by $2.8 million in 2023 compared to 2022. The gain on extinguishment of convertible notes of $12.7 million recognized during 2023 was less than the $19.2 million net gain on extinguishment of convertible notes, capped call modification and change in fair value recognized during 2022 resulting in a $6.5 million decrease in other income, net. The remainder of the decrease was due to a $0.7 million increase in other income, net partially due to a settlement of a receivable. These decreases were partially offset by a $2.3 million decrease in interest expense, a $1.4 million increase in interest income and a $0.7 million gain recognized in connection with asset sales during 2023.

Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Benefit from (provision for) income taxes	$(3,708)	$2,398	$(6,106)	(254.6)%
% of revenue	(1)%	1%

Benefit from (provision for) income taxes changed to a provision for income taxes of $3.7 million from a benefit from income taxes of $2.4 million for 2023 as compared to 2022. During the year ended December 31, 2023, cash taxes were generated in US state and foreign jurisdictions where taxable income exceeded NOLs available to offset income. During the year ended December 31, 2022, a portion of the losses incurred in 2022 were realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2022, which was greater than the state and foreign tax incurred by our profitable separate legal subsidiaries.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, provision for (benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration and (gain) loss on extinguishment of debt, capped call modification and change in fair value. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, stock-based compensation expense, change in fair value of contingent consideration and (gain) loss on extinguishment of debt, capped call modification and change in fair value. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the

Board. Nevertheless, the use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated. For comparability purposes, adjusted EBITDA results have been recast for the year ended December 31, 2022 to include costs related to the Anvil legal dispute and to conform to the current year presentation (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(47,305)	$(61,174)	$(94,796)
Interest and investment (income) expense, net	(4,324)	(591)	35,559
Provision for (benefit from) income taxes	3,708	(2,398)	(12,579)
Depreciation and amortization	58,815	60,600	53,168
Stock-based compensation	48,889	47,620	44,095
2022 Strategic Realignment	13,733	17,358	—
Anvil legal dispute accrual	24,000	1,000	—
Change in fair value of contingent consideration	—	(57)	(7,046)
Gain on extinguishment of debt, capped call modification and change in fair value	(12,658)	(19,243)	(7,181)
Adjusted EBITDA	$84,858	$43,115	$11,220

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

(used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$72,575	$20,167	$22,193
Capital expenditures	(5,217)	(3,462)	(5,055)
Capitalized software development costs	(16,540)	(15,065)	(14,697)
Free cash flow	50,818	1,640	2,441
Cash payments for 2022 Strategic Realignment	12,940	12,266	—
Adjusted free cash flow	$63,758	$13,906	$2,441
•
Additional Supplemental Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss), which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): amortization of acquired intangibles, stock-based compensation expense, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration, accretion of interest on convertible senior notes, gain on extinguishment of convertible notes, capped call modification and change in fair value and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating current and deferred taxes utilizing non-GAAP pre-tax income for the year and analyzing changes in valuation allowance post purchase accounting. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. We believe that excluding the Anvil legal dispute accrual, which reflects an estimated potential liability in connection with a lawsuit filed in April 2022 by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) (see Note 19 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K), allows for more meaningful comparisons between operating results from period to period as the litigation expense being excluded is not considered a normal, recurring expense, does not have a direct correlation to the operations of our business and is outside of the ordinary course of business due to the lack of frequency of similar cases that have been brought against us to date, the complexity of the case and the nature of the remedies sought. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding gain on extinguishment of convertible notes, capped call modification and change in fair value allows for more meaningful comparisons between operating results from period to period as gains and losses on the extinguishment of convertible notes, capped call modifications and change in fair value are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP gross profit to non-GAAP gross profit (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross profit	$317,301	$296,958	$254,217
Amortization of acquired intangibles	8,445	11,657	12,109
Stock-based compensation	6,171	5,468	3,678
2022 Strategic Realignment	814	953	—
Non-GAAP gross profit	$332,731	$315,036	$270,004

The following table reconciles our GAAP gross margin to non-GAAP gross margin(1):

	Year Ended December 31,
	2023	2022	2021
Gross margin	70.7%	68.8%	69.0%
Amortization of acquired intangibles margin	1.9%	2.7%	3.3%
Stock-based compensation margin	1.4%	1.3%	1.0%
2022 Strategic Realignment margin	0.2%	0.2%	0.0%
Non-GAAP gross margin	74.1%	72.9%	73.3%

(1)
Columns may not add up to 100% due to rounding.

The following table reconciles our GAAP net loss to non-GAAP net income. For comparability purposes, non-GAAP net income has been recast for the year ended December 31, 2022 to include costs related to the Anvil legal dispute to conform to the current year presentation (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(47,305)	$(61,174)	$(94,796)
Amortization of acquired intangibles	36,840	42,982	40,459
Stock-based compensation	48,889	47,620	44,095
2022 Strategic Realignment	13,733	17,358	—
Anvil legal dispute accrual	24,000	1,000	—
Change in fair value of contingent consideration	—	(57)	(7,046)
Accretion of interest on convertible senior notes	2,640	4,561	35,271
Gain on extinguishment of debt, capped call modification and change in fair value	(12,658)	(19,243)	(7,181)
Income tax adjustments	(1,427)	(1,151)	(1,278)
Non-GAAP net income	$64,712	$31,896	$9,524

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $122.4 million as of December 31, 2023. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

Under the terms of the Merger Agreement with Project Emerson Parent, LLC and Project Emerson Merger Sub, Inc., we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing. Outside of certain limited exceptions, we may not take, commit or agree to do certain actions without Project Emerson Parent, LLC’s consent, including, but not limited to, entering into material transactions other than in the ordinary course of business, disposing of material assets, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs or capital expenditure requirements.

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of December 31, 2023, our commitments to settle contractual obligations include $363.7 million principal amount of indebtedness under the 2026 Notes and 2024 Notes (see Note 9 of the notes to consolidated financial statements) and lease obligations of $25.9 million (see Note 18 of the notes to consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$201,594	$492,758	$475,630
Net cash provided by operating activities	72,575	20,167	22,193
Net cash used in investing activities	(17,301)	(18,893)	(281,836)
Net cash provided by (used in) financing activities	(131,898)	(290,520)	276,344
Effects of exchange rates on cash, cash equivalents and restricted cash	401	(1,918)	427
Cash, cash equivalents and restricted cash at end of period	$125,371	$201,594	$492,758

At December 31, 2023, $19.1 million of the $125.4 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

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

During fiscal year 2023, we paid approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of our 2026 Notes.

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

During fiscal year 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of our 2024 Notes. During fiscal year 2023, we also partially terminated capped call options entered into in connection with the 2024 Notes and received approximately $33 thousand.

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

Operating activities generated $72.6 million in net cash in 2023 which included $116.6 million in non-cash operating expenses and a $3.2 million increase in changes in operating assets and liabilities, partially offset by our net loss of $47.3 million. Specifically, we recognized non-cash charges aggregating to $58.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $48.9 million for stock-based compensation, $19.6 million for amortization of deferred commissions, $2.6 million related to the accretion of interest on our convertible senior notes and $2.0 million for provision for credit losses, offset by $12.7 million gain on extinguishment of convertible notes, $1.9 million for deferred income taxes and $0.7 million for gain on disposal of assets. The net change in operating assets and liabilities of $3.2 million reflected a $21.7 million increase in accrued expenses, a $6.9 million increase in deferred revenue, a $4.2 million increase in accounts payable, a $1.6 million increase in accrued payroll and employee related liabilities, a $1.0 million decrease in prepaid expenses and a $0.9 million decrease in other assets. These amounts were offset by a $28.6 million increase in deferred cost, a $3.5 million decrease in other liabilities and a $1.1 million increase in accounts receivable.

Operating activities generated $20.2 million in net cash in 2022 which included $107.7 million in non-cash operating expenses partially offset by our net loss of $61.2 million and by a $26.3 million decrease in changes in operating assets and liabilities. Specifically, we recognized non-cash charges aggregating to $60.6 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $47.6 million for stock-based compensation, $18.3 million for amortization of deferred commissions, $4.6 million related to the accretion of interest on our convertible senior notes, $0.7 million for loss on disposal of assets and $0.4 million for provision for credit losses, offset by $19.2 million gain on extinguishment of debt and capped call modification, $5.2 million for deferred income taxes and $0.1 million in other non-cash charges. The net change in operating assets and liabilities of $26.3 million reflected $23.1 million increase in deferred cost, a $4.9 million decrease in accounts payable, a $4.1 million decrease in accrued payroll and employee related liabilities, a $3.5 million increase in other assets, a $0.8 million increase in accounts receivable and a $0.2 million decrease in other liabilities. These amounts were offset by an $8.7 million increase in deferred revenue, a $1.0 million increase in accrued expenses and a $0.6 million decrease in prepaid expenses.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses, purchase and sales of short-term investments and the sale of assets.

Investing activities used $17.3 million cash in 2023, which consisted of a $16.5 million investment in software development and $5.2 million in purchases of property and equipment offset by $4.4 million cash received from the sale of assets and $0.1 million attributed to a landlord reimbursement.

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

We may from time to time seek to retire or purchase additional outstanding debt through cash repurchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such repurchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

Financing activities used $131.9 million of cash in 2023, which reflects $129.6 million in payments for the extinguishment of the 2026 Notes and 2024 Notes and $7.9 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units partially offset by $4.3 million from the issuance of stock under our employee stock purchase plan and $1.3 million from the exercise of stock options.

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

Backlog

We generally sell our critical communications applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of December 31, 2023, and generally bill and collect payment annually in advance. Since we bill many of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements. We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals and changes in customer financial circumstances. In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may also differ from that of other companies in our industry. Due to these factors, as well as variances in billing arrangements with customers, we do not utilize backlog as a key management metric internally.

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

Stock-Based Compensation

We recognize compensation expense for restricted stock units (“RSUs”) based on the fair value of the award and on a straight-line basis over the vesting period based on the estimated portion of the RSU that is expected to vest. Our board of directors determines the fair value of RSUs based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant.

We grant performance-based RSUs (“PSUs”) that vest upon satisfaction of certain performance-based conditions. The PSUs generally vest based on us achieving certain revenue growth thresholds. The vesting of the PSUs is subject to the employee’s continued employment with us through the date of achievement. The fair value is based on the value of our common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

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

We recognize compensation expense for our market-based grants based on the fair value of the award which is remeasured at each reporting period until settlement. Inherent in the valuation and recording of stock-based compensation for market-based grants are several estimates that we made in regard to valuation and expense that will be incurred. We use the Monte-Carlo simulation model to measure the fair value of market-based grants. Expected volatility is based on a combination of historical stock price volatility and implied volatility of our common stock. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the expected term. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Goodwill Impairment

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our annual impairment assessment on November 30, 2023. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2023, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization, we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitative assessment performed on November 30, 2023, there was no impairment of goodwill recorded.

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

Convertible Senior Notes

Significant judgment is required in determining the balance sheet classification of the convertible senior notes. We analyze our intention to settle all of the debt at maturity or to settle in shares if converted by the debt holder prior to maturity in order to classify the debt as long-term on the balance sheet.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2023, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of December 31, 2023.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes of which $300.3 million remain outstanding as of December 31, 2023. During the year ended December 31, 2023, we paid approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of the 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes of which $63.5 million remain outstanding as of December 31, 2023. During the year ended December 31, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of the 2024 Notes. During the year ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes. In November 2017, we issued $115 million in aggregate principal amount of our 2022 Notes, which matured in November 2022. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including upon certain trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible during the year ended December 31, 2023.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $122.4 million as of December 31, 2023, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

None.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness related to ineffective information technology general controls (“ITGC”s) over user access and change management for the primary system supporting our financial statement close process. Specifically, we did not maintain (1) user access controls to ensure access to the primary system supporting our financial reporting processes is authorized and entitlements are recertified on a periodic basis to validate that only authorized individuals have access to such information and (2) program change management controls to ensure that Information Technology (“IT”) programs and data changes affecting our primary system supporting our financial reporting processes and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls that are dependent on the affected ITGCs were deemed ineffective because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system. We believe the control deficiencies were a result of IT control processes lacking sufficient documentation and insufficient training on the importance of ITGCs and risk-assessment processes, such that we had an inadequate ability to identify and assess changes in IT environments that could impact internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which appears in the financial statements appended to this Annual Report on Form 10-K.

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Following identification of this material weakness, and prior to filing this Annual Report on Form 10-K, we performed additional analysis and procedures in preparing our consolidated financial statements for the year ended December 31, 2023. Based on these procedures, management believes that the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. In order to remediate this material weakness, our management, under the oversight of the Audit Committee, has initiated measures intended to remediate this material weakness and strengthen our internal controls over financial reporting including, but not limited to: (1) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes, (2) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes and (3) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes.

While we are taking steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will monitor the effectiveness of the remediation plan and refine the remediation efforts as appropriate. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.

Changes in Internal Control over Financial Reporting

Except for the material weakness in information technology general controls identified in the fourth quarter as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. After December 31, 2023, we began the remediation efforts described above.

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K).

First Amendment to Everbridge, Inc. 2022 Inducement Plan

On February 26, 2024, our Board amended the Everbridge, Inc. 2022 Inducement Plan (the “Inducement Plan”) to reserve an additional 147,490 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan.

Departure of Chief Accounting Officer

On February 26, 2024, Phillip E. Huff, our Chief Accounting Officer and principal accounting officer, provided notice he was resigning from his position as Chief Accounting Officer, effective March 22, 2024. The departure was not a result of any disagreement on any matter relating to our accounting practices, operations or policies.

On February 26, 2024, Mr. Huff entered into a release agreement with us (the “Release Agreement”), pursuant to which Mr. Huff became eligible to receive certain separation benefits to be paid following the separation date, including (i) severance payments equal to six (6) months of Mr. Huff’s base salary; (ii) payment of one-third of Mr. Huff’s 2023 annual discretionary bonus, payable within fifteen (15) days of the effective date of the Release Agreement; and (iii) payment of COBRA premiums for up to six (6) months. Additionally, Mr. Huff entered into a consulting agreement with us (the “Consulting Agreement”). The term of the Consulting Agreement will begin on March 23, 2024 and end on May 10, 2024, unless terminated earlier by us pursuant to the terms contained therein. Pursuant to the Consulting Agreement, Mr. Huff will receive $11,000 per month, with a daily rate of $550 for any day in which services are performed after having reached eighty (80) hours in the applicable month. In addition, consistent with the terms of our 2016 Equity Incentive Plan and related forms of agreement, all unvested equity awards we previously granted to Mr. Huff will continue to vest during the term of the Consulting Agreement in accordance with their terms, but will not be subject to vesting acceleration.

The above descriptions of the Release Agreement and Consulting Agreement are only summaries and do not purport to be complete and are qualified in their entirety by references to the full text of the agreements, which are filed as Exhibit 10.29 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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
3.
Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated February 4, 2024 among Project Emerson Parent, LLC, Project Emerson Merger Sub, Inc. and Everbridge, Inc.		8-K	001-37874	2.1	2/5/24

3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Third Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	11/9/23

4.1	Form of common stock certificate of Everbridge, Inc.		S-1/A	333-213217	4.1	9/6/16

4.2	Indenture, dated December 13, 2019, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	12/13/19

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-37874	4.5	2/25/22

4.4	Indenture, dated March 11, 2021, between Everbridge, Inc. and U.S. Bank National Association, as Trustee.		8-K	001-37874	4.1	3/11/21

4.5	Form of Global Note, representing Everbridge, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-37874	4.2	3/11/21

10.1	Lease Agreement, dated as of April 26, 2018 by and between Everbridge, Inc. and PR 155 North Lake, LLC.		10-K	001-37874	10.1	3/1/19

10.2	First Amendment to Lease Agreement, dated as of April 10, 2023, by and between Everbridge, Inc. and SFIII Lake, LLC and SFIII FOS Lake, LLC.		10-Q	001-37874	10.2	5/9/23

10.3	Lease, dated as of December 16, 2016, by and between Everbridge, Inc. and Burlington Centre Owner, LLC.		10-K	001-37874	10.20	3/23/17

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.4	First Amendment to Lease, dated as of February 6, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.20	3/1/19

10.5	Second Amendment to Lease, dated as of October 16, 2018, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.22	2/24/23

10.6	Third Amendment to Lease, dated as of November 15, 2022, by and between Everbridge, Inc. and 25 Corporate Drive LLC.		10-K	001-37874	10.23	2/24/23

10.7+	2008 Equity Incentive Plan, as amended and as currently in effect, and Forms of Stock Option Agreement and Notice of Exercise thereunder.		S-1/A	333-213217	10.3	9/6/16

10.8+	2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		S-1/A	333-213217	10.4	9/6/16

10.9+	Form of Restricted Stock Unit Award Agreement under the Everbridge, Inc. 2016 Equity Incentive Plan, as amended.		10-Q	001-37874	10.1	8/14/17

10.10+	2016 Employee Stock Purchase Plan.		S-1/A	333-213217	10.5	9/6/16

10.11+	Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.1	12/20/22

10.12+	Form of Option Grant Notice and Award Agreement under the Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.2	12/20/22

10.13+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Everbridge, Inc. 2022 Inducement Incentive Plan.		8-K	001-37874	10.3	12/20/22

10.14+	2022 Corporate Bonus Plan of Everbridge, Inc.		10-K	001-37874	10.15	2/24/23

10.15+	Everbridge, Inc. Severance Plan.		10-Q	001-37874	10.1	8/9/22

10.16+	Non-Employee Director Compensation Plan.		10-K	001-37874	10.6	2/26/21

10.17+	Form of Indemnification Agreement by and between Everbridge, Inc. and each of its directors and executive officers.		S-1	333-213217	10.9	8/19/16

10.18+	Amended and Restated Engagement Agreement, dated as of February 26, 2021, by and between Everbridge, Inc. and Jaime Ellertson.		10-K	001-37874	10.9	2/26/21

10.19+	Employment Agreement, dated as of February 4, 2019, by and between Everbridge, Inc. and Patrick Brickley.		8-K	001-37874	10.1	3/1/19

10.20+	Letter agreement, dated December 8, 2021, by and between Patrick Brickley and Everbridge, Inc.		8-K	001-37874	10.1	12/9/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.21+	Employment Agreement, dated as of August 19, 2019, by and between Everbridge, Inc. and Vernon Irvin.		10-Q	001-37874	10.2	11/8/19

10.22+	Letter agreement, dated December 8, 2021, by and between Vernon Irvin and Everbridge, Inc.		8-K	001-37874	10.2	12/9/21

10.23+	Employment Agreement dated July 25, 2022, between David Wagner and the Company.		8-K	001-37874	10.1	7/25/22

10.24+	Consulting Services Agreement dated December 31, 2022 between Elliot J. Mark and the Company.		10-K	001-37874	10.14	2/24/23

10.25+	Employment Agreement, dated as of December 16, 2022, by and between Everbridge, Inc. and Bryan Barney.		10-Q	001-37874	10.1	5/9/23

10.26+	Letter Agreement, dated as of February 4, 2024, by and between Everbridge, Inc. and David Rockvam.	X

10.27+	Release Agreement and Consulting Agreement dated February 4, 2024 between Patrick Brickley and the Company.	X

10.28+	First Amendment to Everbridge, Inc. 2022 Inducement Plan.	X

10.29+	Release Agreement and Consulting Agreement dated February 26, 2024 between Phillip E. Huff and the Company.	X

21.1	Subsidiaries of Everbridge, Inc.	X

23.1	Consent of Ernst & Young, LLP.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
97	Everbridge, Inc. Incentive Compensation Recoupment Policy.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Everbridge, Inc.

Date: February 27, 2024	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: February 27, 2024	By:	/s/ David E. Rockvam
David E. Rockvam
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wagner	President, Chief Executive Officer and Director	February 27, 2024
David J. Wagner	(Principal Executive Officer)

/s/ David E. Rockvam	Executive Vice President and Chief Financial Officer	February 27, 2024
David E. Rockvam	(Principal Financial Officer)

/s/ Phillip E. Huff	Vice President, Corporate Controller and Chief	February 27, 2024
Phillip E. Huff	Accounting Officer (Principal Accounting Officer)

/s/ David Benjamin	Director	February 27, 2024
David Benjamin

/s/ Richard D’Amore	Director	February 27, 2024
Richard D’Amore

/s/ Alison Dean	Director	February 27, 2024
Alison Dean

/s/ Rohit Ghai	Director	February 27, 2024
Rohit Ghai

/s/ David Henshall	Chairman of the Board of Directors	February 27, 2024
David Henshall

/s/ Kent Mathy	Director	February 27, 2024
Kent Mathy

/s/ Simon Paris	Director	February 27, 2024
Simon Paris

/s/ Sharon Rowlands	Director	February 27, 2024
Sharon Rowlands

EVERBRIDGE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everbridge, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an adverse opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for Convertible Senior Notes in 2022 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Software License Contracts
Description of the Matter

The Company has a number of contracts under which it licenses its software for use on the customer’s premises. Such contracts usually have additional distinct performance obligations, such as software support and maintenance, professional services, and managed services. The Company’s revenue recognition accounting policy for such contracts is discussed in Note 2 to the consolidated financial statements. The financial statement accounts primarily affected by such transactions were revenue and deferred revenue.

Auditing such transactions was especially challenging because of the significant judgment required by management to estimate the standalone selling prices for each of the distinct performance obligations in the arrangement, where such performance obligations are typically sold on a bundled basis. Making this judgment of estimating a standalone selling price involves consideration of overall pricing objectives, market conditions and other factors, including the applications sold, customer demographics, geographic locations and the number and types of users within the Company’s contracts. Changes in these estimates of standalone selling prices can have a material effect on the amount of the transaction price allocated to and revenue recognized for each distinct performance obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of standalone selling prices used for the allocation of the transaction price to distinct performance obligations in software license arrangements.

Our audit procedures included, among others, evaluating the Company’s judgments related to the estimate of standalone selling price of each performance obligation for a sample of software license arrangements and recalculating the allocation of the total transaction price to the distinct performance obligations in the contract. In evaluating the judgments made by the Company in the estimate of the standalone selling prices in the selected contracts we met with members of the Company’s executive team to understand the Company’s overall pricing objectives, market conditions and other factors, and examined supporting evidence including the pricing of the same applications in other contracts as determined by customer demographics, geographic locations and the number and types of users within the Company’s contracts. We also performed a sensitivity analysis of the assumptions underlying the standalone selling price estimates to evaluate the impact that a change in those assumptions would have on revenue recognized during the period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Everbridge, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Everbridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Everbridge, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to ineffective information technology (IT) controls over user access and change management for the primary system supporting its financial statement close process. As a result of the ineffective IT controls, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were concluded to be ineffective because they could have been adversely impacted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 27, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2024

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$122,440	$198,725
Restricted cash	2,120	2,046
Accounts receivable, net	119,389	119,986
Prepaid expenses	12,880	13,133
Assets held for sale	—	6,485
Deferred costs and other current assets	36,604	31,866
Total current assets	293,433	372,241
Property and equipment, net	8,305	8,993
Capitalized software development costs, net	31,630	27,370
Goodwill	517,184	508,781
Intangible assets, net	130,264	166,177
Restricted cash	811	823
Prepaid expenses	902	1,709
Deferred costs and other assets	43,356	39,570
Total assets	$1,025,885	$1,125,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,013	$10,854
Accrued payroll and employee related liabilities	32,824	31,175
Accrued expenses	36,346	13,566
Deferred revenue	242,789	233,106
Convertible senior notes, current	63,110	—
Liabilities held for sale	—	2,062
Other current liabilities	8,918	10,644
Total current liabilities	399,000	301,407
Long-term liabilities:
Deferred revenue, noncurrent	6,429	9,278
Convertible senior notes, noncurrent	296,561	500,298
Deferred tax liabilities	4,318	6,236
Other long term liabilities	17,268	19,334
Total liabilities	723,576	836,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,199,583 and 40,127,522 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	41	40
Additional paid-in capital	771,779	721,143
Accumulated deficit	(449,429)	(402,124)
Accumulated other comprehensive loss	(20,082)	(29,948)
Total stockholders’ equity	302,309	289,111
Total liabilities and stockholders’ equity	$1,025,885	$1,125,664

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$448,788	$431,892	$368,433
Cost of revenue	131,487	134,934	114,216
Gross profit	317,301	296,958	254,217
Operating expenses:
Sales and marketing	159,092	173,621	161,337
Research and development	95,468	95,986	81,647
General and administrative	120,519	99,365	87,482
Restructuring	3,621	12,169	—
Total operating expenses	378,700	381,141	330,466
Operating loss	(61,399)	(84,183)	(76,249)
Other expense, net:
Interest income	7,120	5,697	390
Interest expense	(2,796)	(5,106)	(35,949)
Gain on extinguishment of convertible notes, capped call modification and change in fair value	12,658	19,243	7,181
Other income (expense), net	820	777	(2,748)
Total other income (expense), net	17,802	20,611	(31,126)
Loss before income taxes	(43,597)	(63,572)	(107,375)
Benefit from (provision for) income taxes	(3,708)	2,398	12,579
Net loss	$(47,305)	$(61,174)	$(94,796)
Net loss per share attributable to common stockholders
Basic	$(1.16)	$(1.54)	$(2.50)
Diluted	$(1.31)	$(1.76)	$(2.50)
Weighted-average common shares outstanding:
Basic	40,668,327	39,680,440	37,962,793
Diluted	43,622,341	45,583,459	37,962,793

Other comprehensive income (loss):
Foreign currency translation adjustment	9,866	(27,046)	(5,712)
Total other comprehensive income (loss)	9,866	(27,046)	(5,712)
Total comprehensive loss	$(37,439)	$(88,220)	$(100,508)

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	income (loss)	Total
Balance at January 1, 2021	35,449,447	$35	$542,776	$(293,316)	$2,810	$252,305
Issuance of common stock in connection with acquisitions	1,311,960	—	169,541	—	—	169,541
Issuance of common stock for contingent consideration	51,914	—	7,177	—	—	7,177
Stock-based compensation	—	—	44,684	—	—	44,684
Vesting of restricted stock units and performance-based restricted stock units	573,493	2	—	—	—	2
Stock award shares withheld to settle employee tax withholding liability	(68,832)	—	(10,085)	—	—	(10,085)
Exercise of stock options	114,381	—	3,113	—	—	3,113
Issuance of shares under employee stock purchase plan	41,164	—	4,587	—	—	4,587
Equity component of convertible notes due 2026, net of allocated issuance costs and taxes	—	—	99,000	—	—	99,000
Purchase of capped call hedge for the convertible notes due 2026, including issuance costs	—	—	(35,124)	—	—	(35,124)
Settlement of convertible notes due 2022	1,916,206	2	17,109	—	—	17,111
Termination and modification of capped call hedge for the convertible notes due 2022	—	—	10,886	—	—	10,886
Other comprehensive loss	—	—	—	—	(5,712)	(5,712)
Net loss	—	—	—	(94,796)	—	(94,796)
Balance at December 31, 2021	39,389,733	39	853,664	(388,112)	(2,902)	462,689
Cumulative effect of adoption of ASU 2020-06, net of taxes	—	—	(185,141)	47,162	—	(137,979)
Modification of 2022 Notes capped call options and resulting reclassification to derivative asset	—	—	6,110	—	—	6,110
Capped call termination and retirement of shares	(22,914)	—	—	—	—	—
Stock-based compensation	—	—	49,508	—	—	49,508
Vesting of restricted stock units and performance-based restricted stock units	843,402	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(198,278)	—	(6,307)	—	—	(6,307)
Exercise of stock options	9,883	—	144	—	—	144
Issuance of shares under employee stock purchase plan	105,696	—	3,165	—	—	3,165
Other comprehensive loss	—	—	—	—	(27,046)	(27,046)
Net loss	—	—	—	(61,174)	—	(61,174)
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at January 1, 2023	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111
Stock-based compensation	—	—	52,878	—	—	52,878
Vesting of restricted stock units and performance-based restricted stock units	1,123,677	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(299,195)	—	(7,885)	—	—	(7,885)
Exercise of stock options	75,457	—	1,319	—	—	1,319
Issuance of shares under employee stock purchase plan	172,122	—	4,291	—	—	4,291
Termination of capped call hedge for the convertible notes due 2024	—	—	33	—	—	33
Other comprehensive income	—	—	—	—	9,866	9,866
Net loss	—	—	—	(47,305)	—	(47,305)
Balance at December 31, 2023	41,199,583	$41	$771,779	$(449,429)	$(20,082)	$302,309

See accompanying notes to consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(47,305)	$(61,174)	$(94,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,815	60,600	53,168
Amortization of deferred costs	19,568	18,251	14,373
Deferred income taxes	(1,912)	(5,183)	(12,972)
Accretion of interest on convertible senior notes	2,640	4,561	35,271
(Gain) loss on disposal of assets	(708)	727	(82)
Gain on extinguishment of debt, capped call modification and change in fair value	(12,658)	(19,243)	(7,181)
Provision for credit losses and sales reserve	2,001	410	4,750
Stock-based compensation	48,889	47,620	44,095
Change in fair value of contingent consideration obligation	—	(57)	(7,046)
Payment of contingent consideration in excess of acquisition date fair value	—	—	(2,653)
Other non-cash adjustments	—	—	(240)
Change in operating assets and liabilities:
Accounts receivable	(1,064)	(848)	(18,187)
Prepaid expenses	984	560	(478)
Deferred costs	(28,562)	(23,063)	(16,793)
Other assets	947	(3,527)	(1,172)
Accounts payable	4,187	(4,855)	3,772
Accrued payroll and employee related liabilities	1,649	(4,136)	2,687
Accrued expenses	21,741	992	3,088
Deferred revenue	6,878	8,746	26,595
Other liabilities	(3,515)	(214)	(4,006)
Net cash provided by operating activities	72,575	20,167	22,193
Cash flows from investing activities:
Capital expenditures	(5,217)	(3,462)	(5,055)
Proceeds from landlord reimbursement	88	1,219	—
Proceeds from sale of assets	4,368	—	—
Payments for acquisition of business, net of acquired cash	—	(1,585)	(262,084)
Additions to capitalized software development costs	(16,540)	(15,065)	(14,697)
Net cash used in investing activities	(17,301)	(18,893)	(281,836)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	375,000
Payments of debt issuance costs	—	—	(10,640)
Purchase of convertible notes capped call hedge	—	—	(35,100)
Repurchase of convertible notes	(129,579)	(288,761)	(58,643)
Proceeds from termination of convertible notes capped call hedge	33	1,312	10,650
Payments of contingent consideration obligation	—	—	(2,540)
Payments associated with shares withheld to settle employee tax withholding liability	(7,885)	(6,307)	(10,085)
Proceeds from employee stock purchase plan	4,291	3,165	4,587
Proceeds from option exercises	1,319	144	3,113
Other	(77)	(73)	2
Net cash provided by (used in) financing activities	(131,898)	(290,520)	276,344
Effect of exchange rates on cash, cash equivalents and restricted cash	401	(1,918)	427
Net increase (decrease) in cash, cash equivalents and restricted cash	(76,223)	(291,164)	17,128
Cash, cash equivalents and restricted cash—beginning of year	201,594	492,758	475,630
Cash, cash equivalents and restricted cash—end of year	$125,371	$201,594	$492,758
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,175	$556	$894
Taxes, net of refunds received	5,888	1,716	1,543
Supplemental disclosure of non-cash activities
Common stock issued in connection with acquisitions	—	—	169,541
Contingent consideration in connection with acquisitions	—	—	9,195
Common stock issued in connection with contingent consideration payment	—	—	7,177
Purchase accounting payable, net	—	—	1,492
Common stock issued in connection with settlement of convertible notes	—	—	17,109
Modification of 2022 Notes capped call options and resulting reclassification from equity to derivative asset	—	6,090	—
Common stock received in connection with settlement of capped call options	—	700	—
Purchased intangible asset decrease	(399)	(963)	(3,027)
Capitalized assets included in accounts payable and accrued expenses	201	349	1,622
Capitalized development costs included in accounts payable and accrued expenses	280	—	—
Stock-based compensation capitalized for software development	3,782	2,093	589
Treasury stock retired	—	700	—
Other non-cash activities	192	—	—

See accompanying notes to consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Nature of Operations

Everbridge, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, referred to as “Everbridge” or the “Company”), is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. The Company’s SaaS-based platform enables the Company’s customers to manage and mitigate critical events. The Company’s enterprise applications, such as Mass Notification, Safety Connection, IT Alerting, Risk Intelligence, Public Warning, Community Engagement, Crisis Management, CareConverge, Control Center, Travel Protector, SnapComms and E911, automate numerous critical event management (“CEM”) processes. The Company generates revenue primarily from subscription fees to the Company’s enterprise applications. The Company has operations in the United States, United Kingdom, Norway, China, Netherlands, Canada, New Zealand, France, India, and other countries.

Proposed Merger with Thoma Bravo

On February 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo, L.P. For further information, see Note 21, Subsequent Events.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the 2025 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the amount and composition of other segment items and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles, additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources may be disclosed. All annual disclosures of a reportable segment’s profit or loss and assets required by ASC 280, Segment Reporting, will be required to be disclosed in interim periods. Public entities with a single reportable segment are required to provide all disclosures required under ASC 280. ASU 2023-07 is effective for the Company beginning with the 2024 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2023 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021. No single customer comprised more than 10% of the Company’s gross accounts receivable balance at December 31, 2023 and 2022.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

Held for Sale

Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on the Company’s Consolidated Balance Sheet in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as held for sale in the consolidated balance sheet.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

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

Intangible Assets

Intangible assets consist of patents, tradename, customer relationships and acquired technology. The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets using the straight-line method over the expected useful life of the asset. The estimated useful lives of acquired intangible assets currently held ranges from three to nine years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets in accordance with the long-lived assets policy stated above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

The Company performed a qualitative goodwill assessment at November 30, 2023 and concluded there was no impairment based on the qualitative assessment including our share price decrease as well as positive factors related to macroeconomic conditions, industry and market considerations, cost factors, financial performance and market capitalization.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Debt Issuance Costs

Debt issuance costs related to convertible senior notes recorded as a reduction of the carrying amount of the debt are amortized to interest expense using the effective interest method.

Revenue Recognition

The Company derives its revenues primarily from subscription services, professional services and software license arrangements.

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

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed an arrangement that calls for the Company to grant access to its software products either online or on premises and provide professional services in exchange for consideration from the customer.

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. Variable consideration revenue was not material for the years ended December 31, 2023, 2022 and 2021.

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

Advertising Expenses

Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $5.6 million, $6.4 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Stock-based compensation related to stock options and RSUs is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of the stock options and employee stock purchase plan awards. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock and the expected forfeiture rate.

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

The Tax Cuts and Jobs Act subjects a United States shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB staff question-and-answer document Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company elected to account for GILTI in the year the tax is incurred.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rates for the period. Net losses on foreign currency transactions of $0.1 million, $0.5 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, were recorded as a component of other income (expense), net, on the consolidated statements of operations.

Other Comprehensive Income (Loss)

For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock-based compensation awards and convertible senior notes. The Company uses the if-converted method for convertible senior notes for calculating any potential dilutive effect on diluted loss per share.
(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of December 31,
	2023	2022
Accounts receivable amortized cost	$125,522	$127,298
Allowance for credit losses	(6,133)	(7,312)
Net accounts receivable	$119,389	$119,986

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$(7,312)	$(6,922)	$(3,788)
Provision for expected credit losses, net	(1,564)	(1,413)	(3,512)
Write-offs	2,743	1,023	378
Balance, end of period	$(6,133)	$(7,312)	$(6,922)

Contract assets, net, included in deferred costs and other current assets on the consolidated balance sheets, is as follows (in thousands):

	As of December 31,
	2023	2022
Contract asset amortized cost	$9,001	$8,525
Allowance for credit losses	(606)	(1,015)
Net contract asset	$8,395	$7,510

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$(1,015)	$(1,160)	$(398)
Provision for expected credit losses, net	—	(24)	(798)
Write-offs	409	169	36
Balance, end of period	$(606)	$(1,015)	$(1,160)

Credit loss expense for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $0.2 million and $4.4 million, respectively. A payment received from a customer during the year ended December 31, 2022 reduced credit losses expense by $1.4 million.

The following table summarizes the changes in the sales reserve (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$(425)	$(250)	$(175)
Additions	—	(211)	(239)
Write-offs	—	36	164
Balance, end of period	$(425)	$(425)	$(250)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of December 31,
	in years	2023	2022
Furniture and equipment	5	$1,965	$1,655
Leasehold improvements (1)	9	9,371	7,081
System hardware	5	1,928	1,718
Office computers	3	8,950	7,553
Computer and system software	3	2,408	2,398
		24,622	20,405
Less accumulated depreciation and amortization		(16,317)	(11,412)
Property and equipment, net		$8,305	$8,993

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years as of December 31, 2023.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2023, 2022 and 2021 was $5.6 million, $5.1 million and $3.8 million, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of December 31, 2023	$64,860	3 years	$(33,230)	$31,630
As of December 31, 2022	$92,115	3 years	$(64,745)	$27,370

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Company capitalized software development costs of $20.6 million, $17.1 million and $15.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Amortized expense for capitalized software development costs was $16.3 million, $12.5 million and $9.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company retired $47.9 million of fully amortized capitalized software development assets.

The expected amortization of capitalized software development costs, as of December 31, 2023, for each of the next three years is as follows (in thousands):

2024	$15,322
2025	10,654
2026	5,654
$31,630

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2023, 2022 and 2021, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

As of December 31, 2023
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$88,189	$—	$—	$88,189
Total financial assets	$88,189	$—	$—	$88,189

As of December 31, 2022
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$140,336	$—	$—	$140,336
Total financial assets	$140,336	$—	$—	$140,336

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the year ended December 31, 2023.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

For the years ended December 31, 2023, 2022 and 2021, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The following table summarizes the changes in Level 3 financial instruments (in thousands):

Fair value at December 31, 2021	$59
Change in fair value of contingent consideration obligation from Anvil acquisition	(57)
Foreign currency translation	(2)
Fair value at December 31, 2022	$—

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

On May 27, 2020, the Company entered into a Stock Purchase Agreement with Techwan SA (“Techwan”) pursuant to which the Company purchased all of the issued and outstanding shares of stock of Techwan. In accordance with the Stock Purchase Agreement, 6,779 shares of the Company’s common stock were reserved and were expected to be issued to the sellers in November 2021 subject to the provisions in the Stock Purchase Agreement. Management analyzed the liability for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the liability qualifies for derivative accounting. The derivative liability was not designated as a hedging instrument. In accordance with ASC 815, the Company recorded the acquisition-related deferred common stock consideration derivative liability, which was carried at fair value, in other long-term liabilities on the consolidated balance sheet. The derivative liability was marked-to-market each measurement period and changes in fair value during the year ended December 31, 2021 of $(0.2) million were recorded as a component of other income (expense), net on the consolidated statements of operations. The fair value was derived from the Company’s stock price. In November 2021, the Company issued 6,779 shares of the Company’s common stock to settle the derivative liability and reclassified the derivative liability from a liability to equity.

On November 4, 2021, the Company entered into an agreement with the shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) pursuant to which the Company purchased all of the issued and outstanding share capital of Anvil. The Company paid $70.2 million in cash at closing, acquired net purchase liabilities of $1.6 million and issued $89.7 million in loan notes (“Consideration Loan Notes”) due on November 4, 2022, unless early redeemed by the Company or if there is a redemption on event of default. Also, on November 4, 2021, the Company entered into a Flip-Up Agreement with the Consideration Loan Notes holders to issue shares of the Company’s common stock within 10 business days. The Flip-Up Agreement included a call option for the Company to buy the Consideration Loan Notes from the sellers of Anvil and a put option for the sellers of Anvil to sell the Consideration Loan Notes to the Company for 574,639 shares of the Company’s common stock.

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

On November 4, 2021, the Company exercised the call option and issued 574,639 shares of common stock on November 10, 2021. During the three months ended December 31, 2021, the Company recognized a $10.1 million gain on the derivative and extinguishment of the Consideration Loan Notes in gain on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations due to the decrease in the Company’s stock price between the date the consideration loan notes were issued and the date the consideration loan notes were extinguished.

In connection with the issuance of the 1.50% convertible senior notes due November 1, 2022 (the “2022 Notes”), the Company entered into capped call transactions with certain option counterparties. See Note 9 for details on the 2022 Notes capped call transactions. In September 2022, the Company modified certain of the capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options to be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. The derivative assets were not designated as a hedging instrument. In September 2022, the Company reclassified the fair value of the capped call options to be settled in cash of $6.1 million from additional paid-in capital to other current assets on the consolidated balance sheet in accordance with ASC 815. The fair value was derived using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. The assets, which were classified as Level 2 of the fair value hierarchy, were marked-to-market and the decrease in fair value during the year ended December 31, 2022 of $4.8 million was recorded as a component of gain on extinguishment of debt, capped call modification and change in fair value on the consolidated statement of operations and on the consolidated statement of cash flows. In November 2022, the Company received the related cash as final settlement of the capped call options.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

During the year ended December 31, 2022, as a result of assessing the probabilities of payment for the potential contingent consideration for The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”) through June 30, 2023, the Company recognized a decrease in the fair value of Anvil’s contingent consideration obligation in the amount of $0.1 million. Cash payment determined as of the settlement date in June 2023 was zero.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of December 31, 2023 and 2022, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $260.1 million and $320.5 million, respectively, and the principal amount of the 2026 Notes was $300.3 million and $375.0 million, respectively. As of December 31, 2023 and 2022, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $58.7 million and $118.2 million, respectively, and the principal amount of the 2024 Notes was $63.5 million and $133.6 million, respectively. See Note 9.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$531,163
Acquisition initial value adjustment	(1,788)
Foreign currency translation	(20,594)
Balance at December 31, 2022	508,781
Foreign currency translation	8,403
Balance at December 31, 2023	$517,184

There were no impairments recorded against goodwill in 2023, 2022 or 2021.

Intangible assets consisted of the following (in thousands):

			As of December 31, 2023
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,942	3.47	$(29,981)	$4,961
Tradenames	16,505	4.52	(10,315)	6,190
Customer relationships	206,235	8.34	(87,122)	119,113
Total intangible assets	$257,682		$(127,418)	$130,264

			As of December 31, 2022
	Gross carrying amount	Weighted- average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,924	3.47	$(21,217)	$13,707
Tradenames	16,513	4.55	(7,057)	9,456
Customer relationships	204,697	8.34	(61,683)	143,014
Total intangible assets	$256,134		$(89,957)	$166,177

Amortization expense for intangible assets was $36.9 million, $43.0 million and $40.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense of tradenames and customer relationships is included within general and administrative expenses, while amortization of developed technology is included in cost of revenue. The Company recorded amortization expense attributed to developed technology of $8.4 million, $11.7 million and $12.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In December 2020, the Company completed an asset acquisition and recorded $17.1 million to developed technology. During the years ended December 31, 2023 and 2022 and 2021, the Company recognized a $0.4 million, a $1.0 million and a $3.0 million, respectively, reduction in the cost basis of the developed technology due to a partial return of the purchase price. The average useful life for the December 2020 asset acquisition of acquired technology is 4.0 years. During 2022, the Company assigned $5.6 million net carrying amount of intangible assets associated with a pending asset sale to assets held for sale on the consolidated balance sheet. During 2023, the Company completed the divestiture and derecognized the intangible assets (see Note 8). Additionally, during the year ended December 31, 2023, the Company retired $0.3 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of December 31, 2023, for each of the next five years and thereafter is as follows (in thousands):

2024	$31,976
2025	26,274
2026	20,433
2027	16,083
2028	15,677
Thereafter	19,821
$130,264

(8) Asset Sales

2023 Asset Sales

The Company entered into an agreement in the fourth quarter of fiscal 2022 to sell certain assets. In connection with entering into this agreement, the Company concluded that the asset sale met the held for sale criteria and classified the assets and liabilities as held for sale on the consolidated balance sheet. The Company completed the asset sale during March 2023 for total proceeds of $4.8 million. In connection with the asset sale, the Company recorded a gain of $0.3 million which is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2023.

Additionally, during the three months ended September 30, 2023, the Company entered into an agreement to sell certain assets. The Company completed the asset sale during October 2023 for proceeds of $0.2 million and recorded a gain of $0.3 million which is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2023.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(9) Convertible Senior Notes

Adoption of ASU 2020-06

On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduced the number of accounting models for convertible instruments by eliminating two of the three models in ASC 470-20, Debt—Debt with Conversion and Other Options, that required separate accounting for embedded conversion features, amended the requirements for a contract that is potentially settled in an entity’s own shares to be classified in equity, and amended certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the standard using the modified retrospective method. Adoption of ASU 2020-06 resulted in an adjustment to convertible senior notes, deferred tax liabilities, additional paid-in capital and accumulated deficit. The Company recognized the cumulative effect of initially applying ASU 2020-06 as an adjustment to the opening balance of accumulated deficit. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2022 balance sheet for the adoption of ASU 2020-06 was as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
BALANCE SHEET
Liabilities and Stockholders’ Equity
Convertible senior notes, current	$8	$—	$8
Convertible senior notes, noncurrent	665,695	142,836	808,531
Deferred tax liabilities	16,082	(4,858)	11,224
Additional paid-in capital	853,664	(185,141)	668,523
Accumulated deficit	(388,112)	47,162	(340,950)

The effect of the Company’s adoption of ASU 2020-06 had a $1.40 and $1.18 increase in basic and diluted loss per share, respectively, for the fiscal year ended December 31, 2022.

0% Convertible Senior Notes Due 2026

In March 2021, the Company issued $375.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”), including $50.0 million aggregate principal amount of 2026 Notes issued upon the initial purchasers’ exercise in full of their option to purchase additional 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier redeemed or repurchased by the Company or converted by the holders pursuant to their terms. The Company will pay special interest, if any, at the Company’s election as the sole remedy relating to the failure to comply with certain reporting obligations and under certain circumstances.

The 2026 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2026 Notes Indenture”). The 2026 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 0.125% convertible senior notes due 2024 (see 0.125% Convertible Senior Notes Due 2024 below); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

As of December 31, 2023, the 2026 Notes were not convertible at the option of the debt holder and were classified as long-term on the consolidated balance sheet.

The 2026 Notes are not redeemable by the Company prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after March 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.

During the year ended December 31, 2023, the Company paid approximately $64.9 million in cash to repurchase approximately $74.7 million aggregate principal amount of the 2026 Notes and recognized an extinguishment gain in the amount of $8.8 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations during the year ended December 31, 2023.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Prior to the Company’s adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2026 Notes to be approximately 7.25%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2026 Notes, which resulted in a fair value of the liability component of $269.6 million upon issuance, calculated as the present value of implied future payments based on the $375.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2026 Notes. The $105.4 million difference between the aggregate principal amount of $375.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2026 Notes were not considered redeemable.

Prior to the Company’s adoption of ASU 2020-06, significant judgment was required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

Prior to the Company’s adoption of ASU 2020-06, the Company estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

Prior to the Company’s adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $7.6 million, were being amortized to expense over the term of the 2026 Notes, and transaction costs attributable to the equity component, totaling $3.0 million, were netted with the equity component in shareholders’ equity.

The 2026 Notes consist of the following (in thousands):

	As of December 31,
	2023	2022
Liability component:
Principal	$300,276	$375,000
Less: debt discount, net of amortization	(3,715)	(6,763)
Net carrying amount	$296,561	$368,237

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of debt discount and transaction costs	$1,998	$2,112	$15,715

Effective interest rates were 0.6% during both years ended December 31, 2023 and 2022, respectively, and 7.3% during December 31, 2021.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$260,114	$296,561	$320,520	$368,237

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $24.31 on December 31, 2023, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

The 2024 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Notes Indenture”). The 2024 Notes are unsecured and rank: senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its 2026 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

As of December 31, 2023, the 2024 Notes were not convertible at the option of the debt holder and are classified as current liabilities on the consolidated balance sheet as the 2024 Notes mature in less than 12 months.

The 2024 Notes were not redeemable by the Company prior to December 20, 2022. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after December 20, 2022 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

During the year ended December 31, 2023, the Company paid approximately $65.7 million in cash to repurchase approximately $70.1 million aggregate principal amount of the 2024 Notes and recognized an extinguishment gain in the amount of $3.9 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations during the year ended December 31, 2023. The Company also partially terminated capped call options entered into in connection with the 2024 Notes during the year ended December 31, 2023 and received approximately $33 thousand recorded to additional paid-in capital on the consolidated balance sheet.

During the year ended December 31, 2022, the Company paid approximately $288.8 million in cash to repurchase approximately $316.4 million aggregate principal amount of the 2024 Notes and recognized an extinguishment gain in the amount of $24.0 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations during the year ended December 31, 2022.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Prior to the Company’s adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 5.16%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2024 Notes, which resulted in a fair value of the liability component of $360.4 million upon issuance, calculated as the present value of implied future payments based on the $450.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2024 Notes. The $89.6 million difference between the aggregate principal amount of $450.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2024 Notes were not considered redeemable.

Prior to the Company’s adoption of ASU 2020-06, significant judgment was required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. The Company accounted for the convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

Prior to the Company’s adoption of ASU 2020-06, the Company estimated the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

Prior to the Company’s adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Transaction costs attributable to the liability component, totaling $10.2 million, were being amortized to expense over the term of the 2024 Notes, and transaction costs attributable to the equity component, totaling $2.6 million, were netted with the equity component in shareholders’ equity.

The 2024 Notes consist of the following (in thousands):

	As of December 31,
	2023	2022
Liability component:
Principal	$63,459	$133,558
Less: debt discount, net of amortization	(349)	(1,497)
Net carrying amount	$63,110	$132,061

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
0.125% coupon	$142	$539	$562
Amortization of debt discount and transaction costs	642	2,449	18,924
	$784	$2,988	$19,486

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Effective interest rates were 0.7% during both years ended December 31, 2023 and 2022, respectively, and 5.2% during December 31, 2021.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$58,670	$63,110	$118,199	$132,061

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $24.31 on December 31, 2023, the if-converted value of the 2024 Notes was less than their respective principal amounts.

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

Prior to the Company’s adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2022 Notes at the time of issuance to be approximately 6.93%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2022 Notes, which resulted in a fair value of the liability component of $92.1 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense over the term of the 2022 Notes. The $22.9 million difference between the aggregate principal amount of $115.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2022 Notes were not considered redeemable.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Prior to the Company’s adoption of ASU 2020-06, in accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Year Ended December 31, 2021
1.50% coupon	$110
Amortization of debt discount and transaction costs	632
$742

Effective interest rates were 2.2% and 6.9% during the years ended December 31, 2022 and 2021, respectively.

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions were expected generally to reduce potential dilution to the Company's common stock upon any conversion of the 2022 Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of converted 2022 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2022 Notes, with an initial strike price of approximately $33.71 per share, which corresponded to the initial conversion price of the 2022 Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2022 Notes, and had a cap price of approximately $47.20. The cost of the purchased capped calls of $12.9 million was recorded to shareholders’ equity and was not re-measured. During the three months ended March 31, 2021, the Company amended one of the capped call agreements to reduce the cap price to $46.68 and recognized modification expense of $0.2 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations.

In September 2022, the Company modified certain capped call agreements to elect cash settlement as the final settlement method of the capped call options with two of the counterparties. Management analyzed the capped call options to be settled in cash for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that they qualify for derivative accounting. In September 2022, the Company reclassified the fair value of the capped call options to be settled in cash of $6.1 million from additional paid-in capital to other current assets on the consolidated balance sheet. The asset was remeasured through the settlement date. See Note 6 for details on the fair value measurement of the capped call options which were settled in cash. The remaining capped call options which did not require cash settlement were not re-measured. In November 2022, the Company received $1.3 million in cash and 22,914 in the Company’s shares as final settlement of the capped call options.

Future Maturities of Debt Obligations

The following table summarizes the Company’s debt obligations at December 31, 2023 (in thousands):

	2024	2025	2026	Total
Debt obligations	$63,459	$—	$300,276	$363,735

Debt obligations include the principal amount of the 2026 Notes and 2024 Notes but exclude interest payments to be made under the 2026 Notes and 2024 Notes. Although the 2026 Notes and 2024 Notes mature in 2026 and 2024, respectively, they can be converted into cash and/or shares of the Company’s common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. The 2026 Notes and 2024 Notes balance excludes debt discount capitalized on the balance sheet.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(10) Stockholders’ Equity

Preferred Stock

As of December 31, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of December 31, 2023, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2023 and 2022, there were 41,199,583 and 40,127,522 shares of common stock issued and outstanding, respectively.

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

On December 16, 2022, the Board adopted the Everbridge, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board (the “Committee”). The Board reserved 600,000 shares of Common Stock for issuance under the 2022 Inducement Plan. The only persons eligible to receive grants of Inducement Awards (as defined below) under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4). Inducement Awards may only be granted by: (i) the Committee, provided such committee is comprised solely of “independent directors” (as defined by Nasdaq Listing Rule 5605(a)(2)) or (ii) a majority of the Company’s “independent directors.” An “Inducement Award” means any right to receive Common Stock, cash or other property granted under the 2022 Inducement Plan (including nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards or other stock-based awards). The Board also adopted a (i) form of stock option grant notice, option agreement, and notice of exercise (the “Inducement Option Grant Package”) and (ii) form of restricted stock unit award grant notice and award agreement (the “Inducement RSU Grant Package”) for use under the 2022 Inducement Plan.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

For the years ended December 31, 2023, 2022 and 2021, 172,122, 105,696, and 41,164 shares of common stock, respectively, were purchased under the 2016 ESPP. As of December 31, 2023, 2022 and 2021, total recognized compensation cost was $1.5 million, $1.7 million, and $1.8 million, respectively. As of December 31, 2023, unrecognized compensation cost related to the 2016 ESPP was $0.2 million which will be amortized over a weighted-average period of 0.17 years.

The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50	0.50	0.50
Expected volatility (2)	50% - 60%	65% - 70%	45% - 60%
Risk-free interest rate (3)	5.18% - 5.51%	0.86% - 3.33%	0.05% - 0.06%
Dividend rate (4)	0%	0%	0%

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

There were no stock options granted during the years ended December 31, 2023 and 2022. There was no stock-based compensation expense recorded during the year ended December 31, 2023 as stock options were fully vested. The Company recorded stock-based compensation expense of $0.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, attributed to stock options.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $0.2 million and $12.7 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2023, 2022 and 2021 the total intrinsic value of all outstanding options was $0.1 million, $1.2 million and $6.9 million, respectively.

There was no unrecognized compensation cost related to nonvested stock options as of December 31, 2023. The amount of cash received from the exercise of stock options during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $0.1 million, and $3.1 million, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2022	142,202	$23.89
Exercised	(75,457)	17.48
Forfeited	(2,875)	37.98
Outstanding at December 31, 2023	63,870	30.83

Stock options outstanding, vested and expected to vest and exercisable are as follows:

	As of December 31, 2023
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding and exercisable	63,870	3.70	$30.83

Restricted Stock Units

During the year ended December 31, 2023, the Company granted 1,287,497 RSUs to members of its senior management and certain other employees pursuant to the 2016 Plan and the 2022 Inducement Plan. There were 1,030,843 RSUs that vested during the year ended December 31, 2023. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2023, 2022 and 2021 were $30.21, $39.51 and $124.00, respectively. The fair values of RSUs that vested during the years ended December 31, 2023, 2022 and 2021, were $48.5 million, $44.9 million and $25.6 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $43.6 million, $40.9 million, and $28.1 million respectively, of stock-based compensation related to the RSUs.

As of December 31, 2023, there was $64.7 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 1.92 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

During the year ended December 31, 2023, the Company granted 337,639 PSUs to members of its management pursuant to the 2016 Plan and the 2022 Inducement Plan. There were 92,834 PSUs that vested during the year ended December 31, 2023. During the year ended December 31, 2023, the share price of the Company’s common stock on the date of issuance of the PSUs ranged from $32.31 to $34.13 per share. The fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021 was $34.09, $35.27 and $123.94, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.0 million, $4.7 million and $13.0 million, respectively, of stock compensation expense in connection with the PSU awards.

As of December 31, 2023, there was $5.3 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.50 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2022	3,233,298
Granted	1,625,148
Vested	(1,123,677)
Forfeited	(664,865)
Outstanding at December 31, 2023	3,069,904

During the years ended December 31, 2023 and 2022, there were no windfall tax benefits recognized for the tax deductions from stock options exercised or RSU and PSU awards vested as such tax deductions did not exceed the related stock compensation expense recorded for book purposes. During the year ended December 31, 2021, there were no tax benefits recognized for the tax deductions from stock options exercised or RSU and PSU award vested as tax windfall benefits increased the NOLs which were analyzed for a valuation allowance along with the Company’s other deferred tax assets.

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which were payable in cash to partially settle a vendor contract. Vesting was contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement ranged from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants were classified as a liability on the Company’s balance sheet and were remeasured at each reporting period until settlement. Cash payment determined as of the settlement date in September 2023 was zero. Fair value of the market-based grants as of December 31, 2022 was $0.2 million. During the years ended December 31, 2023 and 2022, the Company recognized a stock compensation credit of $0.2 million and a stock compensation expense of $0.2 million, respectively, in connection with these awards.

Prior to vesting in September 2023, fair value of the market-based grants was determined using the Monte-Carlo simulation with the following assumptions:

	Year Ended December 31,
	2023	2022
Market-Based Grants:
Expected term (in years)	0.23 - 0.48	0.73 - 1.50
Expected volatility	51% - 57%	58% - 71%
Risk-free interest rate	4.88% - 5.35%	1.97% - 4.69%
Dividend rate	0%	0%

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$6,171	$5,468	$3,678
Sales and marketing	17,313	15,917	15,936
Research and development	12,225	9,967	8,717
General and administrative	13,180	16,268	15,764
Total	$48,889	$47,620	$44,095

Stock-based compensation expense is recognized over the award’s expected vesting schedule, which is reduced for forfeitures.

(12) Basic and Diluted Net Loss per Share

The following table summarizes the computations of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock. The Company uses the if-converted method for convertible senior notes for calculating any potential dilutive effect on diluted net loss per share. (In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(47,305)	$(61,174)	$(94,796)
Dilutive effect of convertible notes, net of tax	(9,682)	(18,890)	—
Adjusted net loss	$(56,987)	$(80,064)	$(94,796)

Weighted-average common stock outstanding — basic	40,668,327	39,680,440	37,962,793
Dilutive potential common shares related to convertible notes	2,954,014	5,903,019	—
Weighted-average common stock outstanding — diluted	43,622,341	45,583,459	37,962,793

Basic net loss per share	$(1.16)	$(1.54)	$(2.50)
Diluted net loss per share	$(1.31)	$(1.76)	$(2.50)

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Convertible senior notes	—	—	6,080,480
Stock-based compensation grants	3,133,774	3,375,500	1,737,478
Total	3,133,774	3,375,500	7,817,958

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

In March 2021 and December 2019, the Company partially terminated capped call options related to the 2022 Notes and received $10.6 million and $5.8 million, respectively. In March 2021, the Company also modified a capped call agreement entered into in connection with the 2022 Notes and recognized modification expense of $0.2 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations. In November 2022, the Company received $1.3 million in cash and 22,914 in the Company’s shares as final settlement of the capped call options. In December 2023, the Company partially terminated capped call options related to the 2024 Notes and received $33 thousand.

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2023 was 7.0 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

(13) Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(12,682)	$(30,297)	$(90,584)
Foreign	(30,915)	(33,275)	(16,791)
Total	$(43,597)	$(63,572)	$(107,375)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 21% tax rate was applied as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax at federal statutory rate	$(9,155)	$(13,350)	$(22,549)
Increase (decrease) in tax resulting from:
State income tax expense, net of federal tax effect	1,823	658	(5,018)
Nondeductible permanent items	190	1,169	(87)
Accrued legal dispute	5,250	—	—
Executive compensation	746	746	4,885
Global Intangible Low-Taxed Income	—	3,055	—
Foreign rate differential	(344)	(638)	(1,060)
Gain on extinguishment of debt	—	—	(2,123)
Research and development tax credits	(749)	—	—
Adoption of ASU 2020-06	—	(70,503)	—
Tax rate change	(12)	(3)	(1,039)
Adjustment to deferred taxes	(9,425)	1,980	817
Change in valuation allowance	8,246	67,450	23,262
Uncertain tax positions	—	(423)	165
Nonqualified stock option and performance award shortfall (windfall) upon exercise	7,482	7,745	(9,352)
Other	(344)	(284)	(480)
Total	$3,708	$(2,398)	$(12,579)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2023, 2022 and 2021 is primarily attributable to the effect of state income taxes, difference between the U.S. and foreign tax rates, non-deductible officer compensation, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. In addition, the Company’s foreign subsidiaries are subject to varied applicable statutory income tax rates for the periods presented.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$253	$129	$67
State	1,352	395	49
Foreign	4,073	2,151	212
	5,678	2,675	328
Deferred:
Federal	(227)	(48,545)	(20,181)
State	(745)	(17,404)	(7,634)
Foreign	(9,244)	(6,574)	(8,354)
	(10,216)	(72,523)	(36,169)
Change in valuation allowance	8,246	67,450	23,262
Total	$3,708	$(2,398)	$(12,579)

The net deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Lease liability	$5,022	$6,094
Tax credits	3,091	185
Accrued expenses	3,312	3,222
Deferred revenue	1,298	1,800
NOL carryforward	91,257	94,817
Other assets	5,227	7,119
Property and equipment	180	—
Intangible assets	28,988	22,843
Valuation allowance	(93,988)	(85,392)
Total net deferred tax assets	44,387	50,688
Deferred tax liabilities
Deferred commissions	(9,095)	(7,193)
Intangible assets	(35,943)	(44,568)
Property and equipment	—	(550)
Right-of-use asset	(3,668)	(4,609)
Other	1	(4)
Total deferred tax liabilities	(48,705)	(56,924)
Total deferred income tax liabilities	$(4,318)	$(6,236)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2023 and 2022, a valuation allowance of $94.0 million and $85.4 million, respectively, has been recorded.

As of December 31, 2023, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $238.1 million and $212.0 million, respectively. Of the $238.1 million of federal NOL carryforwards, $20.3 million are pre-2018 losses and may be carried forward for twenty years. The remaining $217.9 million can be carried forward indefinitely but can only be utilized to offset 80% of taxable income . Of the $212.0 million of state NOL carryforwards, $28.4 million can be carried forward indefinitely with the remaining NOLs expiring in various years through 2043 if not utilized. The Company completed a Section 382 study for the period through December 31, 2022 and determined that a Section 382 ownership change occurred on December 31, 2017 subjecting all pre-2018 losses to a utilization limitation; however, such limitation is not expected to result in NOLs expiring unused. Any future annual limitation may result in the expiration of NOLs before utilization.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

As of December 31, 2023 and 2022, the Company had combined foreign NOL carry-forwards available to reduce future taxable income of approximately $115.0 million and $85.3 million, respectively. As of December 31, 2023 and 2022, valuation allowances of $108.0 million and $82.5 million, respectively, had been recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance of unrecognized tax benefits	$1,067	$1,490	$748
Increases for current year tax positions	—	127	138
Increases (decreases) for prior year tax positions	32	(577)	577
Decreases due to settlements with taxing authorities	(1,099)	—	—
Ending balance (excluding interest and penalties)	—	1,040	1,463
Interest and penalties	—	27	27
Total	$—	$1,067	$1,490

For the years ended December 31, 2023, 2022 and 2021, the Company recorded income tax (benefit) expense of $32,000, ($423,000) and $165,000, respectively, related to uncertain tax positions. In 2023, the Company settled an income tax audit with the Chinese tax authorities resulting in a decrease of $1.1 million uncertain tax position which was reclassed to taxes payable. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits associated with uncertain tax positions, if any, in the income tax provision. At December 31, 2023, the Company had no accruals for interest and penalties related to uncertain tax positions. At December 31, 2022 and 2021, the Company had accrued $27,000 for each period in interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and various states along with other foreign countries. The Company has not been notified that it is under audit by the IRS or any state, however, due to the presence of NOL carryforwards, all the income tax years remain open for examination in each of these jurisdictions. There are no audits in any foreign jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2023, the Company had $15.2 million in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.

(14) Segment information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM, who is the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. While the Company has applications that address multiple use cases, the Company’s applications generally operate on and leverage a single technology platform and are deployed and sold in an identical way. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, the Company has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Geographic concentrations of revenues and long-lived assets are disclosed in Note 16.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company’s North America revenue is generated in the United States (in thousands):

	Year Ended December 31,
Primary Geographic Markets	2023	2022	2021
North America	$338,269	$318,348	$276,677
International	110,519	113,544	91,756
Total	$448,788	$431,892	$368,433

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription services	$410,506	$384,617	$327,047
Professional services	24,677	29,252	26,022
Software licenses and other	13,605	18,023	15,364
Total	$448,788	$431,892	$368,433

Contract Assets

Contract assets arise when the Company has earned revenue on a contract with a customer prior to billing. Any contract assets that may arise are recorded in other assets on the Company’s consolidated balance sheets net of an allowance for credit losses.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue on the Company’s consolidated balance sheets. The noncurrent portion of deferred revenue is included and separately disclosed on the Company’s consolidated balance sheets.

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $20.0 million and $16.2 million as of December 31, 2023 and 2022, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $26.6 million and $21.4 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, amortization expense for the deferred costs was $19.6 million, $18.3 million and $14.4 million, respectively. There was no impairment loss in relation to the costs capitalized.

Deferred Revenue

For the years ended December 31, 2023, 2022 and 2021, $225.7 million, $214.8 million and $157.6 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

For the years ended December 31, 2023, 2022 and 2021, $5.9 million, $6.8 million and $8.6 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balance at the beginning of the period.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Remaining Performance Obligations

As of December 31, 2023, approximately $494.1 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $305.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of December 31, 2023, approximately $10.0 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $9.3 million of these remaining professional services performance obligations over the next 12 months, with the balance recognized thereafter.
(16) Geographic Concentrations

Revenue by location is determined by the billing address of the customer. North America includes United States and Canada and International aggregates international revenues excluding Canada. Approximately 75%, 74% and 75% of the Company’s revenue was from North America for the fiscal years ended December 31, 2023, 2022 and 2021, respectively. The majority of the Company’s North America revenue is generated in the United States. No other individual country comprised more than 10% of total revenue for the fiscal years ended December 31, 2023, 2022 and 2021. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of December 31, 2023 and 2022, 83% and 79%, respectively, of the Company’s property and equipment was located in North America. The majority of the Company’s North America property and equipment is located in the United States.

(17) Employee Benefit Plan

The Company maintains a 401(k) plan for the benefit of the Company’s eligible employees. The plan covers all employees who have attained minimum service requirements. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. There was $2.6 million, $2.2 million and $2.0 million cash contributions made to the plan by the Company for the years ended December 31, 2023, 2022 and 2021, respectively. Contribution expense recognized for the 401(k) plan was $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(18) Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2031. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. During 2023 and 2022, the Company terminated leases related to the 2022 Strategic Realignment (as defined in Note 20). See Note 20 for details on the 2022 Strategic Realignment.

The Company records its right-of-use (“ROU”) asset within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2023	2022
Balance sheet information
ROU assets	$16,075	$17,872
Lease liabilities, current	$3,825	$3,797
Lease liabilities, non-current	16,694	18,742
Total lease liabilities	$20,519	$22,539
Supplemental data
Weighted average remaining lease term	5.91 years	6.57 years
Weighted average discount rate	6.12%	5.68%

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in lease liabilities	$4,810	$7,280	$6,574
ROU assets obtained in exchange for new lease obligations	2,680	11,850	8,250

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$4,932
2025	4,290
2026	3,820
2027	3,388
2028	3,187
Thereafter	6,284
Total undiscounted lease payments	25,901
Less: imputed interest	(5,382)
Total lease liabilities	$20,519

The following table presents components of lease expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$4,904	$6,089	$6,383
Short-term lease expense(1)	545	638	832
	5,449	6,727	7,215
Less: Sublease income	(247)	(155)	(61)
Total lease expense	$5,202	$6,572	$7,154

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of December 31, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(19) Commitments and Contingencies

For a summary of the Company’s debt and lease obligations, see Notes 9 and 18, respectively.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Litigation

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claimed that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. As of December 31, 2023, the Company had accrued a liability of $25 million on the Company’s consolidated balance sheet with respect to this claim. On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company paid $25 million to settle the claims.

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint (the “First Amended Complaint”). The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period from November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. On May 9, 2023, the Court granted the Company’s motion to dismiss each of the claims, dismissing the First Amended Complaint in its entirety, without prejudice. Sylebra filed a Second Amended Complaint on June 30, 2023. The Company has filed a motion to dismiss the Second Amended Complaint and that motion was heard by the court on January 4, 2024. The court has not yet rendered a decision on the motion. Even if the Company were to prevail again, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the 2022 Strategic Realignment and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company’s estimates of total pre-tax charges associated with the 2022 Strategic Realignment, by major type of cost, of which approximately $33 million to $35 million are expected to result in cash outlays (in millions):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$13	to	$14
Facilities-related	5	to	5
Other	—	to	—
Business transformation charges	16	to	17
Total restructuring and business transformation charges	$34	to	$36

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at April 1, 2022	$—	$—	$—	$—
Charges	7,802	4,200	167	12,169
Charges settled in cash	(6,505)	(3,316)	(167)	(9,988)
Charges settled in non-cash	(3)	(848)	—	(851)
Balance at December 31, 2022	1,294	36	—	1,330
Charges	3,534	87	—	3,621
Charges settled in cash	(3,335)	(90)	—	(3,425)
Charges settled in non-cash	(49)	(38)	—	(87)
Balance at December 31, 2023	$1,444	$(5)	$—	$1,439

(1)
Balance at December 31, 2023 is recorded in accrued payroll and employee related liabilities and accrued expenses in the consolidated balance sheet. Balance at December 31, 2022 is recorded in accrued payroll and employee related liabilities in the consolidated balance sheet.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(2)
Balance at December 31, 2023 is recorded in prepaid expenses in the consolidated balance sheet. Balance at December 31, 2022 is recorded in accrued expenses in the consolidated balance sheet. Charges settled in non-cash relate to the loss on disposal of assets partially offset by derecognizing the ROU asset and liability for lease terminations.

Since the inception of the 2022 Strategic Realignment program through December 31, 2023, the Company incurred approximately $15.8 million of restructuring charges, of which $11.3 million was for employee-related expenses, $4.3 million was for facilities-related expenses and $0.2 million for other expenses.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying consolidated statement of operations (in thousands):

	Year Ended December 31,
	2023	2022
Restructuring charges	$3,621	$12,169
Business transformation charges:
Cost of revenue	814	953
Sales and marketing	4,406	1,053
Research and development	3,098	1,014
General and administrative	1,812	2,168
Other income (expense), net	(18)	1
Total business transformation charges	10,112	5,189
Total restructuring and business transformation charges	$13,733	$17,358

(21) Subsequent Events

Proposed Merger with Thoma Bravo

On February 4, 2024, Everbridge, Inc. (“Everbridge” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo, L.P.

The Board of Directors of Everbridge (the “Board”) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to and in the best interests of Everbridge and its stockholders, and have approved the Merger Agreement and the transactions contemplated by the Merger Agreement. The Board also resolved to recommend that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Also on February 4, 2024, in connection with the execution of the Merger Agreement, the Thoma Bravo Fund delivered to Everbridge an equity commitment letter (the “Equity Commitment Letter”) pursuant to which the Thoma Bravo Fund has committed to invest in Parent the cash amounts set forth therein for the purpose of funding up to the full amount of the aggregate merger consideration payable therein. Everbridge is a third party beneficiary of the Equity Commitment Letter and is entitled to enforce the investment commitment, on the terms and subject to the conditions set forth therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Everbridge, par value $0.001 per share (“Common Stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by stockholders of Everbridge who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will automatically be converted into the right to receive $28.60 in cash without interest thereon (the “Per Share Price”), subject to applicable withholding taxes.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase shares of Common Stock that is vested at the Effective Time, or that vests as a result of the Merger at the Effective Time, will automatically be cancelled and converted into the right to receive an amount in cash equal to (x) the total number of shares of Common Stock subject to such vested option multiplied by (y) the excess, if any, of (A) the Per Share Price over (B) the exercise price per share of such vested option, without interest thereon and subject to applicable withholding taxes. Each outstanding option to purchase shares of Common Stock that is unvested at the Effective Time will automatically be cancelled and converted solely into the contingent right to receive from Parent or Everbridge an amount in cash equal to (x) the total number of shares of Common Stock subject to such unvested option immediately prior to the Effective Time, multiplied by (y) the excess, if any, of (A) the Per Share Price over (B) the exercise price per share of such unvested option, without interest thereon and subject to applicable withholding taxes, which resulting payment will be subject to the same vesting terms and conditions as applied to such unvested options immediately prior to the Effective Time. Any option to purchase shares of Common Stock, vested or unvested, that has an exercise price per share that is greater than or equal to the Per Share Price will be automatically cancelled at the Effective Time for no consideration or payment.

Pursuant to the Merger Agreement, at the Effective Time, each of the Company’s outstanding restricted stock units subject to time-based vesting (a “Company RSU”) that is vested at the Effective Time (but not yet settled), or that vests as a result of the Merger at the Effective Time, will automatically be cancelled and converted solely into the right to receive an amount in cash equal to (x) the total number of shares of Common Stock subject to such vested Company RSU immediately prior to the Effective Time, multiplied by (y) the Per Share Price, without interest thereon and subject to applicable withholding taxes. Each Company RSU that is unvested at the Effective Time will be automatically cancelled and converted solely into the contingent right to receive from Parent or Everbridge an aggregate amount in cash equal to (x) the total number of shares of Common Stock subject to such unvested Company RSU prior to the Effective Time, multiplied by (y) the Per Share Price, without interest thereon and subject to applicable withholding taxes, which resulting payment will be subject to the same vesting terms and conditions as applied to such unvested Company RSU immediately prior to the Effective Time, provided that the terms rendered inoperable by the transactions contemplated by the Merger Agreement will no longer have any force or effect.

Pursuant to the Merger Agreement, at the Effective Time, each of the Company’s outstanding restricted stock units subject to vesting on the basis of time and the achievement of performance targets (a “Company PSU”) that is vested or vests at the Effective Time (but not yet settled) will automatically be cancelled and converted solely into the right to receive an amount in cash equal to (x) the total number of shares of Common Stock subject to such vested Company PSU immediately prior to the Effective Time, multiplied by (y) the Per Share Price, without interest thereon and subject to applicable withholding taxes. Each Company PSU that is unvested at the Effective Time will be automatically cancelled and converted solely into the contingent right to receive from Parent or Everbridge an aggregate amount in cash equal to (x) the total number of shares of Common Stock subject to such unvested Company PSU prior to the Effective Time based on the number of shares that such unvested Company PSU would settle for at target achievement of the applicable performance metrics, multiplied by (y) the Per Share Price, without interest thereon and subject to applicable withholding taxes (a “Converted PSU Cash Award”), which resulting payment will be subject to the same vesting terms and conditions as applied to such unvested Company PSU immediately prior to the Effective Time, except that in lieu of vesting based on performance metrics, 50% of each Converted PSU Cash Award will instead vest at target achievement at the end of the fiscal quarter which ends immediately after the second anniversary of the date of grant, and 50% of each Converted PSU Cash Award will vest at target achievement at the end of the fiscal quarter which ends immediately after the third anniversary of the date of grant, subject in each case to continuous service through the applicable vesting date(s), and provided that terms rendered inoperable by the transactions contemplated by the Merger Agreement will no longer have any force or effect.

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of Common Stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other specified regulatory approvals and (3) the absence of an order or law preventing the Merger.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

The Merger Agreement contains customary representations, warranties and covenants made by each of Everbridge, Parent and Merger Sub, including, among others, covenants by Everbridge regarding the conduct of its business prior to the closing of the Merger.

Beginning as of the date of the Merger Agreement and continuing until 11:59 p.m. Eastern Time on February 29, 2024 (the “Go-Shop Period”), Everbridge has the right to, among other things, (1) solicit alternative acquisition proposals from any third party that has contacted or had material discussions with the Company or its financial advisor regarding a potential acquisition proposal within the six month period prior to the date of the Merger Agreement (each, a “Specified Party”), (2) provide information (including nonpublic information) to any Specified Party in connection therewith pursuant to an acceptable confidentiality agreement, and (3) initiate or continue discussions with any Specified Party in connection therewith. Following the date of the Merger Agreement (or, solely with respect to any Specified Parties, following the Go-Shop Period), Everbridge is subject to customary restrictions on its ability (and the ability of its subsidiaries and representatives) to (1) solicit, initiate, propose or induce the making or knowingly encourage, facilitate or assist alternative acquisition proposals from third parties, (2) subject to certain exceptions, provide nonpublic information relating to Everbridge or any of its subsidiaries to third parties regarding alternative acquisition proposals or (3) engage in discussions or negotiations with, third parties regarding alternative acquisition proposals. In addition, Everbridge has agreed that, subject to certain exceptions, the Board will not withdraw its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Either Everbridge or Parent may terminate the Merger Agreement if (1) the Effective Time has not occurred by August 4, 2024, which may be extended to November 4, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger or (3) the stockholders of the Company fail to adopt the Merger Agreement. Everbridge may terminate the Merger Agreement in certain additional limited circumstances, including to allow Everbridge to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain additional limited circumstances, including if the Board withdraws its recommendation that the stockholders of the Company vote to adopt the Merger Agreement.

Upon termination of the Merger Agreement under certain specified circumstances, Everbridge will be required to pay Parent a termination fee (the “Company Termination Fee”) of $40,400,000. Specifically, the Company Termination Fee is payable if (1) the Merger Agreement is terminated in certain circumstances; (2) prior to such termination (but after the date of the Merger Agreement) a proposal for an alternative acquisition transaction has been publicly announced or disclosed and not withdrawn; and (3) within one year of such termination, Everbridge subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Company Termination Fee will also be payable in certain circumstances if the Merger Agreement is terminated: (1) by Parent because the Board withdraws its recommendation that the stockholders of the Company vote to adopt the Merger Agreement; or (2) by Everbridge in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal. Notwithstanding the foregoing, a lower fee of $20,200,000 will apply with respect to a termination by Everbridge prior to March 10, 2024 to enter into a Superior Proposal received during the Go-Shop Period with a Specified Party.

The Merger Agreement also provides that Everbridge, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. Subject to limited exceptions, in the event the Merger Agreement is validly terminated, Parent’s and Merger Sub’s aggregate liability for monetary damages for breaches of the Merger Agreement are capped at $101,000,000 plus Reimbursement Obligations (as defined in the Merger Agreement), and the Company’s liability for monetary damages for breaches of the Merger Agreement are capped at the Company Termination Fee plus any Enforcement Expenses (as defined in the Merger Agreement).

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Appointment of New Chief Financial Officer

Pursuant to a preexisting succession plan, on February 4, 2024, the Company appointed David Rockvam as Executive Vice President and Chief Financial Officer of the Company, effective immediately. Mr. Rockvam will succeed Patrick Brickley whose last day of employment will be March 15, 2024 after which time he will remain with the Company as a consultant to assist with the transition under the terms of a consulting agreement described below.

Mr. Rockvam’s Letter Agreement

In connection with Mr. Rockvam’s appointment, the Company entered into a letter agreement with Mr. Rockvam on February 8, 2024 (the “Letter Agreement”). The material terms of the Letter Agreement are as follows: (i) an initial base salary of $420,000 per year; (ii) a one-time sign-on bonus of $500,000 repayable by Mr. Rockvam if he voluntarily resigns or is terminated for “cause”, during the twelve (12)-month period following his first day of employment; (iii) eligibility for an annual, performance-based cash bonus with a target bonus percentage of 75% of his base salary and (iv) eligibility to participate in the Company’s executive severance plan and other employee benefit, welfare and other plans, as may be maintained by the Company from time to time, on a basis no less favorable than those provided to other similarly-situated executives of the Company.

In addition, pursuant to the Letter Agreement, the Company will grant Mr. Rockvam an initial grant of 115,000 Company RSUs and 115,000 Company PSUs. The Company RSUs will vest over four years with 25% vesting after year one and quarterly thereafter. The Company PSUs will vest based on performance measures determined by the Board at the time of grant. At the Effective Time, 55,000 of the Company PSUs will be forfeited for no consideration, and the remainder will remain outstanding and subject to vesting, and be treated in the same manner as other Company PSUs under the Merger Agreement, as described above. The grants will be awarded under the Company’s 2016 Equity Incentive Plan and will be subject to substantially similar terms as the terms of the Company’s executive severance plan and standard form of award agreement. It is expected that the Company RSUs and Company PSUs will be granted in the first quarter of 2024, in each case subject to Mr. Rockvam being an employee of the Company on the date of grant.

Mr. Brickley’s Departure and Consulting Agreement

Mr. Brickley entered into a separation and release agreement with the Company on February 3, 2024, pursuant to which Mr. Brickley became eligible to receive certain separation benefits consistent with a qualifying involuntary termination outside of a “Change in Control Determination Period” under the terms of the Company’s executive severance plan. These benefits, to be paid following the separation date, include twelve (12) months of base salary continuation, payment of Mr. Brickley’s earned but unpaid 2023 annual bonus, and payment of COBRA premiums for up to twelve (12) months. Additionally, as discussed above, on February 4, 2024, Mr. Brickley entered into a consulting agreement with the Company (the “Mr. Brickley’s Consulting Agreement”). The term of Mr. Brickley’s Consulting Agreement begins on March 15, 2024 and ends on December 31, 2024, unless terminated earlier by the Company for “Cause” or voluntarily by Mr. Brickley. Pursuant to Mr. Brickley’s Consulting Agreement, Mr. Brickley will receive $5,000 per month, with a daily rate of $1,500 for any day in which services are performed after having reached twenty (20) hours in the applicable month. In addition, consistent with the terms of the Company’s 2016 Equity Incentive Plan and related forms of agreement, all unvested equity awards previously granted by the Company to Mr. Brickley will continue to vest during the term of the consulting agreement in accordance with their terms, but will not be subject to any change in control or double-trigger vesting acceleration as might otherwise be earned in connection with the terms of the individual grant agreements or the Company’s executive severance plan.

Everbridge, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Departure of Chief Accounting Officer

On February 26, 2024, Phillip E. Huff, the Company’s Chief Accounting Officer and principal accounting officer, provided notice he was resigning from his position as Chief Accounting Officer, effective March 22, 2024, and entered into a release agreement with the Company (the “Release Agreement”), pursuant to which Mr. Huff became eligible to receive certain separation benefits to be paid following the separation date, including (i) severance payments equal to six (6) months of Mr. Huff’s base salary; (ii) payment of one-third of Mr. Huff’s 2023 annual discretionary bonus, payable within fifteen (15) days of the effective date of the Release Agreement; and (iii) payment of COBRA premiums for up to six (6) months. Additionally, Mr. Huff entered into a consulting agreement with the Company (the “Mr. Huff’s Consulting Agreement”). The term of Mr. Huff’s Consulting Agreement will begin on March 23, 2024 and end on May 10, 2024, unless terminated earlier by the Company pursuant to the terms contained therein. Pursuant to Mr. Huff’s Consulting Agreement, Mr. Huff will receive $11,000 per month, with a daily rate of $550 for any day in which services are performed after having reached eighty (80) hours in the applicable month. In addition, consistent with the terms of the Company’s 2016 Equity Incentive Plan and related forms of agreement, all unvested equity awards previously granted by the Company to Mr. Huff will continue to vest during the term of Mr. Huff’s Consulting Agreement in accordance with their terms, but will not be subject to vesting acceleration.

First Amendment to Everbridge, Inc. 2022 Inducement Plan

On February 26, 2024, our Board amended the Everbridge, Inc. 2022 Inducement Plan to reserve an additional 147,490 shares of our common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan.

Litigation Settlement Agreement

On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with respect to a previously disclosed lawsuit filed in the United Kingdom Commercial Court against the Company and Everbridge Holdings Limited, a wholly-owned subsidiary of the Company, by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited. Under the terms of the Settlement Agreement, the Company paid $25 million to settle the claims. For further information, see Note 19, Commitments and Contingencies.