Form 10-K/A
period 2023-12-31
EVERBRIDGE, INC.
filed 2024-04-29
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of registrant’s Common Stock outstanding as of April 26, 2024 was 41,511,249.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As previously announced, on February 4, 2024, Everbridge, Inc. (the “Company,” “Everbridge,” “we,” “us,” or “our”) entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”), as amended and restated on February 29, 2024 (the “A&R Merger Agreement” and together with the Original Merger Agreement, the “Merger Agreement”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo, L.P. On April 25, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”) at which the Company’s stockholders approved, among other things, the Merger Agreement. The proposed Merger is targeted to close in the second quarter of 2024 and, in light of the proposed Merger, the Company currently does not anticipate holding an annual meeting of stockholders in 2024.

This Amendment No. 1 to Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original 10-K”, and as amended by this Form 10-K/A, the “Form 10-K”) of the Company for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024. This Amendment is being filed to amend Part III to include information required by Items 10 through 14.

The information required by Items 10 through 14 of Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of a definitive proxy statement or amendment to our Form 10-K into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. As no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, as no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the Original 10-K.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-K/A

Forward-Looking Statements

This Amendment contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goals,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these terms and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: our proposed acquisition by entities affiliated with Thoma Bravo, L.P. (“Thoma Bravo”); our expectation regarding the timing and completion of the proposed acquisition by entities affiliated with Thoma Bravo; the effect of recent changes in our senior management team on our business; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weakness in internal control over financial reporting in the anticipated timeframe, if at all; our ability to continue to add new customers, maintain existing customers and sell new products and professional services to new and existing customers; the impact that global economic conditions may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy; the potential impact of macroeconomic events such as the COVID-19 pandemic, the ongoing war in Ukraine or the evolving situation in the Middle East; the success of the 2022 Strategic Realignment; the effects of increased competition as well as innovations by new and existing competitors in our market; our ability to adapt to technological change and effectively enhance, innovate and scale our solutions; our ability to effectively manage or sustain our growth and to attain and sustain profitability; our ability to diversify our sources of revenue; our ability to integrate acquired companies, to complete potential acquisitions, and to integrate complementary businesses and technologies; our ability to maintain, or strengthen awareness of our brand; perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers’ systems, unscheduled downtime or outages; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance; our ability to attract and retain qualified employees and key personnel and further expand our overall headcount; our ability to grow, both domestically and internationally; our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including laws and regulations related to export compliance and climate change; our ability to maintain, protect and enhance our intellectual property; costs associated with defending intellectual property infringement and other claims; and the future trading prices of our common stock and the impact of securities analysts’ reports on these prices. These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 and other subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information for our executive officers and directors, including their ages as of the date hereof.

Name	Age	Title
Executive Officers
David Wagner	59	Chief Executive Officer and President
David Rockvam	55	Executive Vice President and Chief Financial Officer
Bryan Reed Barney	61	Executive Vice President and Chief Product Officer
John Di Leo	62	Chief Revenue Officer
Noah Webster	50	Chief Legal & Compliance Officer, Corporate Secretary
Shirley Devlin-Lebow	50	Chief Accounting Officer

Directors
David Benjamin (2)	52	Director
Richard D’Amore (1)	70	Director
Alison Dean (1)	59	Director
Rohit Ghai (1) (3)	54	Director
David Henshall (1)	55	Chairman & Director
Kent Mathy (2) (3)	64	Director
Simon Paris (2)	54	Director
Sharon Rowlands (3)	65	Director

(1) Member of the Audit Committee

(2) Member of the Nominating and Corporate Governance Committee

(3) Member of the Compensation Committee

Executive Officers

David Wagner has served as our Chief Executive Officer and President of Everbridge and a member of our board of directors since July 2022. Mr. Wagner previously served as President and Chief Executive Officer of Zix from January 2016 to December 2021. Mr. Wagner holds a B.S. in Accounting and an M.B.A. from Penn State University. Our Board believes Mr. Wagner's experience in the software-as-a-service and security industries qualifies him to serve on our Board.

David Rockvam has served as our Executive Vice President and Chief Financial Officer since February 2024. Mr. Rockvam previously served as Chief Financial Officer of Riskonnect from April 2022 until he joined the Company.

Before joining Riskonnect, Mr. Rockvam was the Chief Financial Officer at Zix from June 2016 to December 2021. Prior to joining Zix, Mr. Rockvam held various leadership positions at Entrust and Nortel Networks. Mr. Rockvam has a B.S. in International Trade, Business and Economics from Texas Tech University and M.B.A. from the University of Texas at Dallas.

Bryan Barney, has served as our Chief Product Officer since January 2023. Mr. Barney previously served as Chief Executive Officer at RedSeal from June 2020 to December 2022, and Senior Vice President and General Manager – Enterprise Security Group at Symantec from July 2017 to September 2019. Mr. Barney holds a B.S. in Electrical and Electronics Engineering and an M.B.A. from Brigham Young University.

John Di Leo has served as our Chief Revenue Officer since February 2023. Mr. Di Leo previously served as Senior Vice President at Opentext from December 2021 to February 2023, Chief Revenue Officer at Zix from December 2019 to December 2021 (when it was acquired by Opentext), and President of Broad Pointe Consulting from August 2016 to December 2019. Mr. Di Leo holds a B.B.A. in Marketing from Western CT State University, and an M.S. in Business from Johns Hopkins University.

Noah Webster has served as our Chief Legal and Compliance Officer and Corporate Secretary since December 2022. Mr. Webster has served as Chief Legal and Compliance Officer, Corporate Secretary at Integral Ad Science from May to December 2022; Chief Legal and Compliance Officer, Corporate Secretary at Zix from June 2018 to December 2021; and, in a number of roles, including General Counsel for Mobility Solutions at Blackberry from January 2010 to June 2018. Mr. Webster holds a B.S. in Mechanical Engineering from the United States Military Academy at West Point, and a J.D. from University of Illinois Urbana-Champaign.

Shirley Devlin-Lebow has served as our Chief Accounting Officer since March 2024. Ms. Devlin-Lebow joined the Company from Legends where she served as Chief Accounting Officer from April 2022 to March 2024. Prior to joining Legends, Ms. Devlin-Lebow served as Chief Accounting Officer of Zix Corporation from April 2021 to March 2022 and as the Vice President of Accounting at RealPage, Inc. from September 2018 through May 2021. Ms. Devlin-Lebow holds a Bachelor of Business Administration in Accounting and a Master of Science in Accounting from Texas A&M University. She is also a certified public accountant in the State of Texas.

Non-employee Directors

David Benjamin has served as a member of our Board since January 2023. Since July 2022, Mr. Benjamin has served as Executive Vice President and Chief Commercial Officer for Blackbaud, a leading cloud software company powering social good where he leads all global commercial efforts. Additionally, Mr. Benjamin served as Executive Vice President and President, International Markets, at Blackbaud from April 2018 to July 2022. Mr. Benjamin holds a B.A. in European Business from London Metropolitan University, and an MBA from the Manchester Metropolitan University. Our Board believes that Mr. Benjamin's go-to-market experience in the software as a service (SaaS) industry qualifies him to serve on our Board.

Richard D’Amore has served as a member of our Board since April 2015. Mr. D’Amore has been a General Partner of North Bridge Venture Partners, an early-stage venture capital and growth equity firm since its inception in 1994. Mr. D’Amore has served as a member of the board of directors of Veeco Instruments, Inc., a developer and manufacturer of electronics equipment, since 1990. Mr. D’Amore also serves as Chairman of the Board of Trustees at Northeastern University. Mr. D’Amore holds a B.S. in business from Northeastern University and an M.B.A. from Harvard Business School. Our Board believes that Mr. D’Amore’s broad entrepreneurial experience and his extensive service on public company boards qualifies him to serve on our Board.

Alison Dean has served as a member of our Board since July 2018. In addition, Ms. Dean has served as a board member of Salsify, a commerce management software company, since September 2021 and Yeti Holding, Inc. a global retailer of outdoor products, since October 2020. Ms. Dean formerly served as Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer at iRobot, the leading global consumer robot company, from April 2013 to May 2020. Ms. Dean has more than 30 years of cumulative experience in corporate finance. Ms. Dean holds a B.A. in Business Economics from Brown University and an M.B.A. from Boston University. The Board believes Ms. Dean’s extensive background in finance and operations qualifies her to serve on our Board.

Rohit Ghai has served as a member of our Board since January 2023. Since January 2017, Mr. Ghai has served as Chief Executive Officer of RSA, a global leader in cybersecurity and risk management solutions. Mr. Ghai has extensive experience leading software and SaaS organizations in cybersecurity and information management and advises global organizations on their cyber resilience strategy. Mr Ghai also serves as a member of the board for RSA and for MHC Software. Mr. Rohit holds a B.E. in Computer Science from the Indian Institute of Technology, Roorkee, and an M.S. in Computer Science from the University of South Carolina. Our Board believes that Mr. Rohit's deep cyber security understanding and strong product management background in delivering technology to market at scale qualifies him to serve on our Board.

David Henshall was appointed to our Board in January 2022, and became Chairman of the Everbridge Board effective January 1, 2023. Prior to this, Mr. Henshall served as Vice Chair of the Board and, in addition to his Board responsibilities, assisted the Board and our senior management team on strategic and operational matters. Mr. Henshall previously served as President and Chief Executive Officer of Citrix Systems, Inc., a provider of workplace mobility solutions, from 2017 to 2021, and prior to that he was the Chief Operating Officer and Chief Financial Officer of Citrix from 2014 to 2017 and Chief Financial Officer of Citrix from 2003 to 2017. Mr. Henshall serves as a member of the board of directors Feedzai, a cloud-based risk management platform for financial management, and HashiCorp, a suite of multi-cloud infrastructure automation products. Mr. Henshall also served as a member of our Board from July 2015 to May 2018. Our Board believes that Mr. Henshall’s experience in chief leadership positions qualifies him to serve on our Board.

Kent Mathy has served as a member of our Board since August 2012. Mr. Mathy has also served as a board member of AVC Technologies, a provider of UCaaS, cybersecurity, and IT solutions, since July 2020, and Elea Institute (formerly known as JourneyCare Hospice), a provider of palliative and hospice care since October 2017. Mr. Mathy was the CEO of Sequential Technology International (STI), a business process outsourcer for wireline/wireless telecommunication, broadband, cable/multi-system operators, and satellite service providers, from January 2017 to May 2020. Prior to STI, Mr. Mathy held a variety of executive management positions at AT&T including having served as President, Southeast Region of AT&T Mobility; President, North Central Region for AT&T Mobility; and President, Small Business for AT&T Mobility. Mr. Mathy holds a B.A. in marketing from the University of Wisconsin-Oshkosh and attended the University of Michigan, Executive Program. Our Board believes Mr. Mathy’s experience in the telecommunications industry qualifies him to serve on our Board.

Simon Paris has served as a member of our Board since February 2020. Mr. Paris has served as Chief Executive Officer at Finastra, a global financial technology company since June 2018. He was Finastra’s President and Deputy Chief Executive Officer from June 2017 to June 2018, and joined Finastra as President in June 2015. Since November 2020, Mr. Paris has also served on the board of directors of Thomson Reuters, a provider of business information services. Mr. Paris holds a B.A. from the European Business School and an MBA from INSEAD. Our Board believes Mr. Paris’s experience in the software-as-a-service industry qualifies him to serve on our Board.

Sharon Rowlands has served as a member of our Board since January 2019. Since February 2021, Ms. Rowlands has served as Chief Executive Officer and President of Newfold Digital, a web hosting and domain registration company. Additionally, since January 2019, Ms. Rowlands has served as Chief Executive Officer and President of Web.com, a leading web technology company, which was renamed Newfold Digital in February 2021 after a merger with Endurance Web Presence. She served as President of USA Today Network Marketing Solutions at Gannett Co. from October 2017 to January 2019. Previously, Ms. Rowlands served as the Chief Executive Officer and member of the board of directors of ReachLocal, Inc., an Internet-based advertising and marketing company which specialized in search engine marketing, marketing analytics, and display advertising, from April 2014 to January 2019. Ms. Rowlands has served as a member of board of directors of The Glimpse Group, a virtual reality products provider, since October 2017, and Pegasystems Inc., a provider of software automation solutions, since April 2016. Our Board believes that Ms. Rowlands’ extensive business expertise and experience across the financial services, media and information and digital marketing sectors qualifies her to serve on our Board.

Certain Corporate Governance Matters

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is currently composed of four directors: Ms. Dean and, Messrs. D’Amore, Ghai and Henshall.

Our Board has determined that each of Ms. Dean, Mr. D’Amore, Mr. Ghai and Mr. Henshall are independent directors under The Nasdaq Stock Market, LLC (“Nasdaq”) listing rules and under Rule 10A-3 under the Exchange Act.

The Board has also determined that Ms. Dean and Messrs. D’Amore and Henshall each qualify as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Ms. Dean and Mr. D’Amore’s level of knowledge and experience based on a number of factors, including their formal education and experience. This designation does not impose on Ms. Dean or Mr. D’Amore any duties, obligations or liabilities that are greater than those generally imposed on members of our Audit Committee and our Board.

Code of Ethics

We have adopted the Everbridge, Inc. Code of Business Conduct that applies to all of our officers, directors, employees and independent contractors. The Code of Business Conduct is available in the investor relations section of our website at ir.everbridge.com. If we ever were to amend or waive any provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year that ended on December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for one late filing from each of Phillip Huff, Patrick Brickley and Bryan Barney.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) details Everbridge’s executive compensation philosophy, as well as how and why the Compensation Committee arrived at specific compensation decisions and policies. The Compensation Committee’s written charter is available on the Everbridge investor relations website at ir.everbridge.com.

In accordance with SEC rules and regulations, our Named Executive Officers (“NEOs”) for 2023 include the persons who held the role of Chief Executive Officer (“CEO”), Chief Financial Officer and the three remaining other most highly compensated executive officers for the year ended December 31, 2023.

Our Named Executive Officers for 2023 were:

•
David Wagner, Chief Executive Officer. Mr. Wagner has served as Chief Executive Officer since July 2022.
•
Patrick Brickley, Former Executive Vice President and Chief Financial Officer. Mr. Brickley also served as interim Co-Chief Executive Officer from December 2021 to July 2022. Mr. Brickley resigned from the Company in February 2024.
•
Bryan Barney, Executive Vice President and Chief Product Officer. Mr. Barney joined the Company on December 30, 2022.
•
Noah Webster, Chief Legal & Compliance Officer and Corporate Secretary. Mr. Webster has served as Chief Legal Officer since December 2023.
•
John Di Leo, Chief Revenue Officer. Mr. Di Leo has served as Chief Revenue Officer since February 2023.

Business Overview

Everbridge is a global software company that empowers resilience by leveraging intelligent automation technology to enable customers to anticipate, mitigate, respond to, and recover from critical events to keep people safe and organizations running. During public safety threats including severe weather conditions, active shooter situations, terrorist attacks or a pandemic, as well as critical business events such as Information Technology outages, cyber-attacks, product recalls or supply-chain interruptions, over 6,700 global customers rely on our Critical Event Management ("CEM") platform to empower their resilience and to quickly and reliably aggregate and assess threat data, locate people at risk and responders able to assist, automate the execution of pre-defined communications processes through the secure delivery to a comprehensive range of different communication channels and devices, and track progress on executing response plans. Everbridge digitizes organizational resilience by combining intelligent automation with the industry’s most comprehensive risk data to Keep People Safe and Organizations Running™.

2023 Financial Highlights include:

•
Total revenue was $448.8 million, an increase of 4% compared to $431.9 million for 2022. Revenue from subscription services was $410.5 million, an increase of 7% compared to $384.6 million for 2022. Revenue from professional services, software licenses and other was $38.3 million, a decrease of 19% compared to $47.3 million for 2022.
•
Generally accepted accounting principles (“GAAP”) operating loss was $(61.4) million, compared to $(84.2) million for 2022.
•
Non-GAAP operating income was $62.1 million, compared to $24.7 million for 2022.
•
GAAP net loss was $(47.3) million, compared to $(61.2) million for 2022. GAAP diluted net loss per share was $(1.31) based on 43.6 million diluted weighted average common shares outstanding, compared to $(1.76) for 2022, based on 45.6 million diluted weighted average common shares outstanding.
•
Non-GAAP net income was $64.7 million compared to $31.9 million for 2022. Non-GAAP diluted net income per share was $1.48, based on 43.8 million diluted weighted average common shares outstanding, compared to $0.70 for 2022, based on 45.9 million diluted weighted average common shares outstanding.
•
Adjusted EBITDA was $84.9 million, compared to $43.1 million for 2022.
•
Cash flow from operations was an inflow of $72.6 million, compared to $20.2 million for 2022.

•
Adjusted for one-time cash payments related to our 2022 Strategic Realignment program, adjusted free cash flow was an inflow of $63.8 million, compared to $13.9 million for 2022.

Non-GAAP Financial Measures

This Amendment contains the following non-GAAP financial measures: non-GAAP operating income, non-GAAP net income, non-GAAP net income per share, adjusted EBITDA and adjusted free cash flow.

Non-GAAP Financial Measures. Non-GAAP operating income, non-GAAP net income and non-GAAP net income per share exclude all or a combination of the following (as reflected in the following reconciliation tables): amortization of acquired intangible assets, stock-based compensation, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration, accretion of interest on convertible senior notes, gain on extinguishment of debt, capped call modification and change in fair value and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating current and deferred taxes utilizing non-GAAP pre-tax income for the year and analyzing changes in valuation allowance post purchase accounting. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We believe that excluding the impact of amortization of acquired intangibles allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We exclude stock-based compensation expense which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period because stock-based compensation expense does not represent a cash expenditure. We believe that excluding costs related to the 2022 Strategic Realignment allows for more meaningful comparisons between operating results from period to period as this is a discrete event based on a unique set of business objectives and is incremental to the core activities that arise in the ordinary course of our business. We believe that excluding the Anvil legal dispute accrual, which reflects an estimated potential liability in connection with a lawsuit filed in April 2022 by certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), allows for more meaningful comparisons between operating results from period to period as the litigation expense being excluded is not considered a normal, recurring expense, does not have a direct correlation to the operations of our business and is outside of the ordinary course of business due to the lack of frequency of similar cases that have been brought against us to date, the complexity of the case and the nature of the remedies sought. We believe that excluding the change in fair value of contingent consideration allows for more meaningful comparisons between operating results from period to period as it is non-operating in nature. We believe that excluding the impact of accretion of interest on convertible senior notes allows for more meaningful comparisons between operating results from period to period as accretion of interest on convertible senior notes relates to interest cost for the time value of money and are non-operating in nature. We believe that excluding gain on extinguishment of convertible notes, capped call modification and change in fair value allows for more meaningful comparisons between operating results from period to period as gains and losses on the extinguishment of convertible notes, capped call modifications and change in fair value are non-operating in nature. We do not engage in the repurchase of convertible notes on a regular basis or in the ordinary course of business. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles our GAAP operating loss to non-GAAP operating income (in thousands):

	Twelve Months Ended
	December 31,
	2023	2022
Operating loss	$(61,399)	$(84,183)
Amortization of acquired intangibles	36,840	42,982
Stock-based compensation	48,889	47,620
2022 Strategic Realignment	13,751	17,357
Anvil legal dispute accrual	24,000	1,000
Change in fair value of contingent consideration	—	(57)
Non-GAAP operating income	$62,081	$24,719

The following table reconciles our GAAP net loss to non-GAAP net income (in thousands):

	Twelve Months Ended
	December 31,
	2023	2022
Net loss	$(47,305)	$(61,174)
Amortization of acquired intangibles	36,840	42,982
Stock-based compensation	48,889	47,620
2022 Strategic Realignment	13,733	17,358
Anvil legal dispute accrual	24,000	1,000
Change in fair value of contingent consideration	—	(57)
Accretion of interest on convertible senior notes	2,640	4,561
Gain on extinguishment of convertible notes, capped call modification and change in fair value	(12,658)	(19,243)
Income tax adjustments	(1,427)	(1,151)
Non-GAAP net income	$64,712	$31,896

The following table reconciles our GAAP net loss per diluted share to non-GAAP net income per diluted share(1):

	Twelve Months Ended
	December 31,
	2023	2022
Net loss per diluted share⁽ᵃ⁾	$(1.31)	$(1.76)

Amortization of acquired intangibles per diluted share⁽ᵇ⁾	0.84	0.94
Stock-based compensation per diluted share⁽ᵇ⁾	1.12	1.04
2022 Strategic Realignment per diluted share⁽ᵇ⁾	0.31	0.38
Anvil legal dispute accrual per diluted share⁽ᵇ⁾	0.55	0.02
Change in fair value of contingent consideration per diluted share⁽ᵇ⁾	—	—
Accretion of interest on convertible senior notes per diluted share⁽ᵇ⁾	0.06	0.10
Gain on extinguishment of convertible notes, capped call modification and change in fair value per diluted share⁽ᵇ⁾	(0.29)	(0.42)
Income tax adjustments per diluted share⁽ᵇ⁾	(0.03)	(0.03)
Non-GAAP net income per diluted share⁽ᵇ⁾	$1.48	$0.70

(a) GAAP weighted-average common shares outstanding:
Diluted	43,622,341	45,583,459
(b) Non-GAAP weighted-average common shares outstanding:
Diluted	43,770,884	45,867,120

(1) Amounts may not add up due to differences in GAAP and non-GAAP net income (loss) and diluted shares.

Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment income, net, provision for (benefit from) income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the 2022 Strategic Realignment, Anvil legal dispute accrual, change in fair value of contingent consideration and gain on extinguishment of debt, capped call modification and change in fair value. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense, stock-based compensation expense, change in fair value of contingent consideration and gain loss on extinguishment of debt, capped call modification and change in fair value. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. Nevertheless, the use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Twelve Months Ended
	December 31,
	2023	2022
Net loss	$(47,305)	$(61,174)
Interest and investment expense, net	(4,324)	(591)
Provision for (benefit from) income taxes	3,708	(2,398)
Depreciation and amortization	58,815	60,600
Stock-based compensation	48,889	47,620
2022 Strategic Realignment	13,733	17,358
Anvil legal dispute accrual	24,000	1,000
Change in fair value of contingent consideration	—	(57)
Gain on extinguishment of convertible notes, capped call modification and change in fair value	(12,658)	(19,243)
Adjusted EBITDA	$84,858	$43,115

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Twelve Months Ended
	December 31,
	2023	2022
Net cash provided by operating activities	$72,575	$20,167
Capital expenditures	(5,217)	(3,462)
Capitalized software development costs	(16,540)	(15,065)
Free cash flow	50,818	1,640
Cash payments for 2022 Strategic Realignment	12,940	12,266
Adjusted free cash flow	$63,758	$13,906

Annualized Recurring Revenue (“ARR”) is defined as the expected recurring revenue in the next twelve months from active customer contracts, assuming no increases or reductions in the subscriptions from that cohort of customers. Investors should not place undue reliance on ARR as an indicator of future or expected results. Our presentation of this metric may differ from similarly titled metrics presented by other companies and therefore comparability may be limited.

2023 Advisory Vote on Executive Compensation and Shareholder Engagement

We hold a say-on-pay advisory vote on executive compensation annually. At our 2023 annual meeting, we provided shareholders with the opportunity to cast a non-binding vote on a proposal regarding the compensation of our NEOs for the year ended December 31, 2022. Of the votes cast, approximately 96% voted in favor of the proposal. We were pleased with these results and believe it reflects our continuous efforts to engage with shareholders and solicit their feedback on our executive compensation program.

The Compensation Committee reviewed the final vote results for the proposal and, given the significant level of shareholder support and positive feedback received on recent program and governance changes, concluded that our executive compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. The Compensation Committee and, with respect to our CEO’s compensation, our Board, determined not to make any significant changes to our 2023 executive compensation policies or decisions as a result of the vote.

Everbridge Executive Compensation Program

Pay-for-Performance Focus

We believe that our executive compensation program for 2023 continued to tie incentive-based compensation metrics with the business objectives and corporate strategies that drive stockholder value creation. Our compensation strategy is focused on targeted business priorities that guide and align our actions to the needs of our customers, stockholders, and employees. To achieve this, our compensation program is designed to (1) attract and retain top talent that can continue building on our trajectory for long-term growth and profitability (2) provide competitive compensation packages that create a significant and substantial link between our business results, stockholder interests, and the individual employee’s pay opportunity.

To ensure pay-for-performance alignment, the Compensation Committee annually reviews the designs of our short- and long-term incentive compensation programs to confirm that they continue to promote a culture of responsible performance. The majority of total compensation opportunity offered to our executives comes in the form of an annual incentive bonus and equity awards granted under our long-term incentive (“LTI”) program, both of which represent “at risk” pay. Payouts of our annual bonus are dependent on our short-term business objectives, and equity awards include restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

Compensation Philosophy

Our executive compensation program is designed to attract, motivate, and retain our key executives who drive our success and enable long-term stockholder value. We achieve these objectives by:

•
Providing a competitive pay opportunity;
•
Linking a significant portion of our NEOs’ target compensation to both short- and longer-term Company performance and strategic objectives;
•
Aligning our executives’ compensation with the interests of our stockholders by tying a significant portion of their total compensation opportunity to the value of our stock; and
•
Not encouraging unnecessary and excessive risk-taking, supported by our stock ownership requirements and executive compensation recovery (“clawback”) policy.

Our NEOs are highly specialized talent, which makes their retention a key priority. The Compensation Committee believes NEO compensation should be set at competitive levels to retain a valuable team and attract talent, while placing a strong emphasis on successful attainment of Company performance goals.

Compensation Program and Governance

The Compensation Committee is appointed by the Board to oversee our compensation policies, plans and programs, administration of our equity plans, and its responsibilities related to the compensation of our executive officers, directors, and senior management, as appropriate. A significant part of this oversight is aligning management interests with our business strategies and goals, as well as stockholder interests, while also mitigating excessive risk-taking. We continually take steps to strengthen and improve our executive compensation policies and practices.

Highlights of our current policies and practices include:

What We Do		What We Don’t Do
✔	Balance short- and long-term incentives to discourage short-term risk-taking at the expense of long-term results	✘	No guaranteed bonuses
✔	Grant 50% of long-term incentives with performance-vesting conditions	✘	No excise tax gross-ups
✔	Cap incentive payouts below 200% of target	✘	No hedging with respect to Everbridge shares
✔	Seek annual stockholder advisory approval on executive compensation	✘	No pledging of Everbridge shares
✔	Engage an independent advisor reporting directly to the Compensation Committee	✘	No short sales of Everbridge shares
✔	Subject incentive compensation to a “clawback” recoupment policy	✘	No transactions involving derivative securities instruments relating to Everbridge shares
✔	Maintain share ownership guidelines for directors and executives	✘	No excessive perquisites
✔	Annual risk assessment of compensation policies and programs	✘	No cash severance in excess of 2x target cash (annual base salary + target bonus)
		✘	No single trigger change in control payments

Elements of Compensation Program

Our executive compensation program primarily consists of annual base salary, an “at-risk” annual incentive bonus, time-vesting RSUs and “at-risk” PSUs, each of which is tied to our business strategy in the following manner:

Compensation Element	Link to Business Strategy	2023 Compensation Actions
Base Salary (See "Elements of Executive Compensation – Base Salary")
•
Recognition of the individual’s role and responsibilities.
•
Competitive base salaries help attract, maintain, and motivate executive talent.
•
Increases are not automatic or guaranteed, which promote a performance-first culture.
• Increased cash salary of one NEO to better align compensation with market levels. • Recruited new executive team members.
Bonus Plan (See "Elements of Executive Compensation – Annual Cash Incentives – 2023 Bonus Plan Structure")
•
Annual variable pay opportunities are designed to reward achievement of annual financial goals and individual achievement.
•
Metrics and targets are evaluated each year to ensure alignment with the overall Company business strategy.
• Corporate bonus plan structure measured to reflect revenue and Adjusted EBITDA metrics. • NEOs were paid bonus amounts based on 96% funding of bonus plan.
Long-Term Incentives (See "Elements of Executive Compensation – Long Term Incentives")
•
Promotes an ownership culture and aligns the interests of executives with those of stockholders, as multi-year vesting period provides meaningful incentives for management to execute on longer-term financial and strategic growth goals that drive stockholder value creation.
•
Award mix and performance metrics are reviewed annually for strategic alignment with long-term stockholder value and business strategy.
•
Differentiating target award values based on individual performance, as well as overlapping vesting periods, helps motivate and retain key talent.
• LTI structure remained similar to 2022, with 50% granted as RSUs and 50% granted as PSUs. • PSU metrics were updated to include measures of Annual Recurring Revenue and Adjusted EBITDA.

Elements of Executive Compensation

Target total direct compensation for NEOs is comprised of base salary, annual cash incentives, and long-term incentives (both time and performance-vesting). In addition, each NEO is eligible for benefits that are generally offered to Everbridge employees.

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience, and market factors. The Compensation Committee reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions.

The table below summarizes 2022 and 2023 base salaries for our NEOs:

Executive	2022 Base Salary	2023 Base Salary	% Increase
David Wagner	$425,000	$425,000	0.0%
Patrick Brickley	$375,000	$385,000	2.7%
Noah Webster	$360,000	$360,000	0.0%
John Di Leo (1)	—	$385,000	—
Bryan Barney	$400,000	$400,000	0.0%

(1) Mr. Di Leo joined the Company as Chief Revenue Officer on February 10, 2023.

Annual Cash Incentives – 2023 Bonus Plan Structure

Everbridge NEOs participate in an annual performance-based cash bonus plan as an incentive to achieve defined, quantitative corporate goals.

For 2023, the Compensation Committee established performance goals for the two bonus pool funding metrics – 50% Revenue and 50% Adjusted EBITDA . The results of these financial metrics are measured against the “Rule of 40” outcomes to determine the amount of funding for the bonus pool. The "Rule of 40" is a financial metric for software companies, and is measured by the sum of revenue growth percentage plus the adjusted EBITDA margin percentage. The qualification criteria for each of these performance goals were predetermined to align with our 2023 strategic priorities. In February 2024, the Compensation Committee approved a final bonus pool of 96% of target based on Revenue and Adjusted EBITDA performance, as displayed in the table below:

The Committee establishes an individual target for each NEO expressed as a dollar value (target bonus as a percentage of salary shown below for reference purposes), and the final bonus payout may range from 0% to 114% of the targeted payout level. When considering executives’ target bonus, the Committee evaluates market data as well as internal compensation parity among the executive team.

Financial Goals	Weight	Threshold	Target	Maximum	Actual Results	Actual Results
Revenue	50%	$444,600,000	$468,000,000	$533,520,000	$448,788,000	96% Achievement
Adjusted EBITDA	50%	$84,075,000	$88,500,000	$100,890,000	$84,858,000	96% Achievement
Bonus Funding		95.0%	100%	114.0%		96%

	Target Bonus	2023 Bonus Payout Range			Actual Payout
Executive	(% of Salary)	Threshold	Target	Maximum	(96% of Target)
		(95%)	(100%)	(114%)
David Wagner	100%	$403,750	$425,000	$484,500	$408,000
Patrick Brickley	75%	$274,313	$288,750	$329,175	$277,200
Noah Webster	50%	$171,000	$180,000	$205,200	$172,800
John Di Leo (1)	100%	$325,668	$342,808	$390,801	$329,096
Bryan Barney	75%	$285,000	$300,000	$342,000	$288,000

(1) Mr. Di Leo is eligible for a pro-rated bonus based on his February 10, 2023 hire date.

Long-Term Incentives

In 2022, the Compensation Committee adopted an annual LTI grant schedule for our existing executive officers. The Compensation Committee believes in a strong pay-for-performance program and culture that encourages management to align their long-term interests with those of Everbridge’s stockholders. To achieve this, the 2023 annual LTI grants to executives consisted of two equity vehicles:

LTI Award Type	Purpose	Vesting Terms
RSUs (50% of Target LTI)	Retain and motivate executives to drive long-term stockholder value while establishing personal ownership	Time-vesting in equal installments over 12 calendar quarters
PSUs (50% of Target LTI)	Reward executives for the achievement of multi-year performance goals directly linked to the long-term success of the Company

50% of the award eligible to vest (at 0% – 125% of target) at end of the fiscal quarter after the 2nd anniversary of grant based on (a) the preceding 8-quarter revenue compound annual growth rate (“CAGR”) of ARR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, weighted at 50% and (b) the Adjusted EBITDA weighted at 50%.

50% of the award eligible to vest (at 0% – 125% of target) at the end of the fiscal quarter after the 3rd anniversary of grant based on (a) preceding 12-quarter revenue CAGR of ARR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter weighted at 50% and (b) the Adjusted EBITDA weighted at 50%.

We believe that the growth rate of our ARR and adjusted EBITDA is a critical bellwether of our current operating results and long-term business prospects, and that the 2023 PSUs demonstrate pay-for-performance by supporting our comprehensive approach to growing Everbridge’s top line. The structure of these awards is an integral part of ensuring that our leadership team is focused on our key objectives and operating principles of our long-term strategy, and PSUs appropriately reward executives for financial achievement.

In 2023, our NEOs received LTI grants for the following dollar amounts:

Executive	2023 Annual RSUs ($)	2023 Annual PSUs ($)	Total 2023 Annual LTI ($)

David Wagner(1)	$—	$—	$—
Patrick Brickley	922,705	922,705	1,845,410
Noah Webster (2)	—	981,067	981,067
John Di Leo	3,196,000	3,413,000	6,609,000
Bryan Barney(3)	—	3,413,000	3,413,000

(1) Mr. Wagner received a grant of 200,000 RSUs and 200,000 PSUs on December 31, 2021, and was ineligible for any LTI grants during 2023.

(2) Mr. Webster was granted 28,742 RSUs on December 30, 2023.

(3) Mr. Barney was granted 100,000 RSUs on December 30, 2023.

Treatment of RSUs and PSUs in Connection with the Proposed Merger.

In connection with the proposed Merger, all outstanding unvested RSUs will be converted into cash awards that will be subject to substantially the same vesting terms and conditions that applied to the unvested RSUs immediately prior to the effective time of the Merger. In addition, all outstanding PSUs will be converted into cash awards that will be subject to substantially the same vesting terms and conditions that applied to the unvested PSUs immediately prior to the effective time of the Merger, except that in lieu of vesting based on performance metrics, 50% of each converted PSU cash award will instead vest as target achievement at the end of the fiscal quarter which ends immediately after the second anniversary of the date of grant, and 50% of each converted PSU cash award will vest at target achievement at the end of the fiscal quarter which ends immediately after the third anniversary of the date of grant, subject in each case to continuous service through the applicable vesting date(s).

Vesting of PSUs

During 2023, Patrick Brickley vested 1,261 PSU shares. This vesting event occurred based on a previous PSU award with performance metrics based on our revenue CAGR for the 8-quarter and 12-quarter periods that ended during the 2023 fiscal year. At each vesting date, 50% of the award is eligible to vest (at 0% – 150% of target) based on preceding 8 or 12-quarter revenue CAGR. Each of the PSU awards that vested during 2023 represents one-half of the original PSU award vesting at an average of 20.6% of target. During 2023, no other NEOs had any PSU awards that were eligible for vesting.

Role of the Compensation Committee

The Compensation Committee seeks to ensure that our executive compensation program is properly rewarding and motivating our NEOs while aligning their goals with our business strategy and the interests of our stockholders. To do this, our Compensation Committee conducts an annual review of the aggregate level of our executive compensation and the mix of elements used to compensate our executive officers and historic compensation levels, including prior equity awards.

When setting executive compensation opportunities, the Compensation Committee considers several factors, including:

•
Each NEO’s role and responsibilities;
•
Achievement of key performance objectives and milestones;
•
Market factors, such as compensation practices of peer companies;
•
Compensation survey data, as applicable; and
•
Retention concerns.

Role of the CEO in Compensation Decisions

Our CEO typically evaluates the performance of other executive officers and other employees, along with the performance of the Company as a whole, against previously determined objectives, on an annual basis and makes recommendations to the Compensation Committee with respect to annual base salary adjustments, bonuses, cash performance incentives and annual equity awards for the other executives. The Compensation Committee exercises its own independent discretion in approving compensation for all executive officers and assessing corporate performance against the pre-established objectives. The CEO is not present during deliberations or voting with respect to his own compensation.

Role of the Independent Compensation Consultant

The Compensation Committee retains the services of third-party, independent executive compensation consultants as it sees fit in connection with Everbridge’s compensation programs and related policies. For 2023, the Compensation Committee continued to engage Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent consultant.

As the independent compensation consultant, FW Cook reports directly to the Compensation Committee. The scope of FW Cook’s assistance on Everbridge’s compensation program design and pay setting includes, but is not limited to, the following services:

•
Providing the Compensation Committee with information on compensation-related trends and regulatory developments in the broader market;
•
Advising the Compensation Committee on appropriate peer companies for compensation pay levels, design practices, and relative performance comparisons; and
•
Assisting on compensation program design through data and information analyses.

The Compensation Committee has assessed the independence of FW Cook under applicable SEC and Nasdaq rules. After conducting this assessment and considering any potential conflicts of interest, the Compensation Committee concluded that FW Cook is independent and has no conflicts of interest.

Peer Group

The Compensation Committee believes that it is important to make decisions informed by the current practices of comparable public companies with which we compete for top talent.

In July 2022, the Compensation Committee reviewed a peer group of twenty companies. During that review, it was determined that four companies be removed (one due to an acquisition, and three others due to size alignment), resulting in the following 16 companies established as the recognized peer group.

2023 Compensation Peer Group
Appfolio	Blackline	Digital Turbine	Fastly
New Relic	OneSpan	PagerDuty	Ping Identity
PROS Holdings	Q2 Holdings	Rapid7	Smartsheet
Sprout Social	SPS Commerce	Upland	Workiva

When making executive compensation decisions, the Compensation Committee does not rely on the peer group alone but also considers other data sources and other factors. To supplement market data gathered from publicly disclosed filings of our peer group, the Compensation Committee also considers market compensation data from the Radford Global Technology Survey, which is reflective of the broader market in which Everbridge competes for talent. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Compensation Committee in its decision-making process, and the Compensation Committee does not consider the identity of the companies comprising the Radford Global Technology Survey to be material for its executive compensation responsibilities.

Other Features of the Our Executive Compensation Program

Employment Agreements

The initial terms and conditions of employment for each of our named executive officers are set forth in employment offer letters and employment agreements. The terms of these letters and agreements are described in greater detail in the section titled “Employment Arrangements” below. Each of our named executive officers is an at-will employee.

Severance and Change in Control Benefits

Adoption of Severance Plan

On August 5, 2022, upon the recommendation of the Compensation Committee, our Board of Directors adopted the Severance Plan. The Severance Plan provides severance benefits to our CEO, Executive Vice Presidents, Senior Vice Presidents, and certain specifically designated Vice Presidents, in the event such individual’s employment is terminated in either a Qualifying Termination or a CIC Qualifying Termination, in each case as described below. The Severance Plan supersedes any severance benefits that a participant would have been entitled to under any pre-existing employment agreement between the individual and the Company. To receive any of the severance benefits under these agreements, the participant would be required to execute a release of claims against the Company within 55 days of the qualifying termination. A description of the Severance Plan, and description of the termination and change of control provisions in our equity incentive plans and equity award agreements is provided below under “Potential Payments upon Termination” and “Potential Payments Upon Change in Control.”

401(k) Plan, Employee Stock Purchase Plan, Welfare and Health Benefits

We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees may make voluntary contributions from their eligible pay, up to certain applicable annual limits set by the Code. In 2023, we matched 50% of employee contributions, up to the first 4% of eligible employee deferrals per calendar year for each employee. Employee contributions are immediately and fully vested. Company matching contributions vest ratably over three years. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.

In 2023 we offered our employees, including our executive officers, the opportunity to purchase shares of our common stock at a discount under our 2016 Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, all eligible employees, including the eligible named executive officers, may allocate up to the lesser of $25,000 annually or 15% of the participant’s base compensation for that year to purchase our stock at a 15% discount to the market price, subject to specified limits. We terminated our ESPP program in 2024, in anticipation of the closing of the Merger with Thoma Bravo.

In addition, we provide other benefits to our executive officers, including the named executive officers, on the same basis as to all of our full-time employees. These benefits include, but are not limited to, medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not generally provide perquisites or other personal benefits to our executive officers, including our NEOs, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. We do, however, pay the premiums for term life insurance and disability insurance, make matching contributions to our 401(k) plan, and allow participation in our ESPP, subject to certain limitations, for all of our employees, including our NEOs. None of our named executive officers individually received perquisites or other personal benefits in fiscal 2023 that were, in the aggregate, $10,000 or more.

In the future, we may provide perquisites or other personal benefits in limited circumstances. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Tax and Accounting Implications

Accounting for Stock-Based Compensation

Under Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”), Compensation—Stock Compensation, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.

Under Section 162(m) of the Code (“Section 162(m)”), compensation paid to each of our “covered employees” that exceeds $1 million per taxable year is generally non-deductible.

Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, it also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program, which may include providing for compensation that is not deductible due to the deduction limit under Section 162(m).

Other Compensation Policies and Practices

Equity Awards Grant Delegation Policy

The Compensation Committee has delegated authority to our Chief Executive Officer to grant equity awards to our employees (other than our executive officers), subject to the terms and conditions of an equity awards grant delegation policy. Such awards may be granted on scheduled grant dates to newly-hired employees or to existing employees in connection with a promotion or in recognition of their contributions to the Company. In each instance, the policy provides for a limitation on the maximum size of any such awards.

Stock Ownership Guidelines

In May 2021, the Board adopted equity ownership guidelines to further align the interests of our senior management and directors with those of our stockholders. Under the guidelines, executives are expected to hold common stock in an amount ranging from five times base salary for our Chief Executive Officer, to two times base salary for our other executive officers. Our directors are also expected to hold common stock in an amount equal to three times their current cash retainer fee for Board service.

Position	Guideline
CEO or Executive Chair	5x base salary
Other Named Executive Officers	2x base salary
Non-Employee Directors	3x annual cash retainer

For purposes of these guidelines, stock ownership includes shares for which the executive or director has direct or indirect ownership or control and unvested restricted stock units, but does not include unvested performance-based stock units. As of December 31, 2023, our named executive officers met or exceeded these guidelines.

Compensation Recovery or Clawback Policy

In March 2020, the Board adopted a clawback policy that provides the Board discretion to reduce the amount of future compensation (both cash and equity) payable to an executive officer of the Company for excess proceeds from incentive compensation received by such executive officer due to a material restatement of financial statements. The clawback period is the three-year period following the filing of any such restated financial statements with the SEC. On November 7, 2023, the Board adopted an Incentive Compensation Recoupment Policy (the “2023 Clawback Policy”) designed to comply with Section 10D of the Exchange Act and the NYSE clawback listing standards. The 2023 Clawback Policy applies to all incentive compensation that is received by a covered officer on or after October 2, 2023, and replaces and supersedes our prior clawback policy with respect to all incentive compensation that is received by a covered officer on or after the October 2, 2023. The prior clawback policy continues to apply to any incentive compensation that is received by a covered officer prior to October 2, 2023. A copy of the 2023 Clawback Policy has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2023.

Policy Prohibiting Hedging and Pledging of Our Equity Securities

Our insider trading policy prohibits our employees, including our executive officers and directors, from engaging in short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock. In addition, our directors and executive officers and any person required to comply with the blackout periods or pre-clearance requirements under our insider trading policy are prohibited from pledging Company securities as collateral for loans and may not hold Company securities in margin accounts.

Compensation Committee Report

The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with the management of the Company. Based on this review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

This report has been furnished by the members of the Compensation Committee.

Sharon Rowlands, Chair

Rohit Ghai

Kent Mathy

Summary Compensation Table

The following table sets forth information in accordance with SEC rules regarding compensation of our NEOs as of December 31, 2023.

Name and Principal Position	Year	Base Salary		Bonus		Stock Awards (1)	Non-equity Incentive Plan Compensation (2)	All Other Compensation		Total Compensation

David Wagner	2023	$425,000		—		—	$408,000	$780		$833,780
Chief Executive Officer	2022	186,301	(3)	—		10,656,000	173,260	325		11,015,886

Patrick Brickley	2023	385,000		—		1,845,410	277,200	780		2,508,390
Chief Financial Officer & Former Co-Chief Executive Officer	2022	375,000		—		4,999,991	244,125	251,678	(4)	5,870,794
	2021	375,000		—		3,631,245	315,000	25,996	(5)	4,347,241

Noah Webster	2023	360,000	(6)	—		981,067	172,800	780		1,514,647
Chief Legal & Compliance Officer, Corporate Secretary (CLO)

John Di Leo	2023	342,808	(7)	375,000	(8)	6,609,000	329,096	715		7,656,619
Chief Revenue Officer

Bryan Barney	2023	400,000		—		3,413,000	288,000	780		4,101,780
Chief Product Officer	2022	2,192	(9)	—		2,958,000	—	—		2,960,192

(1)
This column reflects the aggregate grant date fair value of stock awards granted during the year as measured pursuant to ASC 718 as stock-based compensation in our consolidated financial statements. This column includes both RSUs and PSUs. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the named executive officer will perform the requisite service for the award to vest in full. The assumptions we used in valuing the stock awards are described in note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
(2)
Amounts are performance-based cash bonus awards earned and approved by the compensation committee for their respective fiscal years. These awards are described in more detail above in the section entitled “Everbridge Executive Compensation Program – Annual Cash Incentives 2023 Bonus Plan Structure.” Amounts for fiscal year 2023 represent amounts earned by the named executive officers during 2023 pursuant to our 2023 Bonus Plan and paid in 2024. Amounts for fiscal year 2022 represent amounts earned by the named executive officers during 2022 pursuant to our 2022 Bonus Plan and paid in 2023. Amounts for fiscal year 2021 represent amounts earned by the named executive officers during 2021 pursuant to our 2021 Bonus Plan and paid in 2023.
(3)
Mr. Wagner joined the Company in July 2022 and his annual base salary for 2022 was $425,000.
(4)
Includes $25,000 monthly stipend for January 2022 through October 2022 that Mr. Brickley received for his interim Co-CEO responsibilities, and $1,678 for cell phone reimbursement and service award bonus.
(5)
Includes the $25,000 stipend that Mr. Brickley received in December 2021 for his interim Co-CEO responsibilities, and $996 for cell phone reimbursement and miscellaneous fringe benefits.
(6)
Mr. Webster was not a named executive officer in 2023, so his compensation for that year is not required to be reported.
(7)
Mr. Di Leo joined the Company as Chief Revenue Officer on February 10, 2023.
(8)
Consists of a $375,000 signing bonus paid to Mr. Di Leo pursuant to his employment agreement.
(9)
Mr. Barney joined the Company in December 2022 and his annual base salary for 2022 was 400,000.

Grants of Plan-Based Awards in Fiscal 2023

The following table shows certain information regarding grants of plan-based awards during the fiscal year ended December 31, 2023 to our NEOs.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock
			Threshold	Target		Maximum	Threshold	Target	Maximum	or Units	Awards
Name	Grant Type	Grant Date					(#)	(#)	(#)	(#)(3)	($)(4)
David Wagner	Cash Incentive Compensation		$403,750	$425,000		$484,500

Patrick Brickley	Cash Incentive Compensation		$274,313	$288,750		$329,175
	Long-Term Incentive PSU Grant	2/15/2023					—	27,035	33,794		$922,705
	Long-Term Incentive RSU Grant	2/15/2023								27,035	$922,705

Noah Webster	Cash Incentive Compensation		$171,000	$180,000		$205,200
	Long-Term Incentive PSU Grant	2/15/2023					—	28,745	35,931		$981,067

John Di Leo	Cash Incentive Compensation		$325,668	$342,808	(5)	$390,801
	Long-Term Incentive PSU Grant	2/15/2023					—	100,000	125,000		$3,413,000
	Long-Term Incentive RSU Grant	2/10/2023							.	100,000	$3,196,000

Bryan Barney	Cash Incentive Compensation		$285,000	$300,000		$342,000
	Long-Term Incentive PSU Grant	2/15/2023					—	100,000	125,000		$3,413,000

(1)
Represents the possible performance-based cash incentive bonus awards pursuant to our 2023 Bonus Plan. Actual amounts of awards are set forth in the Summary Compensation Table above.
(2)
Represents the possible vesting of shares subject to PSU awards granted pursuant to our 2016 Equity Incentive Plan or 2022 Inducement Plan. These awards are described in more detail above in the section entitled “Long Term Incentives.”
(3)
Represents time-based RSUs granted under the 2016 Equity Incentive Plan or 2022 Inducement Plan. These awards are described in more detail above in the section entitled “Long Term Incentives.”
(4)
This column reflects the full grant date fair value of RSU and PSU awards granted during the year as measured pursuant to ASC 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the named executive officer will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
(5)
Mr. Di Leo joined the Company as Chief Revenue Officer on February 10, 2023 and his full target non-equity incentive of $385,000 has been pro-rated based on his start date.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth certain information about outstanding equity awards granted to our NEOs that remain outstanding as of December 31, 2023.

		Stock Awards(1)
Name	Grant Date	Number of shares or units of stock that have not vested (#) (2)		Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: Number of unearned shares, units or rights that have not vested (#) (4)	Equity incentive plan awards: Market value of unearned shares, units or rights that have not vested ($) (3)
David Wagner	7/27/2022	125,000	(5)	$3,038,750	200,000	$4,862,000
Patrick Brickley	5/5/2021	3,530		85,814	5,191	126,193
	10/27/2021	1,959		47,623	2,880	70,013
	2/28/2022	21,508		522,859	—	—
	2/15/2023	18,023		438,139	27,035	657,221
Noah Webster	12/30/2022	21,559		524,099	—	—
	2/15/2023	—		—	28,745	698,791
John Di Leo	2/10/2023	75,000		1,823,250	—	—
	2/15/2023	—		—	100,000	2,431,000
Bryan Barney	12/30/2022	75,000		1,823,250	—	—
	2/15/2023	—		—	100,000	2,431,000
(1)
All of the stock awards listed in the table above were granted under our 2016 Equity Incentive Plan or 2022 Inducement Plan.
(2)
RSU awards granted to new hires vest over a period of 4 years, with 25% vesting on each anniversary of the vesting start date. Subsequent RSU awards vest quarterly over 3 years.
(3)
Represents the fair market value of the unvested stock units as of December 29, 2023 based upon the closing market price of our common stock of $24.31.
(4)
For awards made during 2021 and 2022, 50% of the PSU is eligible to vest (at 0% –150% of target) after the second anniversary of the grant date based on the CAGR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, and the other 50% of the PSU is eligible to vest (at 0% –150% of target) at the end of the fiscal quarter after the third anniversary of the grant date based on the CAGR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter. Beginning with awards made during 2023, 50% of the PSU is eligible to vest (at 0% –125% of target) after the second anniversary of the grant date based on (a) the CAGR of ARR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, weighted at 50% and (b) the Adjusted EBITDA weighted at 50%, and the other 50% of the PSU is eligible to vest (at 0% –125% of target) at the end of the fiscal quarter after the third anniversary of the grant date based on (a) the CAGR of ARR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter weighted at 50% and (b) the Adjusted EBITDA weighted at 50%. The number of shares and market value shown is based upon achieving the target performance goals.
(5)
Mr. Wagner's RSU award vests as follows: 25% of the RSUs will be vested on December 31, 2022, and the remaining 75% of the RSUs will vest in equal installments over twelve calendar quarters, with the first such installment vesting on October 31, 2023, such that all of the RSUs will be vested on July 31, 2026, provided, however, that there has not been a termination of continuous service as of each such date.

Option Exercises and Stock Vested in Fiscal 2023

The following table shows the number of shares of our common stock acquired upon the settlement of stock awards and the aggregate value realized upon the settlement of stock awards for our NEOs during the fiscal year ended December 31, 2023.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
David Wagner	25,000	$537,125
Patrick Brickley	121,236	3,534,518
Noah Webster	7,186	174,692
John Di Leo	25,000	706,750
Bryan Barney	25,000	607,750

Pension Benefits and Deferred Compensation

None of our NEOs participate, or have an account balance, in any qualified or non-qualified defined benefit plans or any deferred compensation plans sponsored by us.

Employment Arrangements

Below are written descriptions of our employment agreements with each of our NEOs. Each of our named executive officers’ employment is “at will” and may be terminated at any time.

David Wagner. On July 25, 2022, David Wagner entered into a letter agreement with the Company, pursuant to which he was appointed as the Chief Executive Officer. Mr. Wagner's initial annual base salary is $425,000 and he was eligible to earn an annual cash incentive bonus of $425,000 in 2023. Mr. Wagner was granted the following awards : (i) 200,000 RSUs with 25% of the RSU grant vesting on December 31, 2022, and the remaining 75% vesting in twelve equal quarterly installments, with the first such vesting date on October 31, 2023, and (ii) 200,000 PSUs, with up to 50% of the PSU grant becoming eligible to vest (at 0 –150% of target) based on the CAGR achieved by us during the eight fiscal quarters from January 1, 2022 to December 31, 2023, and up to an additional 50% becoming eligible to vest (at 0 – 150% of target) based on the CAGR achieved during the 12 fiscal quarters from January 1, 2022 to December 31, 2024, with the actual vesting date in each case occurring on the filing of our quarterly reports on Form 10-Q for the quarters ending June 30, 2024 and June 30, 2025, respectively. Mr. Wagner was not eligible to receive annual refresher equity award in 2023.

Patrick Brickley. Upon his promotion to Chief Financial Officer, and Treasurer, we entered into an employment agreement with Mr. Brickley in March 2019 setting forth the terms of his employment. Mr. Brickley was entitled to an initial base salary of $290,000, which was increased to $375,000, effective October 1, 2021. Mr. Brickley was also eligible to receive annual performance bonuses pursuant to the Company bonus plans described above, with a target bonus of $288,750 in 2023. Mr. Brickley’s employment agreement also provides for certain severance benefits, the terms of which are described below under “Potential Payments upon Termination” and “Potential Payments Upon Change in Control.”

On December 8, 2021, we entered into a letter agreement with Mr. Brickley, pursuant to which Mr. Brickley became one of our interim Co-Chief Executive Officers from January through July 2022. Under this letter agreement Mr. Brickley received a stipend of $25,000 per month, in addition to his salary, for the duration of his service as interim Co-CEO and for three months thereafter. In addition, pursuant to the letter agreement, in February 2022, Mr. Brickley was granted (i) $2,500,000 of RSUs, 75% of which vested on February 28, 2023, and 25% of which vested on August 31, 2023, and (ii) $2,500,000 of RSUs, 33% of which will vest on February 28, 2023, 33% of which will vest on February 29, 2024, and 34% of which would have vested on February 28, 2025, also subject to his continued service to Everbridge. The foregoing equity awards reflect and include the equity awards Mr. Brickley received for his increased responsibilities as interim Co-CEO as well as his annual long-term incentive grants for his non-interim Co-CEO roles as Executive Vice President and Chief Financial Officer.

On February 3, 2024, Mr. Brickley entered into a separation and release agreement with the Company, pursuant to which Mr. Brickley became eligible to receive certain separation benefits consistent with a qualifying involuntary termination outside of a “Change in Control Determination Period” under the terms of the Company’s executive severance plan. These benefits, to be paid following the separation date, included twelve (12) months of base salary continuation ($385,000), payment of Mr. Brickley’s earned but unpaid 2023 annual bonus ($272,200), and payment of COBRA premiums for up to twelve (12) months (maximum of $35.989). Additionally, as discussed above, on February 4, 2024, Mr. Brickley entered into a consulting agreement with the Company (the “Mr. Brickley’s Consulting Agreement”). The term of Mr. Brickley’s Consulting Agreement began on March 15, 2024 and ends on December 31, 2024, unless terminated earlier by the Company for “Cause” or voluntarily by Mr. Brickley. Pursuant to Mr. Brickley’s Consultant Agreement, Mr. Brickley will receive $5,000 per month, with a daily rate of $1,500 for any day in which services are performed after having reached twenty (20) hours in the applicable month. In addition, consistent with the terms of the Company’s 2016 Equity Incentive Plan and related forms of agreement, all unvested equity awards previously granted by the Company to Mr. Brickley will continue to vest during the term of the consulting agreement in accordance with their terms, but will not be subject to any change on control or double-trigger vesting acceleration as might otherwise be earned in connection with the terms of the individual grant agreements or the Company’s executive severance plan.

Noah Webster. On December 16, 2022, Noah Webster entered into a letter agreement with the Company, pursuant to which he was appointed as Chief Legal & Compliance Officer, Corporate Secretary. Mr. Webster’s initial annual base salary was $360,000 and he was eligible to earn an annual cash incentive bonus of $162,000 in 2023. Mr. Webster was granted the following awards : (i) 28,745 RSUs vesting over four years, with 25% of the RSU vesting one year after grant, and then quarterly thereafter, and (ii) 28,745 PSUs, with up to 50% of the PSU grant becoming eligible to vest (at 0 – 125% of target) after the second anniversary of the grant date based on (a) the CAGR of ARR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, weighted at 50% and (b) the Adjusted EBITDA weighted at 50%, and the other 50% of the PSU is eligible to vest (at 0% –125% of target) at the end of the fiscal quarter after the third anniversary of the grant date based on (a) the CAGR of ARR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter weighted at 50% and (b) the Adjusted EBITDA weighted at 50%.

John DiLeo. On February 3, 2023 John Di Leo entered into a letter agreement with the Company, pursuant to which he was appointed as Executive Vice President & Chief Revenue Officer. Mr. DiLeo’s initial annual base salary was $385,000 and he was eligible to earn an annual cash incentive bonus of $385,000 in 2023, prorated based on his start date. Mr. DiLeo also received a $375,000 signing bonus. Mr. DiLeo was granted the following awards : (i) 100,000 RSUs vesting over four years, with 25% of the RSU vesting one year after grant, and then quarterly thereafter, and (ii) 100,000 PSUs, with up to 50% of the PSU grant becoming eligible to vest (at 0 – 125% of target) after the second anniversary of the grant date based on (a) the CAGR of ARR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, weighted at 50% and (b) the Adjusted EBITDA weighted at 50%, and the other 50% of the PSU is eligible to vest (at 0% –125% of target) at the end of the fiscal quarter after the third anniversary of the grant date based on (a) the CAGR of ARR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter weighted at 50% and (b) the Adjusted EBITDA weighted at 50%.

Bryan Barney. On December 16, 2022, Bryan Barney entered into a letter agreement with the Company, pursuant to which he was appointed as Executive Vice President and Chief Product Officer. Mr. Barney's initial annual base salary was $400,000 and he was eligible to earn an annual cash incentive bonus of $300,000, in 2023. Mr. Barney was granted the following awards : (i) 100,000 RSUs vesting over four years, with 25% of the RSU vesting one year after grant, and then quarterly thereafter, and (ii) 100,000 PSUs, with up to 50% of the PSU grant becoming eligible to vest (at 0 – 125% of target) after the second anniversary of the grant date based on (a) the CAGR of ARR achieved by the Company during the eight fiscal quarters preceding the then most recent fiscal quarter, weighted at 50% and (b) the Adjusted EBITDA weighted at 50%, and the other 50% of the PSU is eligible to vest (at 0% –125% of target) at the end of the fiscal quarter after the third anniversary of the grant date based on (a) the CAGR of ARR achieved during the 12 fiscal quarters preceding the then most recent fiscal quarter weighted at 50% and (b) the Adjusted EBITDA weighted at 50%.

Potential Payments upon Termination

Adoption of Severance Plan

On August 5, 2022, upon the recommendation of the Compensation Committee, our Board of Directors adopted the Severance Plan. The Severance Plan provides severance benefits to our CEO, Executive Vice Presidents, Senior Vice Presidents, and certain specifically designated Vice Presidents, in the event such individual’s employment is terminated in either a Qualifying Termination or a CIC Qualifying Termination, in each case as described below. The Severance Plan supersedes any severance benefits that a participant would have been entitled to under any pre-existing employment agreement between the individual and the Company. To receive any of the severance benefits under these agreements, the participant would be required to execute a release of claims against the Company within 55 days of the qualifying termination.

Qualifying Termination

A Qualifying Termination is a termination of employment by the Company without “Cause” (as defined in the Severance Plan) or by the participant for “Good Reason” (as defined in the Severance Plan).

CIC Qualifying Termination

A “CIC Qualifying Termination” is a Qualifying Termination that occurs during the period commencing immediately prior to the date on which a “Change in Control” (as defined in the Severance Plan) is consummated and ending on the date that is one year following a Change in Control.

Severance Benefits

If a participant experiences a Qualifying Termination, they will receive (i) an amount equal to his or her annual base salary in the case of the Chief Executive Officer and the Executive Vice Presidents and one-half of his or her annual salary in the case of the Senior Vice Presidents or any eligible Vice President, payable in substantially equal bi-weekly installments over 12 months for the Chief Executive Officer and the Executive Vice Presidents and six months for the Senior Vice Presidents and any eligible Vice President, and (ii) a cash lump sum payment equal to any earned but unpaid annual bonus for any performance years that were completed as of the date of termination.

If a participant experiences a CIC Qualifying Termination, they will receive (i) an amount equal to one time the sum of the participant’s annual base salary, plus the sum of any earned but unpaid annual bonus for any performance years that were completed as of the date of termination, and a pro rata bonus for the year of termination, based upon the Company's actual performance during the year, payable in a lump sum within 60 days following the date the release executed by the participant becomes effective and irrevocable, and (ii) full accelerated vesting of all outstanding and unvested equity awards held by the participant; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the greater of the target level specified in the terms of the applicable award agreement or the performance achieved as of the date of the CIC Qualifying Termination.

In both a Qualifying Termination and CIC Qualifying Termination, the participant also would receive continuation of his or her then-current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months for which separation payments are being paid.

If any of the payments and benefits to be paid or provided to a participant under the terms of the Severance Plan would be subject to the “golden parachute” excise taxes under the Code, then such payments and benefits will be reduced to the extent necessary to avoid those excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.

Payment Upon Termination – Employment Agreements

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary.

Under each of their employment agreements, if any of the NEO's employment ends due to his death or disability, he (or his estate in the event of death) is entitled to continued payment of 1/12th his base salary for three months following the termination of his employment.

Potential Payments upon Change in Control

For all executive officers, pursuant to the terms of their RSU and PSU grants prior to 2021, if our company undergoes a change of control, then the executive’s outstanding RSUs and PSUs will vest as to (1) a fraction of the then-unvested underlying shares of common stock equal to the number of months of their full-time employment with us divided by either thirty-six or forty-eight, plus (2) 50% of the remaining then-unvested underlying shares of common stock. In the event that, after giving effect to the accelerated vesting above, our successor does not assume or convert all of the executive’s remaining unvested shares, or does not offer equivalently valued equity incentives, the executive’s outstanding RSUs, and PSUs will vest as to all of the then-unvested underlying shares of common stock. Beginning in 2021, the Compensation Committee has committed to no longer offer newly hired executive officers with RSU or PSU grants that include acceleration of vesting on a change of control as described above, unless within 12 months following a change in control, there is an involuntary termination of service of such executive officer, or such executive officer resigns for good reason.

Estimated Change in Control and Severance Benefits

The following charts present the approximate amount of the benefits to which each of our named executive officers would have been entitled had his employment terminated under the circumstances described in the preceding paragraphs, or had we undergone a change in control, on December 31, 2023.

The amounts in the following table also assume the closing price of our common stock on December 29, 2023, which was $24.31 per share. These amounts are in addition to benefits generally available to our employees upon termination of employment, such as distributions from our 401(k) plan. The amounts in the following table do not include amounts earned or benefits accrued due to continued service by the named executive officer through December 31, 2023, such as vested stock options, or amounts the named executive officers were eligible to receive under our annual bonus plan with respect to fiscal 2023 performance which was paid in fiscal 2024.

Name	Event	Cash Severance ($)	Maximum COBRA Subsidy ($)	Value of Equity Acceleration ($) (1)	Total ($)
David Wagner	Voluntary or For Cause Termination	—	—	—	—
	Not for Cause or “Good Reason” Termination	$833,000	$27,607	—	$860,607
	Death or Disability	106,250	—	—	106,250
	Change of Control without Termination, Unvested Shares Assumed	—	—	—	—
	Change of Control without Termination, Unvested Shares Not Assumed	—	—	$7,900,750	7,900,750
	Involuntary Termination or "Good Reason" Termination following a Change in Control	833,000	27,607	7,900,750	8,761,357

Patrick Brickley	Voluntary or For Cause Termination	—	—	—	—
	Not for Cause or “Good Reason” Termination	662,200	35,989	—	698,189
	Death or Disability	96,250	—	—	96,250
	Change of Control without Termination, Unvested Shares Assumed	—	—	—	—
	Change of Control without Termination, Unvested Shares Not Assumed	—	—	1,947,863	1,947,863
	Involuntary Termination or "Good Reason" Termination following a Change in Control	662,200	35,989	1,947,863	2,646,052

Noah Webster	Voluntary or For Cause Termination	—	—	—	—
	Not for Cause or “Good Reason” Termination	352,800	13,803	—	366,603
	Death or Disability	90,000	—	—	90,000
	Change of Control without Termination, Unvested Shares Assumed	—	—	—	—
	Change of Control without Termination, Unvested Shares Not Assumed	—	—	1,222,890	1,222,890
	Involuntary Termination or "Good Reason" Termination following a Change in Control	352,800	13,803	1,222,890	1,589,493

John Di Leo	Voluntary or For Cause Termination	—	—	—	—
	Not for Cause or “Good Reason” Termination	714,096	18,710	—	732,806
	Death or Disability	96,250	—	—	96,250
	Change of Control without Termination, Unvested Shares Assumed	—	—	—	—
	Change of Control without Termination, Unvested Shares Not Assumed	—	—	4,254,250	4,254,250
	Involuntary Termination or "Good Reason" Termination following a Change in Control	714,096	18,710	4,254,250	4,987,056

Bryan Barney	Voluntary or For Cause Termination	—	—	—	—
	Not for Cause or “Good Reason” Termination	688,000	35,989	—	723,989
	Death or Disability	100,000	—	—	100,000
	Change of Control without Termination, Unvested Shares Assumed	—	—	—	—
	Change of Control without Termination, Unvested Shares Not Assumed	—	—	4,254,250	4,254,250
	Involuntary Termination or "Good Reason" Termination following a Change in Control	688,000	35,989	4,254,250	4,978,239

(1)
Pursuant to our severance plan, the vesting of stock awards will be accelerated in full in certain circumstances in the event of a change in control of the Company or their involuntary termination within 12 months following a change in control of the Company. The dollar amounts in this column represents the closing price of our common stock on December 29, 2023 ($24.31) multiplied by the number of accelerated restricted stock units and performance stock units.

CEO Pay Ratio

We are required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K to disclose the ratio of our median employee's annual total compensation to the annual total compensation of our principal executive officer. At the end of 2023, our principal executive officer was David Wagner, our Chief Executive Officer. In 2023, Mr. Wagner’s annual total compensation (calculated on an annual basis) was $833,780, and for our median employee was $102,044, resulting in a pay ratio of approximately 8:1.

In accordance with Item 402(u) of Regulation S-K, we identified the median employee by aggregating for each applicable employee (a) the annual base salary for salaried employees (or, for hourly employees, the hourly pay rate multiplied by the estimated 2023 work schedule), (b) the estimated bonus for 2023, and (c) the accounting value of any equity awards granted during 2023 and then ranking this total compensation measure for our employees from lowest to highest. This calculation was performed for individuals employed by us on December 31, 2023, excluding Mr. Wagner, whether employed on a full-time, part-time or seasonal basis. Components of compensation paid in foreign currencies were converted to U.S. dollars based on 2023 average exchange rates. The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

2023 DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation earned for service on our Board during the year ended December 31, 2023 by our directors who were not also our employees.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
David Benjamin(2)	$44,000	$355,000	$399,000
Richard D'Amore	50,000	185,000	235,000
Alison Dean	60,000	185,000	245,000
Rohit Ghai(2)	46,510	355,000	401,510
David Henshall	74,164	185,000	259,164
Kent Mathy	50,510	185,000	235,510
Simon Paris	48,000	185,000	233,000
Sharon Rowlands	53,812	185,000	238,812
(1)
This column reflects the full grant date fair value of stock awards granted during the year as measured pursuant to ASC 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the non-employee director will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock awards are described in note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The table below shows the aggregate number of option awards and stock awards outstanding for each of our non-employee directors as of December 31, 2023.
(2)
On January 1, 2023, David Benjamin and Rohit Ghat were appointed to our Board and they both were granted PSUs valued at $170,000 as a sign-on grant.

The following table provides information regarding outstanding unvested or unexercised equity awards held by our non-employee directors as of December 31, 2023:

Name	Option Awards(a)	Stock Awards(b)
Daivd Benjamin	—	8,068
Richard D'Amore	—	8,068
Alison Dean	—	8,068
Rohit Ghai	—	8,068
David Henshall	—	16,398
Kent Mathy	5,000	8,068
Simon Paris	—	8,068
Sharon Rowlands	—	8,068

(a)
All options granted to the non-employee directors were fully vested as of December 31, 2023.
(b)
Stock awards granted to the non-employee directors vest in full on the first anniversary of the last day of the month of the date of grant, except for 8,330 restricted stock units granted to Mr. Henshall in 2022 in connection with his appointment as Vice-Chair of the Board that vested on January 31, 2024.

Non-Employee Director Compensation Policy

Our Board adopted a compensation policy for non-employee directors, which was updated and approved by the Board in May 2023. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director receives an annual board service retainer of $40,000, and the non-executive chair received an additional $40,000. The chairperson of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive additional annual committee chair service retainers of $20,000, $15,000 and $8,000, respectively. Other members of our audit committee, our compensation committee and our nominating and corporate governance committee receive additional annual cash retainers of $10,000, $7,500 and $4,000, respectively, for each such committee of which they are a member. The annual cash compensation amounts set forth above are payable in equal quarterly installments, payable in arrears following the end of each calendar quarter in which the board service occurs, pro-rated for any partial quarters of service. We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meeting of our Board or any committee thereof.

In addition to cash compensation, each non-employee director is eligible to receive the RSUs pursuant to our 2016 Equity Incentive Plan. Each continuing non-employee director as of the date of each annual meeting will receive an annual grant of RSUs with a value of $185,000 based on the 30-day average closing price of our common stock on the Nasdaq Stock Market through December 31 in the prior year, which will vest in full at the end of the month after the date of the next annual stockholders’ meeting, provided that the applicable non-employee director is, as of such vesting date, then a director of our company. Additionally, any new non-employee directors who are appointed to the Board are eligible for an initial grant of RSUs with a value of $185,000 based on the closing price of our common stock on the Nasdaq Stock Market on the date of grant, which will vest in full on the first anniversary of the last day of the month of the date of grant, provided that at such vesting date, the director continues to serve on the Board. On January 5, 2022, David Henshall was appointed to our Board and designated as Vice-Chair of the Board. Given Mr. Henshall’s track record of operational excellence and value creation at the helm of a multi-billion dollar public multi-national technology company and his experience as a public company director, the Board tasked Mr. Henshall with the responsibility of advising on our comprehensive review of strategy and operations and co-leading our search for a new permanent CEO. In recognition of these increased responsibilities, Mr. Henshall received incremental compensation, which included an initial grant of 16,661 RSUs, 50% of which vested on January 31, 2023, and 50% which vested on January 31, 2024. Any RSUs granted to a non-employee director pursuant to this policy will become fully vested upon a change in control, as long as such director is providing continuous service as of the date of such change in control. All equity awards under this policy will also be subject to the limitations on compensation payable to non-employee directors set forth in the 2016 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of April 15, 2023 by:

•
each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 41,511,249 shares of common stock outstanding as of April 15, 2024. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable 60 days after April 15, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Everbridge, Inc., 25 Corporate Drive, 4th Floor, Burlington, Massachusetts 01803.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% or greater stockholders:
The Vanguard Group(1)	5,960,765	14.36%
BlackRock Inc.(2)	4,799,377	11.56%
FMR LLC(3)	2,262,641	5.45%

Named executive officers and directors:
Bryan Barney	24,711	*
Patrick Brickley(4)	134,365	*
John DiLeo	25,000	*
David Wagner	68,518	*
Noah Webster	8,983	*
David Benjamin	5,747	*
Richard D'Amore	17,347	*
Alison Dean	15,847	*
Rohit Ghai	5,747	*
David Henshall	36,661	*
Kent Mathy(5)	17,047	*
Simon Paris	8,876	*
Sharon Rowlands	11,347	*
All current executive officers and directors as a group (14 persons) (6)	245,831	*

* Represents beneficial ownership of less than 1%.

(1)
The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The information shown is based on a Schedule 13G/A filed on February 13, 2024 by The Vanguard Group
(2)
The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. The information shown is based on a Schedule 13G/A filed on January 24, 2024 by BlackRock, Inc.
(3)
The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210. This information shown is based on a Schedule 13G filed on February 9, 2024 by FMR, LLC.
(4)
Includes 3,597 shares of common stock issuable upon the exercise of options that are exercisable on or before June 14, 2024.
(5)
Includes 5,000 shares of common stock issuable upon the exercise of options that are exercisable on or before June 14, 2024.
(6)
Includes 5,000 shares of common stock issuable upon the exercise of options that are exercisable on or before June 14, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,708,470		$30.83	(2)	3,685,948	(3)(4)
Equity compensation plans not approved by security holders (5)	425,304		—	(2)	142,510
Total	3,133,774	(6)	$30.83		3,828,458
(1)
These plans consist of our 2008 Equity Incentive Plan, our 2016 Equity Incentive Plan and our 2016 Employee Stock Purchase Plan. No further grants were made under the 2008 Equity Incentive Plan after the completion of our initial public offering on September 21, 2016. Does not include purchase rights under the 2016 Employee Stock Purchase Plan because purchases were discontinued subsequent to the offering period which ended in March 2024.
(2)
RSUs and PSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
(3)
The number of shares of common stock reserved for issuance under the 2016 Equity Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by 3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board. Pursuant to the terms of the 2016 Equity Incentive Plan, an additional 1,235,987 shares were added to the number of available shares effective January 1, 2024.
(4)
The number of shares of common stock reserved for issuance under the 2016 Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2017 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, (ii) 200,000 shares of our common stock or (iii) a lesser number of shares determined by our Board. Pursuant to the terms of the 2016 Employee Stock Purchase Plan, an additional 200,000 shares were added to the number of available shares effective January 1, 2024.
(5)
On December 16, 2022, the Board adopted the Everbridge, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board. The Board approved 747,490 shares of the Company’s common stock to be used for grants to individuals who were not previously employees of the Company.
(6)
Consists of (i) 63,870 shares of common stock issuable upon exercise of outstanding options and (ii) 3,069,904 unvested RSUs and PSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions Policy and Procedures

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our Board, takes into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

There have been no transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive and Director Compensation.”

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

Independence of the Board of Directors.

Under the rules of Nasdaq, “independent” directors must comprise a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Wagner, our Chief Executive Officer, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB ID: 42.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2023 and December 31, 2022 from Ernst & Young LLP.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees(1)	$1,934,270	$2,014,400
Audit-related Fees	—	—
Tax Fees(2)	521,709	446,488
All Other Fees(3)	2,000	1,985
Total Fees	$2,457,979	$2,462,873
(1)
Represents fees for professional services and expenses provided in connection with the respective fiscal year related to the annual audit of the Company’s consolidated financial statements, including an assessment of the effectiveness of our internal controls over financial reporting, the review of our quarterly financial statements, consultations on accounting matters directly related to the audit, comfort letters, consents, assistance with and review of documents filed with the SEC, and statutory audit services.
(2)
Represents fees billed for professional services provided for tax compliance, advice and planning.
(3)
All other fees consist of permitted services other than those that meet the criteria above.

All auditor fees must be approved by our Audit Committee and all fees described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Financial Statements. No financial statements are filed with this report on Form 10-K/A. The financial statements required by Item 15(a) were previously filed with the Original 10-K.
2.
Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes previously filed with the Original 10-K.
3.
Exhibits. See (b) below.

(b) Exhibits:

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document	X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Everbridge, Inc.

Date: April 29, 2024	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: April 29, 2024	By:	/s/ David E. Rockvam
David E. Rockvam
Executive Vice President and Chief Financial Officer