Form 10-Q
period 2024-03-31
EVERBRIDGE, INC.
filed 2024-05-09
CIK 1437352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 41,616,027 shares of common stock outstanding.

EVERBRIDGE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$121,432	$122,440
Restricted cash	2,097	2,120
Accounts receivable, net	101,720	119,389
Prepaid expenses	13,826	12,880
Deferred costs and other current assets	31,365	36,604
Total current assets	270,440	293,433
Property and equipment, net	7,369	8,305
Capitalized software development costs, net	31,334	31,630
Goodwill	512,545	517,184
Intangible assets, net	120,809	130,264
Restricted cash	790	811
Prepaid expenses	1,053	902
Deferred costs and other assets	44,123	43,356
Total assets	$988,463	$1,025,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,113	$15,013
Accrued payroll and employee related liabilities	30,987	32,824
Accrued expenses	18,003	36,346
Deferred revenue	248,511	242,789
Convertible senior notes, current	63,201	63,110
Other current liabilities	7,687	8,918
Total current liabilities	376,502	399,000
Long-term liabilities:
Deferred revenue, noncurrent	5,627	6,429
Convertible senior notes, noncurrent	296,989	296,561
Deferred tax liabilities	4,882	4,318
Other long-term liabilities	16,307	17,268
Total liabilities	700,307	723,576
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,511,249 and 41,199,583 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	42	41
Additional paid-in capital	783,732	771,779
Accumulated deficit	(469,497)	(449,429)
Accumulated other comprehensive loss	(26,121)	(20,082)
Total stockholders’ equity	288,156	302,309
Total liabilities and stockholders’ equity	$988,463	$1,025,885

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$111,429	$108,268
Cost of revenue	32,444	31,981
Gross profit	78,985	76,287
Operating expenses:
Sales and marketing	37,118	42,188
Research and development	22,848	25,004
General and administrative	31,541	24,466
Restructuring	2,344	21
Total operating expenses	93,851	91,679
Operating loss	(14,866)	(15,392)
Other income, net
Interest and investment income	1,084	1,737
Interest expense	(539)	(769)
Other income (expense), net	(396)	618
Total other income, net	149	1,586
Loss before income taxes	(14,717)	(13,806)
Provision for income taxes	(5,351)	(842)
Net loss	$(20,068)	$(14,648)
Net loss per share attributable to common stockholders
Basic	$(0.49)	$(0.36)
Diluted	$(0.49)	$(0.36)
Weighted-average common shares outstanding:
Basic	41,330,475	40,274,069
Diluted	41,330,475	40,274,069

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,068)	$(14,648)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(6,039)	2,426
Total comprehensive loss	$(26,107)	$(12,222)

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2023	41,199,583	$41	$771,779	$(449,429)	$(20,082)	$302,309
Stock-based compensation	—	—	12,211	—	—	12,211
Vesting of restricted stock units and performance-based restricted stock units	301,591	1	—	—	—	1
Stock award shares withheld to settle employee tax withholding liability	(81,668)	—	(2,164)	—	—	(2,164)
Exercise of stock options	2,000	—	53	—	—	53
Issuance of shares under employee stock purchase plan	89,743	—	1,853	—	—	1,853
Other comprehensive loss	—	—	—	—	(6,039)	(6,039)
Net loss	—	—	—	(20,068)	—	(20,068)
Balance at March 31, 2024	41,511,249	$42	$783,732	$(469,497)	$(26,121)	$288,156

	Common stock		Additional paid-in	Accumulated	Accumulated- other comprehensive
	Shares	Par value	capital	deficit	loss	Total
Balance at December 31, 2022	40,127,522	$40	$721,143	$(402,124)	$(29,948)	$289,111
Stock-based compensation	—	—	13,931	—	—	13,931
Vesting of restricted stock units and performance-based restricted stock units	250,127	—	—	—	—	—
Stock award shares withheld to settle employee tax withholding liability	(56,062)	—	(1,866)	—	—	(1,866)
Exercise of stock options	71,166	—	1,263	—	—	1,263
Issuance of shares under employee stock purchase plan	88,863	—	2,546	—	—	2,546
Other comprehensive income	—	—	—	—	2,426	2,426
Net loss	—	—	—	(14,648)	—	(14,648)
Balance at March 31, 2023	40,481,616	$40	$737,017	$(416,772)	$(27,522)	$292,763

See accompanying notes to condensed consolidated financial statements.

EVERBRIDGE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,068)	$(14,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,447	14,774
Amortization of deferred costs	4,860	4,514
Deferred income taxes	(35)	(501)
Accretion of interest on convertible senior notes	519	715
(Gain) loss on disposal of assets	1	(352)
Provision for credit losses and sales reserve	441	1,635
Stock-based compensation	11,412	13,449
Changes in operating assets and liabilities:
Accounts receivable	17,853	11,994
Prepaid expenses	(1,097)	(2,465)
Deferred costs	(4,621)	(5,909)
Other assets	3,000	(597)
Accounts payable	(6,539)	(1,732)
Accrued payroll and employee related liabilities	(1,837)	(1,652)
Accrued expenses	(18,343)	(797)
Deferred revenue	4,316	3,589
Other liabilities	(2,167)	(1,442)
Net cash provided by operating activities	2,142	20,575
Cash flows from investing activities:
Capital expenditures	(247)	(575)
Proceeds from landlord reimbursement	2,006	—
Proceeds from sale of assets	13	4,289
Additions to capitalized software development costs	(3,958)	(4,112)
Net cash used in investing activities	(2,186)	(398)
Cash flows from financing activities:
Payments associated with shares withheld to settle employee tax withholding liability	(2,164)	(1,866)
Proceeds from employee stock purchase plan	1,853	2,546
Proceeds from stock option exercises	53	1,263
Other	(18)	(19)
Net cash provided by (used in) financing activities	(276)	1,924
Effect of exchange rates on cash, cash equivalents and restricted cash	(732)	63
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,052)	22,164
Cash, cash equivalents and restricted cash—beginning of period	125,371	201,594
Cash, cash equivalents and restricted cash—end of period	$124,319	$223,758
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes, net of refunds received	589	617
Supplemental disclosure of non-cash activities:
Capitalized assets included in accounts payable and accrued expenses	120	660
Stock-based compensation capitalized for software development	799	376

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

Proposed Merger with Thoma Bravo

On February 29, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), by and among Everbridge, Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”), which amended and restated the previously announced Agreement and Plan of Merger, dated as of February 4, 2024, by and among Everbridge, Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo, L.P. For further information, see Note 19, Proposed Merger with Thoma Bravo and Note 20, Subsequent Event.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.

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

The Company’s accounts receivable are generally unsecured and are derived from revenue earned from customers primarily located in the United States, Norway, Netherlands, Sweden and the United Kingdom and are generally denominated in U.S. Dollars, Norwegian Krone, Euro, Swedish Kronor or British Pounds. Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for credit risk based on the evaluations. No single customer comprised more than 10% of the Company’s total revenue for the three months ended March 31, 2024 and 2023. No single customer comprised more than 10% of the Company’s gross accounts receivable as of March 31, 2024 and December 31, 2023.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the 2025 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the amount and composition of other segment items and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles, additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources may be disclosed. All annual disclosures of a reportable segment’s profit or loss and assets required by Accounting Standards Codification (“ASC”) 280, Segment Reporting, will be required to be disclosed in interim periods. Public entities with a single reportable segment are required to provide all disclosures required under ASC 280. ASU 2023-07 is effective for the Company beginning with the 2024 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2023 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) Accounts Receivable and Contract Assets, Net

Accounts receivable, net is as follows (in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Accounts receivable amortized cost	$107,369	$125,522
Allowance for credit losses	(5,649)	(6,133)
Net accounts receivable	$101,720	$119,389

The following table summarizes the changes in the allowance for credit losses for accounts receivable (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(6,133)	$(7,312)
(Provision for) benefit from expected credit losses, net	163	(928)
Write-offs	321	310
Balance, end of period	$(5,649)	$(7,930)

Contract assets, net, included in deferred costs and other current assets on the condensed consolidated balance sheets is as follows (in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Contract asset amortized cost	$6,511	$9,001
Allowance for credit losses	(579)	(606)
Net contract asset	$5,932	$8,395

The following table summarizes the changes in the allowance for credit losses for contract assets (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(606)	$(1,015)
Write-offs	27	19
Balance, end of period	$(579)	$(996)

Credit loss expense was $0.4 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the changes in the sales reserve (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(425)	$(425)
Write-offs	197	—
Balance, end of period	$(228)	$(425)

(4) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful life	As of	As of
	in years	March 31, 2024	December 31, 2023
Furniture and equipment	5	$1,913	$1,965
Leasehold improvements (1)	9	9,424	9,371
System hardware	5	1,923	1,928
Office computers	3	9,076	8,950
Computer and system software	3	2,442	2,408
		24,778	24,622
Less accumulated depreciation and amortization		(17,409)	(16,317)
Property and equipment, net		$7,369	$8,305

(1)
Lesser of the lease term or the estimated useful lives of the improvements, which may be up to 9 years as of March 31, 2024.

Depreciation and amortization expense for property and equipment was $1.2 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

(5) Capitalized Software Development Costs, Net

Capitalized software development costs, net consisted of the following (in thousands):

	Gross carrying amount	Amortization period	Accumulated amortization	Net carrying amount
As of March 31, 2024	$69,336	3 years	$(38,002)	$31,334
As of December 31, 2023	64,860	3 years	(33,230)	31,630

The Company capitalized software development costs of $4.5 million in each of the three months ended March 31, 2024 and 2023.

Amortization expense for capitalized software development costs was $4.8 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of capitalized software development costs is classified within cost of revenue in the condensed consolidated statements of operations.

The expected amortization of capitalized software development costs, as of March 31, 2024, for each of the following years is as follows (in thousands):

2024 (for the remaining nine months)	$12,375
2025	11,832
2026	6,833
2027	294
$31,334

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2024 and year ended December 31, 2023, no impairments were identified of those assets requiring measurement at fair value on a non-recurring basis.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

As of March 31, 2024
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$85,230	$—	$—	$85,230
Total financial assets	$85,230	$—	$—	$85,230

As of December 31, 2023
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Cash equivalents:
Money market funds	$88,189	$—	$—	$88,189
Total financial assets	$88,189	$—	$—	$88,189

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into or out of Level 3 during the three months ended March 31, 2024.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets.

The Company estimates the fair value of the convertible senior notes based on market-observable inputs (Level 2). As of March 31, 2024 and December 31, 2023, the fair value of the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) was determined to be $293.5 million and $260.1 million, respectively, and the principal amount of the notes was $300.3 million in each period. As of March 31, 2024 and December 31, 2023, the fair value of the 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) was determined to be $61.9 million and $58.7 million, respectively, and the principal amount of the notes was $63.5 million in each period.

(7) Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Balance at December 31, 2023	$517,184
Foreign currency translation	(4,639)
Balance at March 31, 2024	$512,545

There were no impairments recorded against goodwill during the three months ended March 31, 2024 and for the year ended December 31, 2023.

Intangible assets consisted of the following (in thousands):

			As of March 31, 2024
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$24,688	3.66	$(21,260)	$3,428
Tradenames	13,814	4.74	(8,387)	5,427
Customer relationships	202,575	8.35	(90,621)	111,954
Total intangible assets	$241,077		$(120,268)	$120,809

			As of December 31, 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Developed technology	$34,942	3.47	$(29,981)	$4,961
Tradenames	16,505	4.52	(10,315)	6,190
Customer relationships	206,235	8.34	(87,122)	119,113
Total intangible assets	$257,682		$(127,418)	$130,264

Amortization expense for intangible assets was $8.4 million and $9.7 million for the three months ended March 31, 2024 and 2023, respectively. Included in the amortization expense amounts is amortization expense attributed to developed technology within cost of revenue of $1.5 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. During 2022, the Company assigned $5.6 million net carrying amount of intangible assets associated with a pending asset sale to assets held for sale on the consolidated balance sheet. During the three months ended March 31, 2023, the Company completed the divestiture and derecognized the intangible assets (see Note 8). Additionally, during the three months ended March 31, 2024, the Company retired $12.5 million of fully amortized intangible assets.

The expected amortization of the intangible assets, as of March 31, 2024, for each of the next five years and thereafter is as follows (in thousands):

2024 (for the remaining nine months)	$23,245
2025	26,074
2026	20,274
2027	15,945
2028	15,554
Thereafter	19,717
$120,809

(8) Assets and Liabilities Held for Sale

The Company entered into an agreement in the fourth quarter of fiscal 2022 to sell certain assets. In connection with entering into this agreement, the Company concluded that the asset sale met the held for sale criteria and classified the assets and liabilities as held for sale on the consolidated balance sheet. The Company completed the asset sale during March 2023 for total proceeds of $4.8 million. In connection with the asset sale, the Company recorded a gain of $0.3 million which is included in other income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2023.

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

The 2026 Notes have an initial conversion rate of 5.5341 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $180.70 per share of common stock and initially approximately 2.1 million shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid special interest, if any, upon conversion of a 2026 Note, except in limited circumstances. Accrued but unpaid special interest, if any, will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a 2026 Note.

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

As of March 31, 2024, the 2026 Notes are not yet convertible at the option of the debt holder and were classified as long-term on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The 2026 Notes were not redeemable by the Company prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after March 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.

During the year ended December 31, 2023, the Company paid approximately $64.9 million in cash to repurchase approximately $74.7 million aggregate principal amount of the 2026 Notes and recognized an extinguishment gain in the amount of $8.8 million in gain on extinguishment of convertible notes, capped call modification and change in fair value on the consolidated statement of operations.

The 2026 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Liability component:
Principal	$300,276	$300,276
Less: debt discount, net of amortization	(3,287)	(3,715)
Net carrying amount	$296,989	$296,561

The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt discount and transaction costs	$428	$525

The effective interest rates on the 2026 Notes were 0.6% during both the three months ended March 31, 2024 and 2023.

The fair value of the 2026 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2026 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes	$293,520	$296,989	$260,114	$296,561

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain option counterparties (the “2026 capped call transactions”). The 2026 capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the 2026 capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2026 Notes, with an initial strike price of approximately $180.70 per share, which corresponds to the initial conversion price of the 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, and with a cap price of approximately $258.14. The cost of the purchased capped calls of $35.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $34.83 on March 31, 2024, the if-converted value of the 2026 Notes was less than their respective principal amounts.

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

The 2024 Notes have an initial conversion rate of 8.8999 shares of common stock per $1,000 principal amount of 2024 Notes. This represents an initial effective conversion price of approximately $112.36 per share of common stock and initially approximately 4.0 million shares issuable upon conversion. Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2024 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2024 Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of a 2024 Note.

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

As of March 31, 2024, the 2024 Notes were not convertible at the option of the debt holder and are classified as current liabilities on the condensed consolidated balance sheet as the 2024 Notes mature in less than 12 months.

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

The 2024 Notes consist of the following (in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Liability component:
Principal	$63,459	$63,459
Less: debt discount, net of amortization	(258)	(349)
Net carrying amount	$63,201	$63,110

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2024	2023
0.125% coupon	$20	$42
Amortization of debt discount and transaction costs	91	190
	$111	$232

The effective interest rates on the 2024 Notes were 0.7% during both the three months ended March 31, 2024 and 2023.

The fair value of the 2024 Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2024 Notes in an over-the-counter market (Level 2), and carrying value of debt instruments were as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Notes	$61,873	$63,201	$58,670	$63,110

In connection with the issuance of the 2024 Notes, the Company entered into capped call transactions with certain option counterparties (the “2024 capped call transactions”). The 2024 capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. Under the 2024 capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the 2024 Notes, with an initial strike price of approximately $112.36 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2024 Notes, and with a cap price of approximately $166.46. The cost of the purchased capped calls of $44.9 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of the Company’s common stock of $34.83 on March 31, 2024, the if-converted value of the 2024 Notes was less than their respective principal amounts.

Future Maturities of Debt Obligations

The following table summarizes the Company’s debt obligations as of March 31, 2024 (in thousands):

	Remainder of 2024	2025	2026	Total
Debt obligations	$63,459	$—	$300,276	$363,735

Debt obligations include the principal amount of the 2026 Notes and 2024 Notes but exclude interest payments to be made under the 2026 Notes and 2024 Notes. Although the 2026 Notes and 2024 Notes mature in 2026 and 2024, respectively, they can be converted into cash and/or shares of the Company’s common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts earlier than the scheduled repayments as indicated in the table. The 2026 Notes and 2024 Notes balance excludes debt discount capitalized on the balance sheet.

(10) Stockholders’ Equity

Preferred Stock

As of March 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

Common Stock

As of March 31, 2024, the Company had authorized 100,000,000 shares of common stock, par value $0.001. Holders of common stock are entitled to one vote per share. At March 31, 2024 and December 31, 2023, there were 41,511,249 and 41,199,583 shares of common stock issued and outstanding, respectively.

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

For the three months ended March 31, 2024 and 2023, 89,743 and 88,863 shares of common stock were purchased under the 2016 ESPP, respectively. The Company recorded stock-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was no unrecognized compensation cost related to the 2016 ESPP.

ESPP purchases were discontinued subsequent to the offering period which ended in March 2024. The fair value of shares issuable under the 2016 ESPP is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2023
Employee Stock Purchase Plan:
Expected term (in years) (1)	0.50
Expected volatility (2)	60%
Risk-free interest rate (3)	5.18%
Dividend rate (4)	0%

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

There were no stock options granted during the three months ended March 31, 2024. There was no stock-based compensation expense recorded during the three months ended March 31, 2024 or the three months ended March 31, 2023 as stock options were fully vested.

The total intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was less than $0.1 million and $1.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2024 and 2023, the total intrinsic value of all outstanding options was $0.4 million and $0.6 million, respectively.

There were no nonvested stock options as of March 31, 2024. The amount of cash received from the exercise of stock options during the three months ended March 31, 2024 and 2023 was $0.1 million and $1.3 million, respectively.

The following table summarizes the Company’s stock option activity:

	Stock options outstanding	Weighted average exercise price
Outstanding at December 31, 2023	63,870	$30.83
Exercised	(2,000)	26.50
Outstanding at March 31, 2024	61,870	30.97

Stock options outstanding and exercisable are as follows:

	As of March 31, 2024
	Number of shares	Remaining contractual life (years)	Weighted- average exercise price
Outstanding and exercisable	61,870	3.44	$30.97

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 234,987 restricted stock units (“RSUs”) to members of its senior management and certain other employees pursuant to the 2016 Plan. There were 282,372 RSUs that vested during the three months ended March 31, 2024. The Company accounts for RSUs issued to employees at fair value, based on the market price of the Company’s common stock on the date of grant. The weighted-average grant date fair values of RSUs granted during the three months ended March 31, 2024 and 2023 were $34.01 and $32.86, respectively. The fair values of RSUs that vested during the three months ended March 31, 2024 and 2023, were $11.3 million and $11.2 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $10.0 million and $10.5 million, respectively, of stock-based compensation related to the RSUs.

As of March 31, 2024, there was $58.4 million of unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted-average period of approximately 1.98 years. For RSUs subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 115,000 performance-based restricted stock units (“PSUs”) to members of its management pursuant to the 2016 Plan. There were 19,219 PSUs that vested during the three months ended March 31, 2024. Starting in 2023, PSU grants vest based on the achievement of pre-determined performance-based milestones including annual recurring revenue growth thresholds and adjusted earnings before interest, taxes, depreciation and amortization thresholds, as well as the employee’s continued employment with the Company through the date of achievement; through 2022 PSU grants vest based on revenue growth thresholds as well as the employee’s continued employment with the Company through the date of achievement. The measurement periods for PSUs are two and three years with awards vesting after each measurement period. PSUs contain minimum, target and maximum milestones for each performance-based milestone. The number of shares of common stock to be issued at vesting will range from zero to 125% of the target number of PSUs starting in 2023 and from zero to 150% of the target number of PSUs through 2022. Fair value is based on the value of the Company’s common stock at the date of issuance and the probability of achieving the performance metric. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions. The weighted-average grant date fair value of PSUs granted during the three months ended March 31, 2024 and 2023 were $35.10 and $34.13, respectively.

During the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $2.6 million, respectively, of stock compensation expense in connection with PSU awards. As of March 31, 2024, there was $6.3 million of unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted-average period of approximately 1.74 years. Compensation cost is recognized under the accelerated method and is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions.

The following table summarizes the Company’s RSU and PSU activity:

Number of Shares
Outstanding at December 31, 2023	3,069,904
Granted	349,987
Vested	(301,591)
Forfeited	(125,848)
Outstanding at March 31, 2024	2,992,452

Market-Based Grants

During the three months ended March 31, 2022, the Company issued market-based grants, which were payable in cash to partially settle a vendor contract. Vesting was contingent upon the achievement of pre-determined market and service conditions. Cash payment at settlement ranged from zero to approximately $1.3 million based on the Company’s total stockholder return (“TSR”) relative to the performance of peer companies through September 2023. The market-based grants were classified as a liability on the Company’s balance sheet and were remeasured at each reporting period until settlement. Cash payment determined as of the settlement date in September 2023 was zero. During the three months ended March 31, 2023, the Company recognized a stock compensation credit of $0.1 million, respectively, in connection with these awards.

The fair value of the market-based grants was determined using the Monte-Carlo simulation with the following assumptions:

Three Months Ended March 31, 2023
Market-Based Grants:
Expected term (in years)	0.48
Expected volatility	57%
Risk-free interest rate	4.88%
Dividend rate	0%

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,287	$1,655
Sales and marketing	4,067	4,747
Research and development	2,639	3,726
General and administrative	3,419	3,321
Total	$11,412	$13,449

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

The following common equivalent shares were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive:

	As of March 31,
	2024	2023
Convertible senior notes	2,226,536	3,263,941
Stock-based compensation grants	3,054,322	3,490,501
Total	5,280,858	6,754,442

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

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all shares granted and available for grant under the Company’s 2008 Equity Incentive Plan, 2016 Plan, 2016 ESPP and 2022 Inducement Plan. The amount of such shares of the Company’s common stock reserved for these purposes at March 31, 2024 was 8.2 million shares. Additionally, the Company is required to reserve and keep available out of its authorized but unissued shares of common stock shares that become issuable pursuant to the terms of the 2026 Notes and 2024 Notes.

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

For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $5.4 million and $0.8 million, respectively, resulting in an effective tax rate of (36.36)% and (6.10)%, respectively. The provision for income taxes of $5.4 million generated in the three months ended March 31, 2024 was associated with estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance.

As of March 31, 2024, the Company had no gross tax-effected unrecognized tax provision. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2024, the Company did not record amounts related to the accrual of interest and penalties. During the three months ended March 31, 2023, the amounts recorded related to the accrual of interest and penalties were immaterial.

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

(15) Revenue Recognition

The following table disaggregates the Company’s revenue by geography which provides information as to the major source of revenue. North America includes United States and Canada and International aggregates international revenues excluding Canada. The majority of the Company’s North America revenue is generated in the United States (in thousands):

	Three Months Ended March 31,
Primary Geographic Markets	2024	2023
North America	$85,689	$82,067
International	25,740	26,201
Total	$111,429	$108,268

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscription services	$105,316	$98,785
Professional services	5,261	5,929
Software licenses and other	852	3,554
Total	$111,429	$108,268

Contract Assets

Contract assets arise when the Company has earned revenue on a contract with a customer prior to billing. Any contract assets that may arise are recorded in other assets on the Company’s condensed consolidated balance sheets net of an allowance for credit losses.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue on the Company’s condensed consolidated balance sheets. The noncurrent portion of deferred revenue is included and separately disclosed on the Company’s condensed consolidated balance sheets.

Deferred Costs

Current deferred costs, which primarily consist of deferred sales commissions, were $18.8 million and $20.0 million as of March 31, 2024 and December 31, 2023, respectively. Noncurrent deferred costs, which primarily consist of deferred sales commissions, were $27.6 million and $26.6 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, amortization expense for the deferred costs was $4.9 million and $4.5 million, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

Deferred Revenue

During the three months ended March 31, 2024 and 2023, $94.7 million and $90.6 million, respectively, of subscription services, license and other revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

During the three months ended March 31, 2024 and 2023, $0.5 million and $2.6 million, respectively, of professional services revenue was recognized and was included in the deferred revenue balances at the beginning of the respective period.

Remaining Performance Obligations

As of March 31, 2024, approximately $488.4 million of revenue is expected to be recognized from remaining performance obligations for subscription and other contracts. The Company expects to recognize revenue on approximately $302.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

As of March 31, 2024, approximately $9.6 million of revenue is expected to be recognized from remaining performance obligations for professional services contracts. The Company expects to recognize revenue on approximately $8.6 million of these remaining professional services performance obligations over the next 12 months, with the balance recognized thereafter.

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

Additional information related to the Company’s leases is as follows (in thousands, except lease term and discount rate):

	As of	As of
	March 31, 2024	December 31, 2023
Balance sheet information
ROU assets	$15,143	$16,075
Lease liabilities, current	$3,633	$3,825
Lease liabilities, non-current	15,788	16,694
Total lease liabilities	$19,421	$20,519
Supplemental data
Weighted average remaining lease term	5.77 years	5.91 years
Weighted average discount rate	6.04%	6.12%

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in lease liabilities	$1,332	$1,312
ROU assets obtained in exchange for new lease obligations	56	425

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Year ending December 31,
2024 (for the remaining nine months)	$3,652
2025	4,271
2026	3,800
2027	3,380
2028	3,184
Thereafter	6,284
Total undiscounted lease payments	24,571
Less: imputed interest	(5,150)
Total lease liabilities	$19,421

The following table presents components of lease expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,253	$1,333
Short-term lease expense(1)	66	169
	1,319	1,502
Less: Sublease income	(57)	(69)
Total lease expense	$1,262	$1,433

(1)
Short-term lease expense includes all leases with lease terms ranging from less than one month to one year.

As of March 31, 2024, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

(17) Commitments and Contingencies

Litigation

In April 2022, certain former shareholders of The Anvil Group (International) Limited, Anvil Worldwide Limited and The Anvil Group Limited (collectively, “Anvil”), which was acquired by Everbridge on November 4, 2021, filed a claim in the United Kingdom Commercial Court against Everbridge Holdings Limited and Everbridge, Inc. The suit claimed that these companies breached certain provisions of the acquisition documents relating to the issuance of Everbridge, Inc. stock, which formed part of the consideration payable for the stock in Anvil. As of December 31, 2023, the Company had accrued a liability of $25.0 million on the Company’s consolidated balance sheet with respect to this claim. On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company paid $25.0 million to settle the claims.

In April 2022, a putative class action lawsuit was filed in the United States District Court for the Central District of California against the Company, Jaime Ellertson, Patrick Brickley, and David Meredith (the Company’s former Chief Executive Officer) by Sylebra Capital Partners Master Fund Ltd, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, “Sylebra”). In September 2022, Sylebra filed an amended and restated complaint (the “First Amended Complaint”). The lawsuit alleges violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the information the Company provided to investors regarding the Company’s organic and inorganic revenue growth, and the status of integrating acquisitions, which allegedly artificially inflated the price of the Company’s stock during the period from November 4, 2019 to February 24, 2022. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and the Company’s officers and directors. The Company intends to defend the action vigorously. In October 2022, the Company filed a motion to dismiss the lawsuit on various grounds, including failure to plead any actionable misstatement or omission, failure to establish scienter, and failure to meet the pleading requirements of the Private Securities Litigation Reform Act and other applicable law. On May 9, 2023, the court granted the Company’s motion to dismiss each of the claims, dismissing the First Amended Complaint in its entirety, without prejudice. Sylebra filed a Second Amended Complaint on June 30, 2023. The Company has filed a motion to dismiss the Second Amended Complaint and that motion was heard by the court on January 4, 2024. On March 18, 2024, the court granted the Company’s motion to dismiss the Second Amended Complaint in its entirety, without prejudice. Sylebra filed notice of appeal on April 16, 2024. Even if the Company were to prevail, this litigation could continue to be costly and time-consuming and divert the attention of the Company’s management and key personnel from the Company’s business operations. During the course of the litigation, the Company anticipates announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of the Company’s common stock may decline. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

In March 2024, the Company began to receive demand letters on behalf of purported stockholders challenging certain disclosures in the preliminary proxy statement filed with the SEC on March 11, 2024, as well as the definitive proxy statement (the “Proxy Statement”) filed with the SEC on March 21, 2024, in connection with, among other things, the Merger Agreement. As of April 25, 2024, four complaints have been filed in federal courts in New York and Delaware and a state court in Massachusetts by purported stockholders against, among others, Everbridge and its Board in connection with the Merger: Quagliani v. Everbridge, Inc., et al., Case No. 1:24-cv-02223 (S.D.N.Y. filed March 25, 2024); Finger v. Everbridge, Inc., et al., Case No.1:24-cv-00414 (D. Del. filed April 2, 2024); and Scott v. Everbridge, Inc., et al., Case No. 1:24-cv-00415 (D. Del. filed April 2, 2024) (collectively, the “Federal Merger Actions”) and Lacoff v. Everbridge, Inc., et al., Case No. 24-cv-815 (the “State Court Action” and, collectively with the Federal Merger Actions, the “Merger Actions”). Each of the Federal Merger Actions assert that the Proxy Statement omitted certain allegedly material information regarding, among other things, the background of the Merger, and Everbridge’s financial projections and Qatalyst Partners LP’s financial analyses in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated under the Exchange Act, rendering the Proxy Statement false and misleading. The State Court Action purports to allege misrepresentation claims under Massachusetts common law relating to the Proxy Statement. The plaintiffs in the Merger Actions seek, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger if consummated, costs of the action, including attorneys’ fees and experts’ fees and expenses, and an order directing the filing of a proxy statement that does not contain any untrue statements of material fact. The Company and its Board, among others, entered into a memorandum of understanding to settle the Lacoff action (“Memorandum of Understanding”), on April 22, 2024 and for an immaterial amount. Under the terms of the Memorandum of Understanding, the plaintiff in the Lacoff action agreed to dismiss her claims with prejudice. The Finger, Scott, and Quagliani actions were voluntarily dismissed by May 3, 2024.

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

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$13	to	$14
Facilities-related	5	to	5
Other	—	to	—
Business transformation charges	16	to	17
Total restructuring and business transformation charges	$34	to	$36

The following table sets provides a summary of restructuring activities (in thousands):

	Workforce (1)	Facilities- related (2)	Other	Total
Balance at January 1, 2024	$1,444	$(5)	$—	$1,439
Charges	2,334	10	—	2,344
Charges settled in cash	(1,921)	(9)	—	(1,930)
Charges settled in non-cash	(44)	—	—	(44)
Balance at March 31, 2024	$1,813	$(4)	$—	$1,809

(1)
Balance at March 31, 2024 is recorded in accrued payroll and employee related liabilities, accounts payable and accrued expenses on the condensed consolidated balance sheet.
(2)
Balance at March 31, 2024 is recorded in prepaid expenses on the condensed consolidated balance sheet.

Since the inception of the 2022 Strategic Realignment program through March 31, 2024, the Company incurred approximately $18.1 million of restructuring charges, of which $13.6 million was for employee-related expenses, $4.3 million was for facilities-related expenses and $0.2 million for other expenses.

The following table presents restructuring and business transformation expenses by major type and line item within our accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Restructuring charges	$2,344	$21
Business transformation charges:
Cost of revenue	65	341
Sales and marketing	(32)	1,066
Research and development	463	646
General and administrative	243	331
Other income (expense), net	—	(1)
Total business transformation charges	739	2,383
Total restructuring and business transformation charges	$3,083	$2,404

(19) Proposed Merger with Thoma Bravo

On February 29, 2024, the Company entered into the Merger Agreement, by and among Everbridge, Parent and Merger Sub, which amended and restated the previously announced Agreement and Plan of Merger dated as of February 4, 2024 by and among Everbridge, Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge, with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Fund.

The Board determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to and in the best interests of Everbridge and its stockholders, and have approved the Merger Agreement and the transactions contemplated by the Merger Agreement. The Board also resolved to recommend that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Also on February 29, 2024, in connection with the execution of the Merger Agreement, the Thoma Bravo Fund delivered to Everbridge an equity commitment letter (the “Equity Commitment Letter”) pursuant to which the Thoma Bravo Fund has committed to invest in Parent the cash amounts set forth therein for the purpose of funding up to the full amount of the aggregate merger consideration payable therein. Everbridge is a third party beneficiary of the Equity Commitment Letter and is entitled to enforce the investment commitment, on the terms and subject to the conditions set forth therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Everbridge, par value $0.001 per share (“Common Stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by stockholders of Everbridge who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will automatically be converted into the right to receive $35.00 in cash without interest thereon (the “Per Share Price”), subject to applicable withholding taxes.

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

Completion of the Merger is subject to customary closing conditions, including the receipt of specified regulatory approvals and the absence of an order or law preventing the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by each of Everbridge, Parent and Merger Sub, including, among others, covenants by Everbridge regarding the conduct of its business prior to the closing of the Merger.

Following the date of the Merger Agreement, Everbridge is subject to customary restrictions on its ability (and the ability of its subsidiaries and representatives) to (1) solicit, initiate, propose or induce the making or knowingly encourage, facilitate or assist alternative acquisition proposals from third parties, (2) subject to certain exceptions, provide nonpublic information relating to Everbridge or any of its subsidiaries to third parties regarding alternative acquisition proposals or (3) engage in discussions or negotiations with, third parties regarding alternative acquisition proposals. In addition, Everbridge has agreed that, subject to certain exceptions, the Board will not withdraw its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

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

Upon termination of the Merger Agreement under certain specified circumstances, Everbridge will be required to pay Parent a termination fee (the “Company Termination Fee”) of $50,000,000. Specifically, the Company Termination Fee is payable if (1) the Merger Agreement is terminated in certain circumstances; (2) prior to such termination (but after the date of the Merger Agreement) a proposal for an alternative acquisition transaction has been publicly announced or disclosed and not withdrawn; and (3) within one year of such termination, Everbridge subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Company Termination Fee will also be payable in certain circumstances if the Merger Agreement is terminated: (1) by Parent because the Board withdraws its recommendation that the stockholders of the Company vote to adopt the Merger Agreement; or (2) by Everbridge in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal.

Upon termination of the Merger Agreement under certain specified circumstances, Parent will be required to pay Everbridge a termination fee (the “Parent Termination Fee”) of $124,000,000 if the Merger Agreement is terminated in certain circumstances.

The Merger Agreement also provides that Everbridge, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. Subject to limited exceptions, in the event the Merger Agreement is validly terminated, Parent’s and Merger Sub’s aggregate liability for monetary damages for breaches of the Merger Agreement are capped at $124,000,000 plus Reimbursement Obligations (as defined in the Merger Agreement), and the Company’s liability for monetary damages for breaches of the Merger Agreement are capped at the Company Termination Fee plus any Enforcement Expenses (as defined in the Merger Agreement).

(20) Subsequent Event

Proposed Merger with Thoma Bravo

On April 25, 2024, Everbridge held a virtual special meeting of its stockholders (the “Special Meeting”) to vote on the proposals identified in Everbridge’s Proxy Statement filed with the SEC on March 21, 2024 and mailed to the Everbridge stockholders starting on March 21, 2024. At the Special Meeting, the following proposals were considered:

(1)
the proposal to adopt the Merger Agreement (the “Merger Agreement Proposal”);
(2)
the proposal to approve, on a non-binding, advisory basis, the compensation that will or may become payable by Everbridge to its named executive officers in connection with the Merger (the “Advisory Compensation Proposal”); and
(3)
the proposal to adjourn the Special Meeting to a later date or dates, if necessary or appropriate, to solicit additional proxies if there are insufficient votes to adopt the Merger Agreement at the time of the Special Meeting (the “Adjournment Proposal”).

At the Special Meeting, the Everbridge stockholders approved the Merger Agreement Proposal and the Advisory Compensation Proposal. As the Merger Agreement Proposal was approved, the Adjournment Proposal was unnecessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. References to “Everbridge,” “we,” “us,” “our,” and the “Company” refer to Everbridge, Inc. and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; our proposed acquisition by entities affiliated with Thoma Bravo, L.P. (“Thoma Bravo”); the effect of recent changes in our senior management team on our business; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weakness in internal control over financial reporting in the anticipated timeframe, if at all; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the potential impact of macroeconomic events such as the COVID-19 pandemic, the ongoing war in Ukraine or the evolving situation in the Middle East; the success of the 2022 Strategic Realignment; expected expenses, cash charges and cost savings; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, our ability to implement and achieve cost savings and the other operational and personnel changes described herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customer base has grown from 867 customers at the end of 2011 to more than 6,700 customers as of March 31, 2024. We provide our applications to customers of varying sizes, including enterprises, small businesses, non-profit organizations, educational institutions and governmental agencies. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, higher education and professional services.

We sell all of our critical event management applications on a subscription basis. We generally enter into contracts that range from one to three years in length, with an average contract duration of 1.7 years as of March 31, 2024, and generally bill and collect payment annually in advance. We derive most of our revenue from subscriptions to applications. On average, 95% of the revenue that we recognized in each of the eight most recently completed quarters was generated from contracts entered into in prior quarters or renewals of those contracts; the balance of the revenue that we recognized in each such quarter was generated from contracts entered into with new customers or new contracts, other than renewals, entered into with existing customers in such quarter. Our pricing model is based on the number of applications subscribed to and, per application, the number of people, locations and things connected to our platform as well as the volume of communications. We also offer premium services including data feeds for social media, threat intelligence and weather. We generate additional revenue by expanding the number of applications that our customers subscribe to and the number of contacts and devices connected to our platform.

We generated revenue of $111.4 million and $108.3 million for the three months ended March 31, 2024 and 2023, respectively, representing a period-over-period increase of 3%. We had net losses of $20.1 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, 18% of our customers in each period were located outside of North America. These customers generated 23% and 24% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. North America includes United States and Canada and International aggregates international revenues excluding Canada.

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

Recent Developments

Proposed Merger with Thoma Bravo

On February 4, 2024, we entered into an Agreement and Plan of Merger, as amended on February 29, 2024 (the “Merger Agreement”) with Project Emerson Parent, LLC (“Parent”) and Project Emerson Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Everbridge (the “Merger”), with Everbridge continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P. (the “Thoma Bravo Fund”), an investment fund managed by Thoma Bravo, L.P.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Everbridge, par value $0.001 per share (“Common Stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by stockholders of Everbridge who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will automatically be converted into the right to receive $35.00 in cash without interest thereon (the “Per Share Price”), subject to applicable withholding taxes.

Completion of the Merger is subject to customary closing conditions, including the receipt of specified regulatory approvals and the absence of an order or law preventing the Merger.

Either Everbridge or Parent may terminate the Merger Agreement if (1) the Effective Time has not occurred by August 4, 2024, which may be extended to November 4, 2024 if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing the Merger or (3) our stockholders fail to adopt the Merger Agreement. We may terminate the Merger Agreement in certain additional limited circumstances, including to allow us to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain additional limited circumstances, including if the Board of Directors (the “Board”) withdraws its recommendation that our stockholders vote to adopt the Merger Agreement.

Upon completion of the transaction, Everbridge will become a privately held company and will continue to operate under the Everbridge name and brand. On April 25, 2024, during a special meeting of stockholders, our stockholders approved the proposal to adopt the Merger Agreement. The transaction is expected to close in the second calendar quarter of 2024, subject to customary closing conditions and approvals. For further information, see Note 19, Proposed Merger with Thoma Bravo and Note 20, Subsequent Event, of the notes to condensed consolidated financial statements.

Other Business and Macroeconomic Conditions

Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with rising interest rates and inflation, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future, especially if inflation rates continue to rise, on our operating costs including our labor costs, employee availability and wage increases, consequences associated with COVID-19, the war in Ukraine and the evolving situation in the Middle East, which may result in additional stress on our working capital resources.

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

Restructuring

In May 2022, our Board approved a program (the “2022 Strategic Realignment”), as amended, to strategically realign our resources in order to accelerate and grow our investments in our largest growth opportunities while streamlining our operations. This program is in support of the 2022 strategic initiatives to simplify our business and accelerate the integration of recent acquisitions, and will help to drive the financial outcomes of sustainable growth and improved profitability and cash flow. The 2022 Strategic Realignment program includes a targeted realignment and reduction of headcount, facilities and other third-party spend. See Note 18 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$111,429	$108,268
Cost of revenue(1)	32,444	31,981
Gross profit	78,985	76,287
Operating expenses:
Sales and marketing(1)	37,118	42,188
Research and development(1)	22,848	25,004
General and administrative(1)	31,541	24,466
Restructuring	2,344	21
Total operating expenses	93,851	91,679
Operating loss	(14,866)	(15,392)
Other income, net	149	1,586
Loss before income taxes	(14,717)	(13,806)
Provision for income taxes	(5,351)	(842)
Net loss	$(20,068)	$(14,648)

(1)
Includes stock-based compensation expense and depreciation and amortization for intangible assets, capitalized software development costs and property and equipment as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense
Cost of revenue	$1,287	$1,655
Sales and marketing	4,067	4,747
Research and development	2,639	3,726
General and administrative	3,419	3,321
Total	$11,412	$13,449

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization expense
Cost of revenue	$6,355	$6,248
Sales and marketing	287	380
Research and development	246	314
General and administrative	7,559	7,832
Total	$14,447	$14,774

The following table sets forth our condensed consolidated statements of operations as a percentage of revenue(1):

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	29%	30%
Gross profit	71%	70%
Operating expenses:
Sales and marketing	33%	39%
Research and development	21%	23%
General and administrative	28%	23%
Restructuring	2%	0%
Total operating expenses	84%	85%
Operating loss	(13)%	(14)%
Other income, net	0%	1%
Loss before income taxes	(13)%	(13)%
Provision for income taxes	(5)%	(1)%
Net loss	(18)%	(14)%

(1)
Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenue	$111,429	$108,268	$3,161	2.9%

Revenue increased by $3.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was due to a $3.2 million increase in sales of our solutions driven by expansion of our customer base from 6,500 customers as of March 31, 2023 to 6,768 customers as of March 31, 2024, including increased sales to larger organizations with greater numbers of contacts and locations.

Cost of Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenue	$32,444	$31,981	$463	1.4%
Gross margin %	71%	70%

Cost of revenue increased by $0.5 million during the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to a $0.7 million increase in travel risk management, operational resiliency and occupational health solutions costs, a $0.5 million increase in hosting, software and messaging costs and other costs, a $0.2 million increase in office and other related expenses to support revenue generating activities and a $0.1 million increase in depreciation and amortization expense attributed to our fixed assets, acquired intangibles and capitalized software. These amounts were offset by a $1.0 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 393 and 402 employees as of March 31, 2024 and 2023, respectively.

Gross margin percentage increased due to revenue growth outpacing cost.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Sales and marketing	$37,118	$42,188	$(5,070)	(12.0)%
% of revenue	33%	39%

Sales and marketing expense decreased by $5.1 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a $3.4 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 487 and 548 employees as of March 31, 2024 and 2023, respectively. The remaining decrease was principally the result of a $1.3 million decrease in advertising-related costs and trade show expenses, a $0.3 million decrease in office-related expenses and a $0.1 million decrease in software expenses to support the sales team.

Research and Development Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Research and development	$22,848	$25,004	$(2,156)	(8.6)%
% of revenue	21%	23%

Research and development expense decreased by $2.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was due to a $1.3 million decrease in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment, a $0.6 million decrease in professional services, a $0.1 million decrease in software-related costs and a $0.1 million decrease in office-related and other expenses to support research and development activities. There were 515 and 541 employees as of March 31, 2024 and 2023, respectively. In addition, $4.3 million of internally developed software costs during the three months ended March 31, 2024 and $4.2 million of internally developed software costs during the three months ended March 31, 2023 were capitalized, resulting in a $0.1 million decrease in research and development expense during the three months ended March 31, 2024.

General and Administrative Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$31,541	$24,466	$7,075	28.9%
% of revenue	28%	23%

General and administrative expense increased by $7.1 million during the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to an $8.2 million increase in professional services and office-related expenses primarily due to merger transaction-related costs. The increase was also due to a $0.4 million increase in employee-related costs, which includes stock-based compensation and employee-related costs related to the 2022 Strategic Realignment. There were 182 and 194 employees as of March 31, 2024 and 2023, respectively. These increases were partially offset by a $1.2 million decrease in allowance for credit losses and a $0.3 million decrease in depreciation and amortization.

Restructuring

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Restructuring	$2,344	$21	$2,323	N/M
% of revenue	2%	0%

Restructuring expense increased by $2.3 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $2.3 million increase in employee-related expenses in connection with the 2022 Strategic Realignment.

Other income, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Other income, net	$149	$1,586	$(1,437)	(90.6)%
% of revenue	0%	1%

Other income, net decreased by $1.4 million for the three months ended March 31, 2024 when compared to the same period in 2023. The decrease was due to a $0.7 million decrease in interest income and a $0.7 million decrease in net foreign currency transaction gains.

Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Provision for income taxes	$(5,351)	$(842)	$(4,509)	N/M
% of revenue	(5)%	(1)%

A portion of the losses incurred during the three months ended March 31, 2024 are expected to be realized in some jurisdictions during the year or recognized as a deferred tax asset as of December 31, 2024. Losses incurred for other operating jurisdictions required a valuation allowance. The provision for income taxes of $5.4 million generated in the three months ended March 31, 2024 was associated with estimated cash taxes required in jurisdictions in which the estimated deferred tax assets for the year will require a valuation allowance. The change in income taxes of $4.5 million for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily related to an increase in estimated cash taxes associated with 2024 as compared to what was estimated in the same quarter of 2023.

Other Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

•
Adjusted EBITDA. Adjusted EBITDA represents our net loss before interest and investment (income) expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense and costs related to the 2022 Strategic Realignment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the capitalized software that is amortized will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,068)	$(14,648)
Interest and investment expense, net	(545)	(968)
Provision for income taxes	5,351	842
Depreciation and amortization	14,447	14,774
Stock-based compensation	11,412	13,449
2022 Strategic Realignment	3,083	2,404
Adjusted EBITDA	$13,680	$15,853

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$2,142	$20,575
Capital expenditures	(247)	(575)
Capitalized software development costs	(3,958)	(4,112)
Free cash flow	(2,063)	15,888
Cash payments for 2022 Strategic Realignment	3,923	4,121
Adjusted free cash flow	$1,860	$20,009

•
Additional Supplemental Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain additional supplemental non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): amortization of acquired intangibles, stock-based compensation expense, costs related to the 2022 Strategic Realignment and accretion of interest on convertible senior notes and the tax impact of such adjustments. The tax impact of such adjustments was determined by recalculating the estimated annual effective tax rate utilizing non-GAAP pre-tax income estimated for the year and then applying the recalculated estimated annual effective tax rate to year-to-date non-GAAP net income. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

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

The following table reconciles our GAAP gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended March 31,
	2024	2023
Gross profit	$78,985	$76,287
Amortization of acquired intangibles	1,521	2,385
Stock-based compensation	1,287	1,655
2022 Strategic Realignment	65	341
Non-GAAP gross profit	$81,858	$80,668

The following table reconciles our GAAP gross margin to non-GAAP gross margin(1):

	Three Months Ended March 31,
	2024	2023
Gross margin	70.9%	70.5%
Amortization of acquired intangibles margin	1.4%	2.2%
Stock-based compensation margin	1.2%	1.5%
2022 Strategic Realignment margin	0.1%	0.3%
Non-GAAP gross margin	73.5%	74.5%

(1)
Columns may not add up to 100% due to rounding.

The following table reconciles our GAAP net loss to non-GAAP net income (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,068)	$(14,648)
Amortization of acquired intangibles	8,583	9,648
Stock-based compensation	11,412	13,449
2022 Strategic Realignment	3,083	2,404
Accretion of interest on convertible senior notes	519	715
Income tax adjustments	4,444	(737)
Non-GAAP net income	$7,973	$10,831

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from sales to our customers, along with equity issuances and debt financing arrangements. Our principal source of liquidity is cash and cash equivalents totaling $121.4 million as of March 31, 2024. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

We believe that our cash and cash equivalent balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

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

Material Cash Requirements and Contractual Obligations

We expect to use cash primarily for operating activities, such as our sales and marketing operations, research and development activities and other working capital needs, such as salaries, bonuses, and other personnel cost and data center hosting costs, as well as payments for merger-related expenses, acquisitions of businesses, interest payments on our convertible senior notes and payments related to the 2022 Strategic Realignment. We expect to continue to finance our operations primarily through cash from sales to our customers and may consider future equity issuances and debt financing arrangements. As of March 31, 2024, our commitments to settle contractual obligations include $363.7 million principal amount of indebtedness under the 0% convertible senior notes due March 15, 2026 (the “2026 Notes”) and 0.125% convertible senior notes due December 15, 2024 (the “2024 Notes”) (see Note 9 of the notes to consolidated financial statements) and lease obligations of $24.6 million (see Note 16 of the notes to condensed consolidated financial statements).

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$125,371	$201,594
Net cash provided by operating activities	2,142	20,575
Net cash used in investing activities	(2,186)	(398)
Net cash provided by (used in) financing activities	(276)	1,924
Effects of exchange rates on cash, cash equivalents and restricted cash	(732)	63
Cash, cash equivalents and restricted cash at end of period	$124,319	$223,758

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

Operating activities generated $2.1 million in cash in the three months ended March 31, 2024, primarily as a result of non-cash operating expenses of $31.6 million which was offset by our net loss of $20.1 million and $9.4 million decrease in changes in operating assets and liabilities. Included in the $2.1 million cash provided by operating activities was $3.9 million cash paid related to the 2022 Strategic Realignment. Specifically, we recognized non-cash charges aggregating to $14.4 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $11.4 million for stock-based compensation, $4.9 million for amortization of deferred commissions, $0.5 million related to the accretion of interest on our convertible senior notes and $0.4 million for provision for credit losses. The net change in operating assets and liabilities of $9.4 million reflected an $18.3 million decrease in accrued expenses, a $6.5 million decrease in accounts payable, a $4.6 million increase in deferred cost, a $2.2 million decrease in other liabilities, a $1.8 million decrease in accrued payroll and employee related liabilities and a $1.1 million increase in prepaid expenses. These amounts were offset by a $17.9 million decrease in accounts receivable, a $4.3 million increase in deferred revenue and a $3.0 million decrease in other assets.

Operating activities generated $20.6 million in cash in the three months ended March 31, 2023, primarily as a result of non-cash operating expenses of $34.2 million and $1.0 million increase in changes in operating assets and liabilities which was offset by our net loss of $14.6 million. Included in the $20.6 million cash provided by operating activities was $4.1 million cash paid related to the 2022 Strategic Realignment. Specifically, we recognized non-cash charges aggregating to $14.8 million for depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $13.4 million for stock-based compensation, $4.5 million for amortization of deferred commissions, $1.6 million for provision for credit losses and $0.7 million related to the accretion of interest on our convertible senior notes partially offset by $0.5 million for deferred income taxes and $0.4 million for gains on the disposal of assets. The net change in operating assets and liabilities of $1.0 million reflected a $12.0 million decrease in accounts receivable and a $3.6 million increase in deferred revenue. These amounts were offset by a $5.9 million increase in deferred cost, a $2.5 million increase in prepaid expenses, a $1.7 million decrease in accounts payable, a $1.7 million decrease in accrued payroll and employee related liabilities, a $1.4 million decrease in other liabilities, a $0.8 million decrease in accrued expenses and a $0.6 million increase in other assets.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs, business acquisitions, property and equipment expenses, purchase and sales of short-term investments and the sale of assets.

Investing activities used $2.2 million in cash in the three months ended March 31, 2024, which consists of a $4.0 million investment in software development and $0.2 million in purchases of property and equipment offset by $2.0 million attributed to a landlord reimbursement.

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

We may from time to time seek to retire or purchase additional outstanding debt through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such repurchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

Financing activities used $0.3 million of cash in the three months ended March 31, 2024, which reflects $2.2 million payment for employee withholding taxes related to the issuance of restricted stock units and performance-based restricted stock units partially offset by $1.9 million from the issuance of stock under our employee stock purchase plan and $0.1 million from the exercise of stock options.

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

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not change the fair value of our interest sensitive financial instruments by a material amount. In addition, if a 100-basis point change in overall interest rates were to occur in 2024, our interest income would not change significantly in relation to amounts we would expect to earn, based on our cash, cash equivalents, and investments as of March 31, 2024.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In March 2021, we issued $375 million in aggregate principal amount of our 2026 Notes of which $300.3 million remain outstanding as of March 31, 2024. During the year ended December 31, 2023, we paid approximately $64.9 million in cash to repurchase approximately $74.7 million principal amount of the 2026 Notes. In December 2019, we issued $450 million in aggregate principal amount of our 2024 Notes of which $63.5 million remain outstanding as of March 31, 2024. During the year ended December 31, 2023, we paid approximately $65.7 million in cash to repurchase approximately $70.1 million principal amount of the 2024 Notes. During the year ended December 31, 2022, we paid approximately $288.8 million in cash to repurchase approximately $316.4 million principal amount of the 2024 Notes. The 2026 Notes and 2024 Notes are convertible under certain circumstances, including upon certain trading price conditions related to our common stock, and upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The 2026 Notes and 2024 Notes were not convertible as of March 31, 2024.

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments include cash in readily available checking and money market accounts and marketable securities. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $121.4 million as of March 31, 2024, which consisted of bank deposits and money market funds. To date, fluctuations in interest income have not been significant.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGC”s) over user access and change management for the primary system supporting our financial statement close process. The material weakness was first identified and reported in Management’s Annual Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the period ending December 31, 2023.

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Following identification of this material weakness, and prior to filing this Quarterly Report on Form 10-Q, we performed additional analysis and procedures in preparing our condensed consolidated financial statements for the three months ended March 31, 2024. Based on these procedures, management believes that the consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP.

Remediation Plan for Material Weakness

Management has implemented measures designed to ensure that the material weakness is remediated. We took the following remediation steps during the fourth quarter of 2023 and first quarter of 2024:

•
We reviewed all changes that occurred in our primary system supporting our financial statement close process. We enhanced procedures related to change management and user access by creating an electronic workflow request and approval to ensure all requests and approvals are confirmed with the systems administrators and accounting staff to address any financial impact.

•
We have written policies and procedures over the operation and importance of ITGCs and policy requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes.
•
We have documented and trained personnel of ITGCs to facilitate knowledge transfer in the event of personnel and function changes.
•
We enhanced management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes.

As of March 31, 2024, management has implemented all remedial actions described above in respect to the material weakness relating to policies and procedures within the IT function. Due to the timing of the design and implementation of these remediation efforts during the first quarter of 2024, there has been insufficient time for the Company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of the implemented remediations at March 31, 2024. We expect to continue to assess their operating effectiveness throughout 2024.

Changes in Internal Control

Except as described above with respect to our remediation plan, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. During the three months ended March 31, 2024, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangements

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated February 29, 2024 among Project Emerson Parent, LLC, Project Emerson Merger Sub, Inc. and Everbridge, Inc.		8-K	001-37874	2.1	3/1/24

3.1	Sixth Amended and Restated Certificate of Incorporation of Everbridge, Inc.		10-Q	001-37874	3.1	8/9/21

3.2	Third Amended and Restated Bylaws of Everbridge, Inc.		10-Q	001-37874	3.2	11/9/23

10.1+	Letter Agreement, dated as of March 7, 2024, by and between Everbridge, Inc. and Shirley Devlin-Lebow.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

Everbridge, Inc.

Date: May 9, 2024	By:	/s/ David J. Wagner
David J. Wagner
Chief Executive Officer

Date: May 9, 2024	By:	/s/ David E. Rockvam
David E. Rockvam
Executive Vice President and Chief Financial Officer